Form 10-Q
period 2019-03-31
COMMUNITY WEST BANCSHARES /
filed 2019-05-03
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 or

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,449,886 as of April 30, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CWBC	NASDAQ

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	3
Consolidated Income Statements for the three months ended March 31, 2019 and 2018 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019 and 2018 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	46
Item 4 – Controls and Procedures	46

Part II. Other Information
Item 1 – Legal Proceedings	47
Item 1A – Risk Factors	47
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3 – Defaults Upon Senior Securities	47
Item 4 – Mine Safety Disclosures	47
Item 5 – Other Information	47
Item 6 – Exhibits	48

Signatures	48

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,900	$2,975
Federal funds sold	7	8
Interest-earning demand in other financial institutions	51,499	53,932
Cash and cash equivalents	53,406	56,915
Investment securities - available-for-sale, at fair value; amortized cost of $24,557 at March 31, 2019 and $25,222 at December 31, 2018	24,344	24,931
Investment securities - held-to-maturity, at amortized cost; fair value of $7,153 at March 31, 2019 and $7,269 at December 31, 2018	7,073	7,301
Investment securities - measured at fair value; amortized cost of $66 at March 31, 2019 and December 31, 2018.	145	121
Federal Home Loan Bank stock, at cost	2,714	2,714
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	46,995	48,355
Held for investment, net of allowance for loan losses of $8,648 at March 31, 2019 and $8,691 at December 31, 2018	714,423	711,197
Total loans	761,418	759,552
Premises and equipment, net	6,194	6,381
Other assets	25,727	18,003
Total assets	$882,394	$877,291
Liabilities:
Deposits:
Non-interest-bearing demand	$135,495	$108,161
Interest-bearing demand	287,095	270,431
Savings	15,128	14,641
Certificates of deposit ($250,000 or more)	91,580	93,439
Other certificates of deposit	205,431	229,334
Total deposits	734,729	716,006
Other borrowings	52,750	75,000
Other liabilities	18,462	10,134
Total liabilities	805,941	801,140

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,449,886 shares issued and outstanding at March 31, 2019 and 8,533,346 at December 31, 2018	42,173	42,964
Retained earnings	34,414	33,328
Accumulated other comprehensive (loss)	(134)	(141)
Total stockholders’ equity	76,453	76,151
Total liabilities and stockholders’ equity	$882,394	$877,291

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$10,541	$9,651
Investment securities and other	484	337
Total interest income	11,025	9,988
Interest expense:
Deposits	2,444	1,443
Other borrowings	358	195
Total interest expense	2,802	1,638
Net interest income	8,223	8,350
(Credit) provision for loan losses	(57)	(144)
Net interest income after provision for loan losses	8,280	8,494
Non-interest income:
Other loan fees	258	296
Document processing fees	87	117
Service charges	139	116
Other	120	110
Total non-interest income	604	639
Non-interest expenses:
Salaries and employee benefits	4,381	4,149
Occupancy, net	782	784
Professional services	381	304
Data processing	224	212
FDIC assessment	170	214
Depreciation	213	167
Advertising and marketing	129	170
Stock based compensation	95	116
Other	342	417
Total non-interest expenses	6,717	6,533
Income before provision for income taxes	2,167	2,600
Provision for income taxes	657	786
Net income	$1,510	$1,814
Earnings per share:
Basic	$0.18	$0.22
Diluted	$0.18	$0.21
Weighted average number of common shares outstanding:
Basic	8,491	8,209
Diluted	8,604	8,686
Dividends declared per common share	$0.050	$0.040

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$1,510	$1,814
Other comprehensive income, net:
Unrealized (loss) income on securities available-for-sale (AFS), net (tax effect of ($5) and $27 for each respective period presented)	7	(39)
Net other comprehensive (loss) income	7	(39)
Comprehensive income	$1,517	$1,775

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2018:	8,533	$42,964	$(141)	$33,328	$76,151
Net income	—	—	—	1,510	1,510
Exercise of stock options	6	43	—	—	43
Stock based compensation	—	95	—	—	95
Common stock repurchase	(89)	(929)	—	—	(929)
Dividends on common stock	—	—	—	(424)	(424)
Other comprehensive income, net	—	—	7	—	7
Balance, March 31, 2019	8,450	$42,173	$(134)	$34,414	$76,453

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2017:	8,193	$42,604	$25	$27,441	$70,070
Net income	—	—	—	1,814	1,814
Exercise of stock options	23	78	—	—	78
Stock based compensation	—	116	—	—	116
Dividends on common stock	—	—	—	(328)	(328)
Other comprehensive income, net	—	—	(39)	—	(39)
Impact of ASU 2016-01 and 2018-02 as of January 1, 2018	—	—	(59)	59	—
Balance, March 31, 2018	8,216	$42,798	$(73)	$28,986	$71,711

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$1,510	$1,814
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) provision for loan losses	(57)	(144)
Depreciation	213	167
Stock based compensation	95	116
Deferred income taxes	212	(164)
Net accretion of discounts and premiums for investment securities	20	29
Losses/(Gains) on:
Sale of repossessed assets, net	—	26
Sale of assets, net	7	—
Loans originated for sale and principal collections, net	1,360	2,327
Changes in:
Investment securities held at fair value	(24)	(18)
Other assets	401	438
Other liabilities	(22)	406
Servicing assets, net	8	46
Net cash provided by operating activities	3,723	5,043
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	582	832
Principal pay downs and maturities of held-to-maturity securities	225	452
Loan originations and principal collections, net	(3,169)	(13,412)
Purchase of premises and equipment, net	(33)	(292)
Proceeds from sale of other real estate owned and repossessed assets, net	—	214
Net cash used in investing activities	(2,395)	(12,206)
Cash flows from financing activities:
Net increase in deposits	18,723	10,353
Net (decrease) increase in borrowings	(22,250)	20,000
Exercise of stock options	43	78
Cash dividends paid on common stock	(424)	(328)
Common stock repurchase	(929)	—
Net cash (used in) provided by financing activities	(4,837)	30,103
Net (decrease) increase cash and cash equivalents	(3,509)	22,940
Cash and cash equivalents at beginning of period	56,915	45,869
Cash and cash equivalents at end of period	$53,406	$68,809
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,521	$219
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	-	101
Operating lease right-of-use asset	(8,350)	—
Operating lease liability	8,350	—

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2019 and 2018 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2018 and for the three months ended March 31, 2018 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and Small Business Administration ("SBA").  The Company did not incur any lower of cost or fair value provision in the three months ended March 31, 2019 and 2018.

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

Allowance for Loan Losses and Provision for Loan Losses

The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”).  The ALL is based on estimates and is intended to be appropriate to provide for probable losses inherent in the loan portfolio.  This process involves deriving probable loss estimates that are based on migration analysis and historical loss rates, in addition to qualitative factors that are based on management’s judgment.  The migration analysis and historical loss rate calculations are based on the annualized loss rates utilizing a twelve-quarter loss history.  Migration analysis is utilized for the Commercial Real Estate (“CRE”), Commercial, Commercial Agriculture, SBA, Home Equity Line of Credit (“HELOC”), Single Family Residential, and Consumer portfolios.  The historical loss rate method is utilized primarily for the Manufactured Housing portfolio.  The migration analysis takes into account the risk rating of loans that are charged off in each loan category.  Loans that are considered Doubtful are typically charged off.  The following is a description of the characteristics of loan ratings.  Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

Substantially Risk Free –   These borrowers have virtually no probability of default or loss given default and present no identifiable or potential adverse risk to the Company.  Documented repayment is either backed by the full faith and credit of the United States Government, or secured by cash collateral.  The collateral must be in the possession of the Company and free from potential claim.  In addition, these credits will conform in all aspects to established loan policies and procedures, laws, rules, and regulations.

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

Pass/Management Attention Risk – The loans in the four remaining pass categories range from minimal risk to moderate risk to acceptable risk to management attention risk. Loans rated in the first three categories are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company. Loans in the minimal and moderate risk categories are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment. In the case of individuals, borrowers with this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment. Loans rated acceptable risk in the management attention risk category indicate that although the borrower meets the criteria for a rating of acceptable risk or better, the credit possesses an identified and elevated risk level that should be resolved in a short period of time.  Technical risks include, but are not limited to, inadequate or improperly executed documentation, which may be material, serious delays in the submission of financial reporting or covenant violations that are not indicative of a protracted trend.

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

Commercial, CRE and SBA Loans

Charge-offs on these loan categories are taken as soon as all or a portion of any loan balance is deemed to be uncollectible.  A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Generally, loan balances are charged-down to the fair value of the collateral, if, based on a current assessment of the value, an apparent deficiency exists.  In the event there is no perceived equity, the loan is charged-off in full.  Unsecured loans which are delinquent over 90 days are, without clear support, also charged-off in full.

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

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period divided into the net income.  Diluted earnings per share include the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include stock options.

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  This update amends the accounting requirements for leases by requiring recognition of lease liabilities and related right-of-use assets on the balance sheet.  Lessees are required to recognize a lease liability measured on a discounted basis, which is the lessee’s right to use, or control the use of, a specified asset for the lease term.  We adopted Topic 842 using the modified retrospective approach as of the effective  date, January 1, 2019.  We have recorded the cumulative effects on our balance sheet as of the effective date.  No adjustments were made to prior comparative periods.  As a result of the adoption, there was no impact on net income.  We recorded operating lease right-of-use assets of $8.4 million and lease liabilities of $8.4 million.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed us to carry forward the historical lease classifications.  Leases with a term of 12 months or less are not recorded on the balance sheet.  See Note 11, Leases for further information.

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

In March 2017, the FASB issued updated guidance codified within ASU-2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20),” which is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities.  The standard is effective for the Company as of January 1, 2019.  The Company adopted this guidance as of January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11,911	$—	$(143)	$11,768
U.S. government agency collateralized mortgage obligations ("CMO")	12,646	9	(79)	12,576
Total	$24,557	$9	$(222)	$24,344

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,073	$164	$(84)	$7,153
Total	$7,073	$164	$(84)	$7,153

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$79	$—	$145
Total	$66	$79	$—	$145

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$12,225	$—	$(155)	$12,070
U.S. government agency collateralized mortgage obligations ("CMO")	12,931	9	(79)	12,861
Total	$25,156	$9	$(234)	$24,931

Securities held-to-maturity
U.S. government agency mortgage backed securities ("MBS")	$7,301	$118	$(150)	$7,269
Total	$7,301	$118	$(150)	$7,269

Securities measured at fair value	$66	$55	$—	$121
Equity securities: Farmer Mac class A stock	$66	$55	$—	$121
Total

At March 31, 2019 and December 31, 2018, $31.4 million and $32.2 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	March 31, 2019
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,947	2.6%	$1,365	2.8%	$8,457	3.3%	$—	—	$11,769	3.1%
U.S. government agency CMO	—	—	2,609	2.6%	7,099	2.9%	2,867	3.4%	12,575	3.0%
Total	$1,947	2.6%	$3,974	2.7%	$15,556	3.1%	$2,867	3.4%	$24,344	3.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,183	4.6%	$4,100	3.2%	$790	3.6%	$7,073	3.7%
Total	$—	—	$2,183	4.6%	$4,100	3.2%	$790	3.6%	$7,073	3.7%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$145	—
Total	$—	—	$—	—	$—	—	$—	—	$145	—

	December 31, 2018
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,946	2.6%	$1,388	2.6%	$8,736	3.1%	$—	—	$12,070	2.0%
U.S. government agency CMO	—	—	2,717	2.5%	7,284	2.8%	2,860	3.2%	12,861	1.9%
Total	$1,946	2.6%	$4,105	2.5%	$16,020	3.0%	$2,860	3.2%	$24,931	2.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%
Total	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$121	—
Total	$—	—	$—	—	$—	—	$—	—	$121	—

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	March 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,998	$1,947	$1,998	$1,946
After one year through five years	3,998	3,974	4,138	4,105
After five years through ten years	15,647	15,556	16,107	16,020
After ten years	2,914	2,867	2,913	2,860
Total	$24,557	$24,344	$25,156	$24,931

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	2,183	2,275	2,058	2,153
After five years through ten years	4,100	4,053	4,449	4,323
After ten years	790	825	794	793
Total	$7,073	$7,153	$7,301	$7,269

Securities measured at fair value
Farmer Mac class A stock	$66	$145	$66	$121
Total	$66	$145	$66	$121

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	March 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$6	$2,176	$137	$9,593	$143	$11,769
U.S. government agency CMO	18	5,940	61	3,215	79	9,155
Total	$24	$8,116	$198	$12,808	$222	$20,924

Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$84	$2,619	$84	$2,619
Total	$—	$—	$84	$2,619	$84	$2,619

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$21	$4,001	$134	$8,070	$155	$12,071
U.S. government agency CMO	2	4,749	77	3,289	79	8,038
Equity securities: Farmer Mac class A stock	—	—	—	—	—	—
Total	$23	$8,750	$211	$11,359	$234	$20,109
Securities held-to-maturity
U.S. Government-agency MBS	$10	$1,706	$140	$2,094	$150	$3,800
Total	$10	$1,706	$140	$2,094	$150	$3,800

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of March 31, 2019 and December 31, 2018, there were 14 and 21 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2019 and December 31, 2018, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of March 31, 2019 and December 31, 2018, the Company had approximately $12.8 million and $13.6 million, respectively, of SBA loans included in loans held for sale.  As of March 31, 2019 and December 31, 2018, the principal balance of SBA loans serviced for others was $6.5 million and $7.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of March 31, 2019 and December 31, 2018, the Company had $34.2 million and $34.8 million of USDA loans included in loans held for sale, respectively. As of March 31, 2019 and December 31, 2018, the principal balance of USDA loans serviced for others was $2.0 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$248,669	$247,114
Commercial real estate	369,206	365,809
Commercial	81,879	83,753
SBA	5,364	5,557
HELOC	6,585	6,756
Single family real estate	11,611	11,261
Consumer	67	46
	723,381	720,296
Allowance for loan losses	(8,648)	(8,691)
Deferred fees, net	(245)	(337)
Discount on SBA loans	(65)	(71)
Total loans held for investment, net	$714,423	$711,197

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	March 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$247,756	$699	$—	$—	$699	$214	$248,669	$—
Commercial real estate:
Commercial real estate	294,251	—	—	—	—	97	294,348	—
SBA 504 1st trust deed	20,691	251	—	—	251	—	20,942	—
Land	6,542	—	—	—	—	—	6,542	—
Construction	47,374	—	—	—	—	—	47,374	—
Commercial	76,783	305	—	—	305	4,791	81,879	—
SBA	4,332	247	—	—	247	785	5,364	—
HELOC	6,335	56	—	—	56	194	6,585	—
Single family real estate	11,611	—	—	—	—	—	11,611	—
Consumer	67	—	—	—	—	—	67	—
Total	$715,742	$1,558	$—	$—	$1,558	$6,081	$723,381	$—

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$246,456	$285	$144	$—	$429	$229	$247,114	$—
Commercial real estate:
Commercial real estate	267,377	2,478	—	—	2,478	102	269,957	—
SBA 504 1st trust deed	20,835	—	322	—	322	—	21,157	—
Land	6,381	—	—	—	—	—	6,381	—
Construction	67,835	479	—	—	479	—	68,314	—
Commercial	78,857	15	—	—	15	4,881	83,753	—
SBA	4,741	—	—	—	—	816	5,557	—
HELOC	6,558	—	—	—	—	198	6,756	—
Single family real estate	11,221	16	—	24	40	—	11,261	—
Consumer	46	—	—	—	—	—	46	—
Total	$710,307	$3,273	$466	$24	$3,763	$6,226	$720,296	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$8,691	$8,420
Charge-offs	(17)	(6)
Recoveries	31	188
Net recoveries	14	182
Provision (credit)	(57)	(144)
Ending balance	$8,648	$8,458

As of March 31, 2019 and December 31, 2018, the Company had reserves for credit losses on undisbursed loans of $87,000 and $73,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(17)	—	—	—	—	(17)
Recoveries	6	—	19	5	1	—	—	31
Net (charge-offs) recoveries	6	—	2	5	1	—	—	14
Provision (credit)	(14)	30	7	(40)	(43)	3	—	(57)
Ending balance	$2,188	$5,058	$1,219	$44	$48	$91	$—	$8,648

2018
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	—	—	—	—	—	(6)
Recoveries	99	15	5	62	7	—	—	188
Net (charge-offs) recoveries	93	15	5	62	7	—	—	182
Provision (credit)	(171)	117	(11)	(74)	(6)	1	—	(144)
Ending balance	$2,102	$4,976	$1,127	$61	$93	$99	$—	$8,458

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of March 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,299	$241	$3,475	$—	$—	$770	$—	$10,785
Impaired loans with no allowance recorded	2,755	97	4,064	785	193	1,798	—	9,692
Total loans individually evaluated for impairment	9,054	338	7,539	785	193	2,568	—	20,477
Loans collectively evaluated for impairment	239,615	368,868	74,340	4,580	6,392	9,043	66	702,904
Total loans held for investment	$248,669	$369,206	$81,879	$5,365	$6,585	$11,611	$66	$723,381
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,299	$241	$3,475	$—	$—	$770	$—	$10,785
Impaired loans with no allowance recorded	3,635	157	4,370	1,194	249	1,798	—	11,403
Total loans individually evaluated for impairment	9,934	398	7,845	1,194	249	2,568	—	22,188
Loans collectively evaluated for impairment	239,615	368,868	74,340	4,580	6,392	9,043	66	702,904
Total loans held for investment	$249,549	$369,266	$82,185	$5,774	$6,641	$11,611	$66	$725,092
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$390	$9	$1	$—	$—	$22	$—	$422
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	390	9	1	—	—	22	—	422
Loans collectively evaluated for impairment	1,798	5,049	1,218	44	48	69	—	8,226
Total loans held for investment	$2,188	$5,058	$1,219	$44	$48	$91	$—	$8,648

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	3,269	102	7,811	815	198	1,964	—	14,159
Total loans individually evaluated for impairment	11,995	345	7,811	815	198	2,739	—	23,903
Loans collectively evaluated for impairment	235,119	365,464	75,942	4,742	6,558	8,522	46	696,393
Total loans held for investment	$247,114	$365,809	$83,753	$5,557	$6,756	$11,261	$46	$720,296
Unpaid Principal Balance
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	4,321	160	8,078	1,211	249	1,963	—	15,982
Total loans individually evaluated for impairment	13,047	403	8,078	1,211	249	2,738	—	25,726
Loans collectively evaluated for impairment	235,119	365,464	75,942	4,742	6,558	8,522	46	696,393
Total loans held for investment	$248,166	$365,867	$84,020	$5,953	$6,807	$11,260	$46	$722,119
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$432	$9	$—	$—	$—	$24	$—	$465
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	432	9	—	—	—	24	—	465
Loans collectively evaluated for impairment	1,764	5,019	1,210	79	90	64	—	8,226
Total loans held for investment	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

Included in impaired loans are $3.1 million and $3.1 million of loans guaranteed by government agencies at March 31, 2019 and December 31, 2018, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

The table below reflects recorded investment in loans classified as impaired:

	March 31, 2019	December 31, 2018
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$10,785	$9,744
Impaired loans without a specific valuation allowance under ASC 310	9,692	14,159
Total impaired loans	$20,477	$23,903
Valuation allowance related to impaired loans	$422	$465

The following table summarizes impaired loans by class of loans:

	March 31, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$9,054	$11,995
Commercial real estate :
Commercial real estate	97	102
SBA 504 1st trust deed	241	243
Land	—	—
Construction	—	—
Commercial	7,539	7,811
SBA	785	815
HELOC	193	198
Single family real estate	2,568	2,739
Consumer	—	—
Total	$20,477	$23,903

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended March 31,
	2019		2018
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$10,386	$166	$8,174	$162
Commercial real estate:
Commercial real estate	98	—	119	—
SBA 504 1st trust deed	239	4	429	5
Land	—	—	—	—
Construction	—	—	—	—
Commercial	7,573	43	8,226	49
SBA	790	—	961	1
HELOC	193	5	211	—
Single family real estate	2,618	34	2,295	27
Consumer	—	—	—	—
Total	$21,897	$252	$20,415	$244

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans	$6,081	$6,226
Government guaranteed portion of loans included above	$2,824	$2,848

Troubled debt restructured loans, gross	$16,307	$16,749
Loans 30 through 89 days past due with interest accruing	$1,558	$3,763
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.20%	1.21%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended March 31, 2019 and 2018, was $0.1 million.

The following table presents the composition of nonaccrual loans by class of loans:

	March 31, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$214	$229
Commercial real estate:
Commercial real estate	97	102
SBA 504 1st trust deed	—	—
Land	—	—
Construction	—	—
Commercial	4,791	4,881
SBA	785	816
HELOC	194	198
Single family real estate	—	—
Consumer	—	—
Total	$6,081	$6,226

Included in nonaccrual loans are $2.8 million of loans guaranteed by government agencies at March 31, 2019 and $2.8 million at December 31, 2018.

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

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company rates loans with potential problems as “Special Mention,” “Substandard,” “Doubtful” and “Loss”.  For a detailed discussion on these risk classifications see “Note 1 Summary of Significant Accounting Policies - Allowance for Loan Losses and Provision for Loan Losses”.   Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution's credit position at some future date.  Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Risk ratings are updated as part of our normal loan monitoring process, at a minimum, annually.

The following tables present gross loans by risk rating:

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$248,454	$—	$215	$—	$248,669
Commercial real estate:
Commercial real estate	292,264	1,987	97	—	294,348
SBA 504 1st trust deed	19,904	—	1,038	—	20,942
Land	6,542	—	—	—	6,542
Construction	45,466	1,908	—	—	47,374
Commercial	71,687	282	7,519	—	79,488
SBA	2,683	32	1,483	—	4,198
HELOC	6,391	—	194	—	6,585
Single family real estate	11,606	—	5	—	11,611
Consumer	67	—	—	—	67
Total, net	705,064	4,209	10,551	—	719,824
Government guarantee	—	—	3,557	—	3,557
Total	$705,064	$4,209	$14,108	$—	$723,381

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$246,884	$—	$230	$—	$247,114
Commercial real estate:
Commercial real estate	269,855	—	102	—	269,957
SBA 504 1st trust deed	20,109	—	1,048	—	21,157
Land	6,381	—	—	—	6,381
Construction	66,683	1,631	—	—	68,314
Commercial	73,580	—	7,771	—	81,351
SBA	2,770	34	1,557		4,361
HELOC	6,558	—	198	—	6,756
Single family real estate	11,256	—	5	—	11,261
Consumer	46	—	—	—	46
Total, net	704,122	1,665	10,911	$—	716,698
Government guarantee	—	—	3,598	—	3,598
Total	$704,122	$1,665	$14,509	$—	$720,296

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended March 31, 2019
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
SBA	1	$48	$48	$48	$—	$—
Total	1	$48	$48	$48	$—	$—

	For the Three Months Ended March 31, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$600	$600	$600	$600	$37
Commercial	3	527	527	—	527	—
Total	8	$1,127	$1,127	$600	$1,127	$37

The average rate concessions were 200 basis points for the three months ended March 31, 2019 and 61 basis points for the three months ended March 31, 2018, respectively.  The average term extension in months was 47 for the three months ended March 31, 2019 and 125 for the three months ended March 31, 2018, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make 2 consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three months ended March 31, 2019 or 2018.

At March 31, 2019 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$—	$372
Additions	—	101
Proceeds from dispositions	—	(214)
(Loss) gain on sales, net	—	(26)
Balance, end of period	$—	$233

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2019 and December 31, 2018.  The estimated fair value amounts for March 31, 2019 and December 31, 2018 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$145	$—	$—	$145
Investment securities available-for-sale	—	24,344	—	24,344
Interest only strips	—	—	56	56
Servicing assets	—	—	43	43
Total	$145	$24,344	$99	$24,588

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$121	$—	$—	$121
Investment securities available-for-sale	—	24,931	—	24,931
Interest only strips	—	—	63	63
Servicing assets	—	—	49	49
	$121	$24,931	$112	$25,164

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

On certain SBA loan sales, the Company retained interest only strip assets (“I/O strips”) which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as Level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets, and certain loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2019:
Impaired loans	$5,481	$—	$5,481	$—
Loans held for sale	47,758	—	47,758	—
Foreclosed real estate and repossessed assets	—	—	—	—
	$53,239	$—	$53,239	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2018:
Impaired loans	$5,592	$—	$5,592	$—
Loans held for sale	49,050	—	49,050	—
Foreclosed real estate and repossessed assets	-	—	—	—
	$54,642	—	54,642	—

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

The estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$53,406	$53,406	$—	$—	$53,406
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	31,562	145	31,497	—	31,642
Loans, net	761,418	—	742,719	14,574	757,293
Financial liabilities:
Deposits	734,729	—	734,398	—	734,398
Other borrowings	52,750	—	55,038	—	55,038

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$56,915	$56,915	$—	$—	$56,915
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	32,353	121	32,079	—	32,200
Loans, net	759,552	—	735,377	17,846	753,223
Financial liabilities:
Deposits	716,006	—	712,900	—	712,900
Other borrowings	75,000	—	74,930	—	74,930

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2019 and December 31, 2018, the Company had loans held for sale with an aggregate carrying value of $47.0 million and $48.4 million respectively.

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

There were no standby letters of credit outstanding at March 31, 2019 or at December 31, 2018.  Unfunded loan commitments at March 31, 2019 and December 31, 2018 were $61.6 million and $57.5 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $52.0 million and $70.0 million at March 31, 2019 and December 31, 2018, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at March 31, 2019 to secure public funds.  At March 31, 2019, CWB had pledged to the FHLB $31.4 million of securities and $298.0 million of loans.  At March 31, 2019, CWB had $52.2 million available for additional borrowing.  At December 31, 2018, CWB had pledged to the FHLB, $32.2 million of securities and $269.4 million of loans.  At December 31, 2018, CWB had $35.9 million available for additional borrowing.  Total FHLB interest expense for the three months ended March 31, 2019 and 2018 was $0.3 million and $0.1 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of March 31, 2019 and December 31, 2018.  Available borrowing capacity was $107.2 million and $103.8 million as of March 31, 2019 and December 31, 2018, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of March 31, 2019 and December 31, 2018.

Line of Credit - In July of 2017, the Company entered into a one-year revolving line of credit agreement for up to $15.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $0.2 million at March 31, 2019.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  At March 31, 2019, the line of credit balance was $0.8 million at a rate of 6.24%.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended March 31,
	2019	2018
	Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(141)	$25
Other comprehensive income before reclassifications	7	(39)
Amounts reclassified from accumulated other comprehensive income	—	(59)
Net current-period other comprehensive income	7	(98)
Ending Balance	$(134)	$(73)

The adoption of ASU-2018-02 during the first quarter of 2018 created a $6,000 reclassification within accumulated other comprehensive income to retained earnings.  The Company also recorded a $53,000 adjustment during the first quarter of 2018 from AOCI to retained earnings on adoption of ASU 2016-01.

Common Stock

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $4.5 million for two additional years.  Under this program the Company has repurchased 339,966 common stock shares for $3.0 million at an average price of $8.72 per share.  There were 89,760 repurchased common stock shares under this program during the three months ended March 31, 2019.

During the three months ended March 31, 2019, the Company paid common stock dividends of $0.5 million. During the three months ended March 31, 2018, the Company paid common stock dividends of $0.4 million.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2019 and December 31, 2018.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
March 31, 2019
CWB's actual regulatory ratios	10.76%	9.62%	9.62%	8.63%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.50%	8.50%	7.00%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2018
CWB's actual regulatory ratios	10.83%	9.68%	9.68%	8.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

There are no conditions or events since March 31, 2019 that management believes have changed the Company’s or the Bank’s risk-based capital category.

10.	REVENUE RECOGNITION

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, check orders, account analysis fees, and other deposit account related fees.  The Company’s performance obligation for monthly service fees and account analysis fees is generally satisfied, and the related income recognized, over the period in which the service is provided.  Check orders and other deposit-related fees are largely transactional based and, therefore, the Company’s performance obligation is satisfied and related income recognized at that point in time.  Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended March 31,
	2019	2018
In-scope of Topic 606:
Service charges on deposit accounts	$125	$92
Exchange fees and other service charges	35	47
Non-interest income (in-scope of Topic 606)	160	139
Non-interest income (out-of-scope of Topic 606)	444	500
	$604	$639

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and, therefore, does not experience significant contract balances.  As of March 31, 2019 and December 31, 2018, the Company did not have any signficant contract balances.

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

11.	LEASES

As described in Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, effective January 1, 2019, we adopted Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of March 31, 2019, the balance of the right-of-use assets was $8.1 million and the lease liabilities were $8.1 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Three Months Ended March 31,
	2019	2018
Lease cost:	(in thousands)
Operating lease cost	302,726	—
Sublease income	—	—
Total lease cost	302,726	—

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	292,944	—
Weighted average remaining lease term - operating leases	10.63 years	N/A
Weighted average discount rate - operating leases	3.25%	N/A

Future minimum operating lease payments:

	March 31,
	2019	2018
	(in thousands)
2019	$881	$—
2020	1,104	—
2021	975	—
2022	873	—
2023	802	—
Thereafter	5,040	—
Total future minimum lease payments	$9,675	$—
Less remaining imputed interest	1,552	—
Total lease liabilities	$8,123	$—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and the other financial information appearing elsewhere in this report.

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

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in item 1A of Part II of this Quarterly Report.

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

Financial Result Highlights for the First Quarter of 2019

The significant factors impacting the Company’s first quarter earnings performance were:

•	Net income was $1.5 million, or $0.18 per diluted share, in 1Q19, compared to $1.4 million, or $0.16 per diluted share in 4Q18, and compared to $1.8 million, or $0.21 per diluted share in 1Q18.

•
Total demand deposits increased $44.0 million to $422.6 million at March 31, 2019, compared to $378.6 million at December 31, 2018, and increased $45.7 million compared to $376.9 million at March 31, 2018.

•	Total loans increased to $770.1 million at March 31, 2019, compared to $768.2 million at December 31, 2018, and increased $24.3 million compared to $745.8 million at March 31, 2018.

•	Net interest margin increased for 1Q19 to 3.99%, compared to 3.97% for 4Q18 and decreased from 4.25% for 1Q18.

•	Book value per common share increased to $9.05 at March 31, 2019, compared to $8.92 at December 31, 2018, and $8.73 at March 31, 2018.

•
Net nonaccrual loans decreased to $3.3 million at March 31, 2019, compared to $3.4 million at December 31, 2018, and $4.2 million at March 31, 2018.  The Bank had no foreclosed assets at March 31, 2019.

•	The Bank continues to be well-capitalized per banking regulations with its total capital ratio at 10.76%, its Tier 1 capital ratio at 9.62%, and Tier 1 leverage ratio at 8.63% at March 31, 2019.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2019 throughout the analysis sections of this report.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and investment securities.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)

Net income	$1,510	$1,814
Basic earnings per share	0.18	0.22
Diluted earnings per share	0.18	0.21
Total assets	882,394	865,689
Total loans	761,418	737,319
Total deposits	734,729	710,037
Total stockholders' equity	76,453	71,711
Book value per common share	9.05	8.73
Net interest margin	3.99%	4.25%
Return on average assets	0.71%	0.91%
Return on average stockholders' equity	7.99%	10.30%

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$11,025	$9,988	$1,037
Interest expense	2,802	1,638	1,164
Net interest income	8,223	8,350	(127)
Credit (provision) for loan losses	(57)	(144)	87
Net interest income after provision for loan losses	8,280	8,494	(214)
Non-interest income	604	639	(35)
Non-interest expenses	6,717	6,533	184
Income before income taxes	2,167	2,600	(433)
Provision for income taxes	657	786	(129)
Net income	$1,510	$1,814	$(304)
Income per share - basic	$0.18	$0.22	$(0.04)
Income per share - diluted	$0.18	$0.21	$(0.03)

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$30,505	$167	2.22%	$21,158	$71	1.36%
Investment securities	36,186	317	3.55%	39,495	266	2.73%
Loans (1)	768,253	10,541	5.56%	736,628	9,651	5.31%
Total earnings assets	834,944	11,025	5.36%	797,281	9,988	5.08%
Nonearning Assets
Cash and due from banks	3,172			3,488
Allowance for loan losses	(8,740)			(8,446)
Other assets	30,308			20,375
Total assets	$859,684			$812,698
Interest-Bearing Liabilities
Interest-bearing demand deposits	284,120	831	1.19%	257,628	332	0.52%
Savings deposits	15,219	31	0.83%	14,153	29	0.83%
Time deposits	304,042	1,582	2.11%	318,519	1,082	1.38%
Total interest-bearing deposits	603,381	2,444	1.64%	590,300	1,443	0.99%
Other borrowings	49,942	358	2.91%	31,676	195	2.50%
Total interest-bearing liabilities	653,323	2,802	1.74%	621,976	1,638	1.07%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	113,572			112,076
Other liabilities	16,106			7,213
Stockholders' equity	76,683			71,433
Total Liabilities and Stockholders' Equity	$859,684			$812,698
Net interest income and margin (3)		$8,223	3.99%		$8,350	4.25%
Net interest spread (4)			3.62%			4.01%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2019 versus 2018
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$51	$45	$96
Investment securities	(29)	80	51
Loans, net	434	456	890
Total interest income	456	581	1,037

Interest expense:
Interest-bearing demand deposits	78	421	499
Savings deposits	2	—	2
Time deposits	(75)	575	500
Short-term borrowings	131	32	163
Total interest expense	136	1,028	1,164
Net increase	$320	$(447)	$(127)

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three months ended March 31, 2019 was $11.0 million, compared to $10.0 million three months ended March 31, 2018.  Total interest income in the first quarter of 2019 benefited from loan growth of $24.1 million compared to the first quarter of 2018.  Interest income from interest-bearing deposits in other institutions increased primarily due to an increased average balance held with the Federal Reserve Bank during the first quarter of 2019 compared to 2018.  The annualized yield on interest-earning assets for the first quarter 2019 compared to 2018 was 5.36% and 5.08%, respectively. Fed rate increases of 25 basis points each in December 2017, March 2018, June 2018, and September 2018 were partially responsible for the increased yield on interest-earning assets, primarily through the loan portfolio.

Interest expense for the three months ended March 31, 2019 compared to 2018 increased by $1.2 million.  This increase in interest expense for the comparable periods was primarily due to increased interest-bearing demand balances and costs, repricing of maturing time deposits, and increased cost of borrowings.  The annualized average cost of interest-bearing liabilities increased by 67 basis points to 1.74% for the three months ended March 31, 2019 compared to the same period in 2018.  The cost of deposits increased by 55 basis points to 1.38% for the first quarter 2019 compared to 0.83% for the first quarter 2018.  The cost of other borrowings for the comparable periods increased by 41 basis points to 2.91% for the three months ended March 31, 2019 compared to the same period in 2018 due to the increased use of longer term FHLB borrowings to manage interest rate risk.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the three months ended March 31, 2019 to 3.99% compared to 4.25% in the three months ended March 31, 2018.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was $(0.1) million and $(0.1) million for the first quarter of 2019 and 2018 respectively.  The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.22% at March 31, 2018 to 1.20% at March 31, 2019.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(17)	—	—	—	—	(17)
Recoveries	6	—	19	5	1	—	—	31
Net (charge-offs) recoveries	6	—	2	5	1	—	—	14
Provision (credit)	(14)	30	7	(40)	(43)	3	—	(57)
Ending balance	$2,188	$5,058	$1,219	$44	$48	$91	$—	$8,648

2018
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	—	—	—	—	—	(6)
Recoveries	99	15	5	62	7	—	—	188
Net (charge-offs) recoveries	93	15	5	62	7	—	—	182
Provision (credit)	(171)	117	(11)	(74)	(6)	1	—	(144)
Ending balance	$2,102	$4,976	$1,127	$61	$93	$99	$—	$8,458

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.42% as of March 31, 2019 from 0.44% at December 31, 2018.

The allowance for loan losses compared to net nonaccrual loans has increased to 266% as of March 31, 2019 from 257% as of December 31, 2018.  Total past due loans decreased to $1.6 million as of March 31, 2019 from $3.8 million as of December 31, 2018.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Other loan fees	$258	$296	$(38)
Document processing fees	87	117	(30)
Service charges	139	116	23
Other	120	110	10
Total non-interest income	$604	$639	$(35)

Total non-interest income decreased slightly to $0.6 million for the three months ended March 31, 2019 compared to 2018.  Other loan fees and document processing fees for the three months ended March 31, 2019 and 2018 decreased due to decreased loan fundings during the first three months of 2019 compared to 2018. Service charges and other fees increased slightly during the three months ended March 31, 2019 compared to 2018.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Salaries and employee benefits	$4,381	$4,149	$232
Occupancy, net	782	784	(2)
Professional services	381	304	77
Data processing	224	212	12
Depreciation	213	167	46
FDIC assessment	170	214	(44)
Advertising and marketing	129	170	(41)
Stock based compensation	95	116	(21)
Other	342	417	(75)
Total non-interest expenses	$6,717	$6,533	$184

Total non-interest expenses increased $0.2 million in the three months ended March 31, 2019 compared to 2018, respectively.  The increase in non-interest expenses for the year is primarily due to increased salaries and employee benefits, occupancy, depreciation and advertising as a result of the Bank’s expansions in the Northern and Southern regions, and addition of customer relationship and support positions.  Professional services increased $0.1 million in the three months ended March 31, 2019 compared to 2018 due to increased consulting costs for operational training and project implementation.  The decrease in other expenses were mainly due to higher loan origination cost deferrals during the three months ended March 31, 2019 compared to 2018.

Income Taxes

Income tax provision for the three months ended March 31, 2019 was $0.7 million compared to $0.8 million in the same period during 2018.  The combined state and federal effective income tax rates for the three months ended March 31, 2019 and 2018 were 30.3% and 30.2%, respectively.  The effective tax rate decreased beginning in 2018 primarily as a result of the enacted tax rate change from 34% to 21% under the Tax Cuts and Jobs Act of December 2017.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.0 million at March 31, 2019 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at March 31, 2019 or December 31, 2018.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at March 31, 2019 and December 31, 2018.

BALANCE SHEET ANALYSIS

Total assets increased $5.1 million to $882.4 million at March 31, 2019 from $877.3 million at December 31, 2018.  Net loans increased by $1.9 million to $761.4 million at March 31, 2019 from $759.6 million at December 31, 2018.  The majority of the loan increase was due to increases of $3.4 million and $1.6 million in our commercial real estate and manufactured housing portfolios, respectively. This increase was partially offset by a decrease of $0.6 million in investment securities available-for-sale.

Total liabilities increased $4.8 million to $805.9 million at March 31, 2019 from $801.1 million at December 31, 2018 mostly due to increased total deposits of $18.7 million.  Non-interest-bearing demand deposits increased by $27.3 million and interest-bearing demand deposits increased by $16.7 million, while certificates of deposit decreased $25.8 million due to the company's strategic initiative to reduce wholesale funding, including brokered deposits.

Total stockholders’ equity increased $0.3 million to $76.5 million at March 31, 2019 from $76.2 million at December 31, 2018.  The $1.5 million increase in retained earnings from net income was offset by a $0.4 million decrease from common stock dividends.  The book value per common share was $9.05 at March 31, 2019 compared to $8.92 at December 31, 2018.

Selected Balance Sheet Accounts

	March 31, 2019	December 31, 2018	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$53,406	$56,915	$(3,509)	(6.2)%
Investment securities available-for-sale	24,344	24,931	(587)	(2.4)%
Investment securities held-to-maturity	7,073	7,301	(228)	(3.1)%
Loans - held for sale	46,995	48,355	(1,360)	(2.8)%
Loans - held for investment, net	714,423	711,197	3,226	0.5%
Total assets	882,394	877,291	5,103	0.6%
Total deposits	734,729	716,006	18,723	2.6%
Other borrowings	52,750	75,000	(22,250)	(29.7)%
Total stockholder's equity	76,453	76,151	302	0.4%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	March 31, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$248,669	$247,114
Commercial real estate	369,206	365,809
Commercial	81,879	83,753
SBA	5,364	5,557
HELOC	6,585	6,756
Single family real estate	11,611	11,261
Consumer	67	46
	723,381	720,296
Allowance for loan losses	(8,648)	(8,691)
Deferred costs, net	(245)	(337)
Discount on SBA loans	(65)	(71)
Total loans held for investment, net	$714,423	$711,197

The Company had $47.0 million of loans held for sale at March 31, 2019 compared to $48.4 million at December 31, 2018.  Loans held for sale at March 31, 2019 consisted of $12.8 million SBA loans and $34.2 million commercial agriculture loans.  Loans held for sale at December 31, 2018, were $13.6 million SBA loans and $34.8 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company originates manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of March 31, 2019 and December 31, 2018, manufactured housing loans comprised 32.3% and 32.2%, respectively, of total loans.  As of March 31, 2019 and December 31, 2018, commercial real estate loans accounted for approximately 47.9% and 47.6% of total loans, respectively.  Approximately 34.1% and 33.8% of these commercial real estate loans were owner-occupied at March 31, 2019 and December 31, 2018, respectively.  Substantially all of these loans are secured by first liens with average loan to value ratio of 55.0% and 57.9% at March 31, 2019 and December 31, 2018, respectively.  The Company was within established concentration policy limits at March 31, 2019 and December 31, 2018.

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

	March 31, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$3,257	$3,378
Troubled debt restructured loans, gross	16,307	16,749
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.43%	0.46%
Net charge-offs (recoveries) (annualized) to average loans	(0.01)%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	266%	257%
Allowance for loan losses to gross loans	1.20%	1.21%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Total nonaccrual loans	$6,081	$6,226
Government guaranteed portion of loans included above	(2,824)	(2,848)
Total nonaccrual loans, without guarantees	$3,257	$3,378

Troubled debt restructured loans, gross	$16,307	$16,749
Loans 30 through 89 days past due with interest accruing	$1,558	$3,763
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.20%	1.21%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of March 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,299	$241	$3,475	$—	$—	$770	$—	$10,785
Impaired loans with no allowance recorded	2,755	97	4,064	785	193	1,798	—	9,692
Total loans individually evaluated for impairment	9,054	338	7,539	785	193	2,568	—	20,477
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	390	9	1	—	—	22	—	422
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	390	9	1	—	—	22	—	422
Total impaired loans, net	$8,664	$329	$7,538	$785	$193	$2,546	$—	$20,055

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2018:
Recorded Investment:
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	3,269	102	7,811	815	198	1,964	—	14,159
Total loans individually evaluated for impairment	11,995	345	7,811	815	198	2,739	—	23,903
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	432	9	—	—	—	24	—	465
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	432	9	—	—	—	24	—	465
Total impaired loans, net	$11,563	$336	$7,811	$815	$198	$2,715	$—	$23,438

Total impaired loans decreased $3.4 million in the first quarter of 2019 compared to December 31, 2018.  This decrease was primarily in impaired manufactured housing loans of $2.9 million although all the other loan categories had decreases.

The following table summarizes the composite of nonaccrual loans net of government guarantee:

	At March 31, 2019			At December 31, 2018
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$214	3.51%	0.03%	$229	3.68%	0.03%
Commercial real estate	97	1.60%	0.01%	102	1.64%	0.01%
Commercial	4,791	78.79%	0.66%	4,881	78.40%	0.64%
SBA	785	12.91%	0.11%	816	13.11%	0.11%
HELOC	194	3.19%	0.03%	198	3.18%	0.03%
Single family real estate	-	0.00%	0.00%	-	0.00%	0.00%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$6,081	100.00%	0.84%	$6,226	100.00%	0.82%

Nonaccrual balances include $2.8 million and $2.8 million, respectively, of loans that are government guaranteed at March 31, 2019 and December 31, 2018, respectively.  Nonaccrual loans net of government guarantees decreased $0.1 million or 4%, from $3.4 million at December 31, 2018 to $3.3 million at March 31, 2019.

CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended March 31,
	2019	2018
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$8,691	$8,420
Provisions charged to operating expenses:
Manufactured housing	(14)	(171)
Commercial real estate	30	117
Commercial	7	(11)
SBA	(40)	(74)
HELOC	(43)	(6)
Single family real estate	3	1
Consumer	—	—
Total Provision (credit)	(57)	(144)
Recoveries of loans previously charged-off:
Manufactured housing	6	99
Commercial real estate	—	15
Commercial	19	5
SBA	5	62
HELOC	1	7
Single family real estate	—	—
Consumer	—	—
Total recoveries	31	188
Loans charged-off:
Manufactured housing	—	6
Commercial real estate	—	—
Commercial	17	—
SBA	—	—
HELOC	—	—
Single family real estate	—	—
Consumer	—	—
Total charged-off	17	6
Net charge-offs (recoveries)	(14)	(182)
Balance at end of period	$8,648	$8,458

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	March 31, 2019
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	6	4,692	77.41%	0.62%
Commercial	2	546	9.01%	0.07%
SBA	5	818	13.50%	0.11%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.08%	0.00%
Total	14	$6,061	100.00%	0.80%

(1)	Of the $6.1 million of potential problem loans, $0.9 million are guaranteed by government agencies.

	December 31, 2018
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	4	2,435	67.88%	0.32%
Commercial	1	278	7.75%	0.04%
SBA	5	869	24.23%	0.11%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.14%	0.00%
Total	11	$3,587	100.00%	0.47%

(1)	Of the $3.6 million of potential problem loans, $1.5 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
U.S. government agency notes	$11,768	$12,070
U.S. government agency mortgage backed securities ("MBS")	7,073	7,301
U.S. government agency collateralized mortgage obligations ("CMO")	12,576	12,861
Equity securities: Farmer Mac class A stock	145	121
	$31,562	$32,353

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$—	$372
Additions	—	101
Proceeds from dispositions	—	(214)
(Loss) Gain on sales, net	—	(26)
Balance, end of period	$—	$233

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The Company had a valuation allowance on foreclosed assets of $0 at March 31, 2019 and $9,000 at March 31, 2018.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	March 31, 2019	December 31, 2018	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$135,495	$108,161	$27,334	25.3%
Interest-bearing demand deposits	287,095	270,431	16,664	6.2%
Savings	15,128	14,641	487	3.3%
Certificates of deposit ($250,000 or more)	91,580	93,439	(1,859)	(2.0)%
Other certificates of deposit	205,431	229,334	(23,903)	(10.4)%
Total deposits	$734,729	$716,006	$18,723	2.6%

Total deposits increased to $734.7 million at March 31, 2019 from $716.0 million at December 31, 2018, an increase of $18.7 million.  This increase was primarily from non-interest bearing demand deposits and interest-bearing demand deposits, offset by a decline in certificates of deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”).  CDARS provides a mechanism for obtaining FDIC insurance for large deposits.  At March 31, 2019 and December 31, 2018, the Company had $52.0 million and $35.2 million, respectively, of CDARS and ICS deposits.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $52.0 million and $70.0 million of FHLB advances at March 31, 2019 and December 31, 2018, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at March 31, 2019 to secure public funds.  At March 31, 2019, CWB had pledged to the FHLB, $31.4 million of securities and $298.0 million of loans.  At March 31, 2019, CWB had $52.2 million available for additional borrowing.  At December 31, 2018, CWB had pledged to the FHLB, securities of $32.2 million at carrying value and $269.4 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2019 and December 31, 2018.  CWB had $107.2 million and $103.8 million in borrowing capacity as of March 31, 2019 and December 31, 2018, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of March 31, 2019 and December 31, 2018.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 14.1% and 14.8% at March 31, 2019 and December 31, 2018, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock, of which 8,449,886 have been issued at March 31, 2019.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2019 and December 31, 2018.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
March 31, 2019
CWB's actual regulatory ratios	10.76%	9.62%	9.62%	8.63%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.50%	8.50%	7.00%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2018
CWB's actual regulatory ratios	10.83%	9.68%	9.68%	8.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

There are no conditions or events since March 31, 2019 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk are set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Interest Rate Risk.”

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2019 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 The following is a summary of the Company’s repurchases of its common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1 – 31	1,270	$10.10	1,270	$952,776
February 1 – 28	76,326	$10.36	76,326	$1,661,719
March 1 – 31	12,164	$10.32	12,164	$1,536,165
Total	89,760	$10.36	89,760	$1,536,165

(a) On February 28, 2019, the Board of Directors increased the repurchase program to $4.5 million, and extended the repurchase program until August 31, 2021.  As of March 31, 2019, approximately $1.5 million remains authorized for repurchase.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 3, 2019	BY: /s/ Susan C. Thompson
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