Form 10-Q
period 2019-06-30
COMMUNITY WEST BANCSHARES /
filed 2019-08-02
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒YES ☐NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒YES ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,464,686 as of July 30, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CWBC	NASDAQ

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	2
Consolidated Income Statements for the three and six months ended June 30, 2019 and 2018 (unaudited)	3
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (unaudited)	4
Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 (unaudited)	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	48
Item 4 – Controls and Procedures	48

Part II. Other Information
Item 1 – Legal Proceedings	49
Item 1A – Risk Factors	49
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3 – Defaults Upon Senior Securities	49
Item 4 – Mine Safety Disclosures	49
Item 5 – Other Information	49
Item 6 – Exhibits	50

Signatures	50

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$2,032	$2,975
Federal funds sold	6	8
Interest-earning demand in other financial institutions	55,143	53,932
Cash and cash equivalents	57,181	56,915
Investment securities - available-for-sale, at fair value; amortized cost of $23,562 at June 30, 2019 and $25,222 at December 31, 2018	23,456	24,931
Investment securities - held-to-maturity, at amortized cost; fair value of $6,960 at June 30, 2019 and $7,269 at December 31, 2018	6,813	7,301
Investment securities - measured at fair value; amortized cost of $66 at June 30, 2019 and December 31, 2018.	145	121
Federal Home Loan Bank stock, at cost	2,714	2,714
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	45,447	48,355
Held for investment, net of allowance for loan losses of $8,887 at June 30, 2019 and $8,691 at December 31, 2018	734,574	711,197
Total loans	780,021	759,552
Other assets acquired through foreclosure, net	1,074	-
Premises and equipment, net	8,002	6,381
Other assets	24,788	18,003
Total assets	$905,567	$877,291
Liabilities:
Deposits:
Non-interest-bearing demand	$112,463	$108,161
Interest-bearing demand	343,841	270,431
Savings	16,264	14,641
Certificates of deposit ($250,000 or more)	90,170	93,439
Other certificates of deposit	202,373	229,334
Total deposits	765,111	716,006
Other borrowings	46,000	75,000
Other liabilities	16,627	10,134
Total liabilities	827,738	801,140

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,464,686 shares issued and outstanding at June 30, 2019 and 8,533,346 at December 31, 2018	42,372	42,964
Retained earnings	35,528	33,328
Accumulated other comprehensive (loss)	(71)	(141)
Total stockholders’ equity	77,829	76,151
Total liabilities and stockholders’ equity	$905,567	$877,291

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$10,907	$10,020	$21,448	$19,671
Investment securities and other	460	381	944	718
Total interest income	11,367	10,401	22,392	20,389
Interest expense:
Deposits	2,583	1,708	5,027	3,151
Other borrowings	286	382	644	577
Total interest expense	2,869	2,090	5,671	3,728
Net interest income	8,498	8,311	16,721	16,661
Provision (credit) for loan losses	177	117	120	(27)
Net interest income after provision for loan losses	8,321	8,194	16,601	16,688
Non-interest income:
Other loan fees	323	323	581	619
Document processing fees	124	130	211	247
Service charges	139	122	278	238
Other	106	113	226	223
Total non-interest income	692	688	1,296	1,327
Non-interest expenses:
Salaries and employee benefits	4,318	4,042	8,699	8,191
Occupancy, net	768	741	1,550	1,525
Professional services	405	301	786	605
Data processing	201	206	425	418
Depreciation	218	186	431	353
FDIC assessment	154	164	324	378
Advertising and marketing	230	163	359	333
Stock based compensation	97	87	192	203
Other	369	367	711	784
Total non-interest expenses	6,760	6,257	13,477	12,790
Income before provision for income taxes	2,253	2,625	4,420	5,225
Provision for income taxes	673	758	1,330	1,544
Net income	$1,580	$1,867	$3,090	$3,681
Earnings per share:
Basic	$0.19	$0.23	$0.37	$0.45
Diluted	$0.18	$0.21	$0.36	$0.42
Weighted average number of common shares outstanding:
Basic	8,455	8,227	8,473	8,218
Diluted	8,562	8,714	8,582	8,700
Dividends declared per common share	$0.055	$0.050	$0.105	$0.090

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$1,580	$1,867	$3,090	$3,681
Other comprehensive income, net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of $44, $21, $49 and $48 for each respective period presented)	63	(38)	70	(77)
Net other comprehensive income (loss)	63	(38)	70	(77)
Comprehensive income	$1,643	$1,829	$3,160	$3,604

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, March 31, 2019:	8,450	$42,173	$(134)	$34,414	$76,453
Net income	—	—	—	1,580	1,580
Exercise of stock options	15	102	—	—	102
Stock based compensation	—	97	—	—	97
Dividends on common stock	—	—	—	(466)	(466)
Other comprehensive income, net	—	—	63	—	63
Balance, June 30, 2019	8,465	$42,372	$(71)	$35,528	$77,829

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, March 31, 2018:	8,216	$42,798	$(73)	$28,986	$71,711
Net income	—	—	—	1,867	1,867
Exercise of stock options	38	232	—	—	232
Stock based compensation	—	87	—	—	87
Dividends on common stock	—	—	—	(411)	(411)
Other comprehensive income, net	—	—	(38)	—	(38)
Balance, June 30, 2018	8,254	$43,117	$(111)	$30,442	$73,448

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2018:	8,533	$42,964	$(141)	$33,328	$76,151
Net income	—	—	—	3,090	3,090
Exercise of stock options	21	145	—	—	145
Stock based compensation	—	192	—	—	192
Common stock repurchase	(89)	(929)	—	—	(929)
Dividends on common stock	—	—	—	(890)	(890)
Other comprehensive income, net	—	—	70	—	70
Balance, June 30, 2019	8,465	$42,372	$(71)	$35,528	$77,829

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2017:	8,193	$42,604	$25	$27,441	$70,070
Net income	—	—	—	3,681	3,681
Exercise of stock options	61	310	—	—	310
Stock based compensation	—	203	—	—	203
Dividends on common stock	—	—	—	(739)	(739)
Other comprehensive income, net	—	—	(77)	—	(77)
Impact of ASU 2016-01 and 2018-02 as of January 1, 2018	—	—	(59)	59	—
Balance, June 30, 2018	8,254	$43,117	$(111)	$30,442	$73,448

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$3,090	$3,681
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) provision for loan losses	120	(27)
Depreciation	431	353
Stock based compensation	192	203
Deferred income taxes	(16)	103
Net accretion of discounts and premiums for investment securities	47	54
Losses/(Gains) on:
Sale of repossessed assets, net	—	62
Loans originated for sale and principal collections, net	2,908	2,208
Changes in:
Investment securities held at fair value	(24)	(23)
Other assets	(714)	(484)
Other liabilities	(697)	562
Servicing assets, net	12	52
Net cash provided by operating activities	5,349	6,744
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	1,553	1,781
Principal pay downs and maturities of held-to-maturity securities	482	692
Loan originations and principal collections, net	(23,497)	(27,370)
Purchase of restricted stock, net	—	(367)
Purchase of premises and equipment, net	(2,052)	(748)
Proceeds from sale of other real estate owned and repossessed assets, net	—	271
Net cash used in investing activities	(23,514)	(25,741)
Cash flows from financing activities:
Net increase in deposits	49,105	2,919
Net (decrease) increase in borrowings	(29,000)	25,000
Exercise of stock options	145	310
Cash dividends paid on common stock	(890)	(739)
Common stock repurchase	(929)	—
Net cash provided by financing activities	18,431	27,490
Net increase in cash and cash equivalents	266	8,493
Cash and cash equivalents at beginning of period	56,915	45,869
Cash and cash equivalents at end of period	$57,181	$54,362
Supplemental disclosure:
Cash paid during the period for:
Interest	$5,786	$3,617
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	1,074	73
Operating lease right-of-use asset	(7,190)	—
Operating lease liability	6,757	—

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2018 and for the three and six months ended June 30, 2018 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and Small Business Association (“SBA”).  The Company did not incur any lower of cost or fair value provision in the three and six months ended June 30, 2019 and 2018.

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

Substantially Risk Free –   These borrowers have virtually no probability of default or loss given default and present no identifiable or potential adverse risk to the Company.  Documented repayment is either backed by the full faith and credit of the United States Government, or secured by cash collateral of the principal borrowed.  The collateral must be in the possession of the Company and free from potential claim.  In addition, these credits will conform in all aspects to established loan policies and procedures, laws, rules, and regulations.

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

Pass/Management Attention Risk – The loans in the four remaining pass categories range from minimal risk to moderate risk to acceptable risk to management attention risk. Loans rated in the first three categories are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company. Loans in the minimal and moderate risk categories are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment. In the case of individuals, borrowers with this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment. Loans rated acceptable risk assets in the management attention risk category indicates that although the borrower meets the criteria for a rating of acceptable risk or better, the credit possesses an identified and elevated risk level that should be resolved in a short period of time.  Technical risks include, but are not limited to, inadequate or improperly executed documentation, which may be material, serious delays in the submission of financial reporting or covenant violations that are not indicative of a protracted trend.

Special Mention - A Special Mention loan has potential weaknesses that require management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

The Company determines the appropriate ALL on a monthly basis.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL determination and adjusted as deemed necessary.  The review of the appropriateness of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic and environmental conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral.  Additional factors considered include: geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

In June of 2016, the FASB issued update guidance codified within ASU-2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  On July 17, 2019, FASB voted to delay the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022, pending final approval.  The Company is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$11,302	$—	$(61)	$11,241
U.S. government agency collateralized mortgage obligations (“CMO”)	12,260	27	(72)	12,215
Total	$23,562	$27	$(133)	$23,456

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$6,813	$194	$(47)	$6,960
Total	$6,813	$194	$(47)	$6,960

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$79	$—	$145
Total	$66	$79	$—	$145

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$12,225	$—	$(155)	$12,070
U.S. government agency collateralized mortgage obligations (“CMO”)	12,931	9	(79)	12,861
Total	$25,156	$9	$(234)	$24,931

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$7,301	$118	$(150)	$7,269
Total	$7,301	$118	$(150)	$7,269

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$55	$—	$121
Total	$66	$55	$—	$121

At June 30, 2019 and December 31, 2018, $30.3 million and $32.2 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	June 30, 2019
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,986	2.6%	$1,200	2.8%	$8,055	3.3%	$—	—	$11,241	3.1%
U.S. government agency CMO	—	—	2,801	2.6%	6,758	2.8%	2,656	3.3%	12,215	2.9%
Total	$1,986	2.6%	$4,001	2.7%	$14,813	3.1%	$2,656	3.3%	$23,456	3.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,321	4.6%	$3,705	3.0%	$787	3.6%	$6,813	3.6%
Total	$—	—	$2,321	4.6%	$3,705	3.0%	$787	3.6%	$6,813	3.6%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$145	—
Total	$—	—	$—	—	$—	—	$—	—	$145	—

	December 31, 2018
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,946	2.6%	$1,388	2.6%	$8,736	3.1%	$—	—	$12,070	2.0%
U.S. government agency CMO	—	—	2,717	2.5%	7,284	2.8%	2,860	3.2%	12,861	1.9%
Total	$1,946	2.6%	$4,105	2.5%	$16,020	3.0%	$2,860	3.2%	$24,931	2.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%
Total	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$121	—
Total	$—	—	$—	—	$—	—	$—	—	$121	—

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	June 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,998	$1,986	$1,998	$1,946
After one year through five years	4,008	4,001	4,138	4,105
After five years through ten years	14,872	14,813	16,107	16,020
After ten years	2,684	2,656	2,913	2,860
Total	$23,562	$23,456	$25,156	$24,931

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	2,321	2,421	2,058	2,153
After five years through ten years	3,705	3,690	4,449	4,323
After ten years	787	849	794	793
Total	$6,813	$6,960	$7,301	$7,269

Securities measured at fair value
Farmer Mac class A stock	$66	$145	$66	$121
Total	$66	$145	$66	$121

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	June 30, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$61	$9,547	$61	$9,547
U.S. government agency CMO	23	5,739	49	2,438	72	8,177
Total	$23	$5,739	$110	$11,985	$133	$17,724

Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$47	$2,146	$47	$2,146
Total	$—	$—	$47	$2,146	$47	$2,146

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$21	$4,001	$134	$8,070	$155	$12,071
U.S. government agency CMO	2	4,749	77	3,289	79	8,038
Equity securities: Farmer Mac class A stock	—	—	—	—	—	—
Total	$23	$8,750	$211	$11,359	$234	$20,109
Securities held-to-maturity
U.S. Government-agency MBS	$10	$1,706	$140	$2,094	$150	$3,800
Total	$10	$1,706	$140	$2,094	$150	$3,800

As of June 30, 2019 and December 31, 2018, there were 12 and 21 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2019 and December 31, 2018, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of June 30, 2019 and December 31, 2018, the Company had approximately $11.6 million and $13.6 million, respectively, of SBA loans included in loans held for sale.  As of June 30, 2019 and December 31, 2018, the principal balance of SBA loans serviced for others was $6.1 million and $7.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of June 30, 2019 and December 31, 2018, the Company had $33.8 million and $34.8 million of USDA loans included in loans held for sale, respectively. As of June 30, 2019 and December 31, 2018, the principal balance of USDA loans serviced for others was $2.0 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$253,250	$247,114
Commercial real estate	391,293	365,809
Commercial	74,827	83,753
SBA	5,948	5,557
HELOC	6,696	6,756
Single family real estate	11,575	11,261
Consumer	60	46
	743,649	720,296
Allowance for loan losses	(8,887)	(8,691)
Deferred fees, net	(125)	(337)
Discount on SBA loans	(63)	(71)
Total loans held for investment, net	$734,574	$711,197

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	June 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$252,423	$492	$—	$—	$492	$335	$253,250	$—
Commercial real estate:
Commercial real estate	315,443	—	—	—	—	92	315,535	—
SBA 504 1st trust deed	20,220	—	—	—	—	—	20,220	—
Land	7,388	—	—	—	—	—	7,388	—
Construction	48,150	—	—	—	—	—	48,150	—
Commercial	72,463	97	—	—	97	2,267	74,827	—
SBA	4,207	985	—	—	985	756	5,948	—
HELOC	6,509	—	—	—	—	187	6,696	—
Single family real estate	11,575	—	—	—	—	—	11,575	—
Consumer	60	—	—	—	—	—	60	—
Total	$738,438	$1,574	$—	$—	$1,574	$3,637	$743,649	$—

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$246,456	$285	$144	$—	$429	$229	$247,114	$—
Commercial real estate:
Commercial real estate	267,377	2,478	—	—	2,478	102	269,957	—
SBA 504 1st trust deed	20,835	—	322	—	322	—	21,157	—
Land	6,381	—	—	—	—	—	6,381	—
Construction	67,835	479	—	—	479	—	68,314	—
Commercial	78,857	15	—	—	15	4,881	83,753	—
SBA	4,741	—	—	—	—	816	5,557	—
HELOC	6,558	—	—	—	—	198	6,756	—
Single family real estate	11,221	16	—	24	40	—	11,261	—
Consumer	46	—	—	—	—	—	46	—
Total	$710,307	$3,273	$466	$24	$3,763	$6,226	$720,296	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$8,648	$8,458	$8,691	$8,420
Charge-offs	(14)	—	(31)	(6)
Recoveries	76	47	107	235
Net recoveries	62	47	76	229
Provision (credit)	177	117	120	(27)
Ending balance	$8,887	$8,622	$8,887	$8,622

As of June 30, 2019 and December 31, 2018, the Company had reserves for credit losses on undisbursed loans of $81,000 and $73,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,188	$5,058	$1,219	$44	$48	$91	$—	$8,648
Charge-offs	—	—	(14)	—	—	—	—	(14)
Recoveries	37	12	20	6	1	—	—	76
Net (charge-offs) recoveries	37	12	6	6	1	—	—	62
Provision (credit)	(26)	288	(75)	(10)	—	—	—	177
Ending balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887

2018
Beginning balance	$2,102	$4,976	$1,127	$61	$93	$99	$—	$8,458
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	9	—	19	6	12	1	—	47
Net (charge-offs) recoveries	9	—	19	6	12	1	—	47
Provision (credit)	34	31	75	(10)	(12)	(1)	—	117
Ending balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	43	12	39	11	2	—	—	107
Net (charge-offs) recoveries	43	12	8	11	2	—	—	76
Provision (credit)	(40)	318	(68)	(50)	(43)	3	—	120
Ending balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887

2018
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	—	—	—	—	—	(6)
Recoveries	108	15	24	68	19	1	—	235
Net (charge-offs) recoveries	102	15	24	68	19	1	—	229
Provision (credit)	(137)	148	64	(84)	(18)	—	—	(27)
Ending balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of June 30, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,156	$239	$—	$—	$—	$480	$—	$6,875
Impaired loans with no allowance recorded	2,174	92	4,213	756	187	1,876	—	9,298
Total loans individually evaluated for impairment	8,330	331	4,213	756	187	2,356	—	16,173
Loans collectively evaluated for impairment	244,920	390,962	70,614	5,192	6,509	9,219	60	727,476
Total loans held for investment	$253,250	$391,293	$74,827	$5,948	$6,696	$11,575	$60	$743,649
Unpaid Principal Balance
Impaired loans with an allowance recorded	$6,156	$239	$—	$—	$—	$480	$—	$6,875
Impaired loans with no allowance recorded	3,009	155	4,509	1,179	249	1,876	—	10,977
Total loans individually evaluated for impairment	9,165	394	4,509	1,179	249	2,356	—	17,852
Loans collectively evaluated for impairment	244,920	390,962	70,614	5,192	6,509	9,219	60	727,476
Total loans held for investment	$254,085	$391,356	$75,123	$6,371	$6,758	$11,575	$60	$745,328
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$363	$9	$—	$—	$—	$19	$—	$391
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	363	9	—	—	—	19	—	391
Loans collectively evaluated for impairment	1,836	5,349	1,150	40	49	72	—	8,496
Total loans held for investment	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	3,269	102	7,811	815	198	1,964	—	14,159
Total loans individually evaluated for impairment	11,995	345	7,811	815	198	2,739	—	23,903
Loans collectively evaluated for impairment	235,119	365,464	75,942	4,742	6,558	8,522	46	696,393
Total loans held for investment	$247,114	$365,809	$83,753	$5,557	$6,756	$11,261	$46	$720,296
Unpaid Principal Balance
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	4,321	160	8,078	1,211	249	1,963	—	15,982
Total loans individually evaluated for impairment	13,047	403	8,078	1,211	249	2,738	—	25,726
Loans collectively evaluated for impairment	235,119	365,464	75,942	4,742	6,558	8,522	46	696,393
Total loans held for investment	$248,166	$365,867	$84,020	$5,953	$6,807	$11,260	$46	$722,119
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$432	$9	$—	$—	$—	$24	$—	$465
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	432	9	—	—	—	24	—	465
Loans collectively evaluated for impairment	1,764	5,019	1,210	79	90	64	—	8,226
Total loans held for investment	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

Included in impaired loans are $0.9 million and $3.1 million of loans guaranteed by government agencies at June 30, 2019 and December 31, 2018, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

The table below reflects recorded investment in loans classified as impaired:

	June 30, 2019	December 31, 2018
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$6,875	$9,744
Impaired loans without a specific valuation allowance under ASC 310	9,298	14,159
Total impaired loans	$16,173	$23,903
Valuation allowance related to impaired loans	$391	$465

The following table summarizes impaired loans by class of loans:

	June 30, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$8,330	$11,995
Commercial real estate :
Commercial real estate	92	102
SBA 504 1st trust deed	239	243
Land	—	—
Construction	—	—
Commercial	4,213	7,811
SBA	756	815
HELOC	187	198
Single family real estate	2,356	2,739
Consumer	—	—
Total	$16,173	$23,903

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended June 30,
	2019		2018
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$8,577	$166	$8,278	$173
Commercial real estate:
Commercial real estate	119	—	113	—
SBA 504 1st trust deed	226	4	413	5
Land	—	—	—	—
Construction	—	—	—	—
Commercial	5,672	43	7,537	49
SBA	924	—	914	—
HELOC	208	5	205	—
Single family real estate	2,318	34	2,251	27
Consumer	—	—	—	—
Total	$18,044	$252	$19,711	$254

	Six Months Ended June 30,
	2019		2018
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$9,660	$319	$8,190	$335
Commercial real estate:
Commercial real estate	113	—	116	—
SBA 504 1st trust deed	231	9	420	10
Land	—	—	—	—
Construction	—	—	—	—
Commercial	6,350	79	7,885	98
SBA	889	—	937	1
HELOC	205	11	208	—
Single family real estate	2,450	65	2,272	54
Consumer	—	—	—	—
Total	$19,898	$483	$20,028	$498

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans	$3,637	$6,226
Government guaranteed portion of loans included above	$621	$2,848

Troubled debt restructured loans, gross	$13,682	$16,749
Loans 30 through 89 days past due with interest accruing	$1,574	$3,763
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.20%	1.21%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended June 30, 2019 and 2018, was $0.1 million.

The following table presents the composition of nonaccrual loans by class of loans:

	June 30, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$335	$229
Commercial real estate:
Commercial real estate	92	102
SBA 504 1st trust deed	—	—
Land	—	—
Construction	—	—
Commercial	2,267	4,881
SBA	756	816
HELOC	187	198
Single family real estate	—	—
Consumer	—	—
Total	$3,637	$6,226

Included in nonaccrual loans are $0.6 million of loans guaranteed by government agencies at June 30, 2019 and $2.8 million at December 31, 2018.

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

The following tables present gross loans by risk rating:

	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$252,865	$—	$385	$—	$253,250
Commercial real estate:
Commercial real estate	313,471	1,972	92	—	315,535
SBA 504 1st trust deed	19,441	—	779	—	20,220
Land	7,388	—	—	—	7,388
Construction	46,128	—	2,022	—	48,150
Commercial	67,411	481	6,735	—	74,627
SBA	1,598	40	2,433	—	4,071
HELOC	6,509	—	187	—	6,696
Single family real estate	11,570	—	5	—	11,575
Consumer	60	—	—	—	60
Total, net	726,441	2,493	12,638	—	741,572
Government guarantee	—	—	2,077	—	2,077
Total	$726,441	$2,493	$14,715	$—	$743,649

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$246,884	$—	$230	$—	$247,114
Commercial real estate:
Commercial real estate	269,855	—	102	—	269,957
SBA 504 1st trust deed	20,109	—	1,048	—	21,157
Land	6,381	—	—	—	6,381
Construction	66,683	1,631	—	—	68,314
Commercial	73,580	—	7,771	—	81,351
SBA	2,770	34	1,557		4,361
HELOC	6,558	—	198	—	6,756
Single family real estate	11,256	—	5	—	11,261
Consumer	46	—	—	—	46
Total, net	704,122	1,665	10,911	$—	716,698
Government guarantee	—	—	3,598	—	3,598
Total	$704,122	$1,665	$14,509	$—	$720,296

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Six Months Ended June 30, 2019
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
SBA	1	$48	$48	$48	$—	$—
Total	1	$48	$48	$48	$—	$—

	For the Three Months Ended June 30, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$447	$447	$447	$447	$26
Commercial	-	-	-	—	-	—
Total	5	$447	$447	$447	$447	$26

	For the Six Months Ended June 30, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	10	$1,047	$1,047	$1,047	$1,047	$63
Commercial	3	1,781	1,781	—	1,781	—
Total	13	$2,828	$2,828	$1,047	$2,828	$63

There were no new TDR loans for the three months ended June 30, 2019.  The average rate concessions were 200 basis points for the six months ended June 30, 2019 and 100 and 76 basis points for the three and six months ended June 30, 2018, respectively.  The average term extension in months was 47 for the six months ended June 30, 2019 and 181 and 147 for the three and six months ended June 30, 2018, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make 2 consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three or six months ended June 30, 2019 or 2018.

At June 30, 2019 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$-	$233	$-	$372
Additions	1,074	73	1,074	174
Proceeds from dispositions	-	(57)	-	(271)
(Loss) gain on sales, net	-	(36)	-	(62)
Balance, end of period	$1,074	$213	$1,074	$213

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2019 and December 31, 2018.  The estimated fair value amounts for June 30, 2019 and December 31, 2018 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$145	$—	$—	$145
Investment securities available-for-sale	—	23,456	—	23,456
Interest only strips	—	—	56	56
Servicing assets	—	—	47	47
Total	$145	$23,456	$103	$23,704

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$121	$—	$—	$121
Investment securities available-for-sale	—	24,931	—	24,931
Interest only strips	—	—	63	63
Servicing assets	—	—	49	49
	$121	$24,931	$112	$25,164

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2019:
Impaired loans	$3,244	$—	$3,244	$—
Loans held for sale	46,122	—	46,122	—
Foreclosed real estate and repossessed assets	1,074	—	1,074	—
	$50,440	$—	$50,440	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2018:
Impaired loans	$5,592	$—	$5,592	$—
Loans held for sale	49,050	—	49,050	—
Foreclosed real estate and repossessed assets	-	—	—	—
	$54,642	—	54,642	—

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

The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$57,181	$57,181	$—	$—	$57,181
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	30,414	145	30,416	—	30,561
Loans, net	780,021	—	765,878	12,714	778,592
Financial liabilities:
Deposits	765,111	—	766,064	—	766,064
Other borrowings	46,000	—	46,269	—	46,269

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$56,915	$56,915	$—	$—	$56,915
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	32,353	121	32,079	—	32,200
Loans, net	759,552	—	735,377	17,846	753,223
Financial liabilities:
Deposits	716,006	—	712,900	—	712,900
Other borrowings	75,000	—	74,930	—	74,930

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2019 and December 31, 2018, the Company had loans held for sale with an aggregate carrying value of $45.4 million and $48.4 million respectively.

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

There were no standby letters of credit outstanding at June 30, 2019 or at December 31, 2018.  Unfunded loan commitments at June 30, 2019 and December 31, 2018 were $62.6 million and $57.5 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $45.0 million and $70.0 million at June 30, 2019 and December 31, 2018, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at June 30, 2019 to secure public funds.  At June 30, 2019, CWB had pledged to the FHLB $30.3 million of securities and $317.3 million of loans.  At June 30, 2019, CWB had $52.0 million available for additional borrowing.  At December 31, 2018, CWB had pledged to the FHLB $32.2 million of securities and $269.4 million of loans.  At December 31, 2018, CWB had $35.9 million available for additional borrowing.  Total FHLB interest expense for the three months ended June 30, 2019 and 2018 was $0.3 million. Total FHLB interest expense for the six months ended June 30, 2019 and June 30, 2018 was $0.6 million and $0.4 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of June 30, 2019 and December 31, 2018.  Available borrowing capacity was $110.1 million and $103.8 million as of June 30, 2019 and December 31, 2018, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of June 30, 2019 and December 31, 2018.

Line of Credit - In July of 2017, the Company entered into a one-year revolving line of credit agreement for up to $15.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account which was $0.2 million at June 30, 2019.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  At June 30, 2019, the line of credit balance was $1.0 million at a rate of 6.19%.  In July of 2019, the Company entered into a loan modification agreement which reduced the line of credit limit to $10.0 million and changed the maturity date on the note to July 30, 2022.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(134)	$(73)	$(141)	$25
Other comprehensive income before reclassifications	63	(38)	70	(77)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(59)
Net current-period other comprehensive income	63	(38)	70	(136)
Ending Balance	$(71)	$(111)	$(71)	$(111)

The adoption of ASU-2018-02 during the first quarter of 2018 created a $6,000 reclassification within accumulated other comprehensive income to retained earnings.  The Company also recorded a $53,000 adjustment during the first quarter of 2018 from AOCI to retained earnings on adoption of ASU 2016-01.

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2021.  Under this program the Company has repurchased 339,966 common stock shares for $3.0 million at an average price of $8.72 per share.  There were 89,760 repurchased common stock shares under this program during the six months ended June 30, 2019.

During the three and six months ended June 30, 2019, the Company paid common stock dividends of $0.5 million and $0.9 million, respectively. During the three and six months ended June 30, 2018, the Company paid common stock dividends of $0.4 and $0.7 million, respectively.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2019 and December 31, 2018.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
June 30, 2019
CWB’s actual regulatory ratios	10.67%	9.53%	9.53%	8.66%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.50%	8.50%	7.00%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2018
CWB’s actual regulatory ratios	10.83%	9.68%	9.68%	8.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

There are no conditions or events since June 30, 2019 that management believes have changed the Company’s or the Bank’s risk-based capital category.

10.	REVENUE RECOGNITION

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, check orders, account analysis fees, and other deposit account related fees.  The Company’s performance obligation for monthly service fees and account analysis fees is generally satisfied, and the related income recognized, over the period in which the service is provided.  Check orders and other deposit related fees are largely transactional based and, therefore, the Company’s performance obligation is satisfied and related income recognized, at a point in time.  Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$121	$94	$246	$186
Exchange fees and other service charges	44	52	78	99
Non-interest income (in-scope of Topic 606)	164	146	324	285
Non-interest income (out-of-scope of Topic 606)	528	542	972	1,042
	$692	$688	$1,296	$1,327

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of June 30, 2019 and December 31, 2018, the Company did not have any signficant contract balances.

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

As described in Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, effective January 1, 2019, we adopted Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of June 30, 2019, the balance of the right-of-use assets was $6.7 million and the lease liabilities were $6.8 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Six Months Ended June 30,
	2019	2018
Lease cost:	(in thousands)
Operating lease cost	583	—
Sublease income	—	—
Total lease cost	583	—

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	571	—
Weighted average remaining lease term - operating leases	9.88 years	N/A
Weighted average discount rate - operating leases	3.22%	N/A

Future minimum operating lease payments:

	June 30,
	2019	2018
	(in thousands)
2019	$545	$—
2020	1,015	—
2021	884	—
2022	779	—
2023	705	—
Thereafter	4,004	—
Total future minimum lease payments	$7,932	$—
Less remaining imputed interest	1,175	—
Total lease liabilities	$6,757	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and the other financial information appearing elsewhere in this report.

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

Financial Result Highlights for the Second Quarter of 2019

The significant factors impacting the Company’s second quarter earnings performance were:

•	Net income was $1.6 million, or $0.18 per diluted share, in 2Q19, compared to $1.5 million, or $0.18 per diluted share in 1Q19, and $1.9 million, or $0.21 per diluted share in 2Q18.
•	Net interest margin improved to 4.07% for 2Q19, compared to 3.99% for 1Q19 and compared to 4.06% for 2Q18.
•	Total demand deposits increased $33.7 million to $456.3 million at June 30, 2019, compared to $422.6 million at March 31, 2019, and increased $88.4 million compared to $367.9 million at June 30, 2018.
•	Total loans increased $18.8 million to $788.9 million at June 30, 2019, compared to $770.1 million at March 31, 2019, and increased $29.0 million compared to $759.9 million at June 30, 2018.
•	Book value per common share increased to $9.19 at June 30, 2019, compared to $9.05 at March 31, 2019, and $8.90 at June 30, 2018.
•	Provision for loan losses was $177,000 for the quarter, compared to a credit for loan losses of ($57,000) for 1Q19, and provision for loan losses of $117,000 for 2Q18.
•
Net nonaccrual loans decreased to $3.0 million at June 30, 2019, compared to $3.3 million at March 31, 2019, and $3.7 million at June 30, 2018.  The Bank had $1.1 million of other real estate owned at June 30, 2019.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2019 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)

Net income	$1,580	$1,867	$3,090	$3,681
Basic earnings per share	0.19	0.23	0.37	0.45
Diluted earnings per share	0.18	0.21	0.36	0.42
Total assets	905,567	865,127	905,567	865,127
Total loans	780,021	751,268	780,021	751,268
Total deposits	765,111	702,603	765,111	702,603
Total stockholders’ equity	77,829	73,448	77,829	73,448
Book value per common share	9.19	8.90	9.19	8.90
Net interest margin	4.07%	4.06%	4.03%	4.15%
Return on average assets	0.73%	0.90%	0.72%	0.90%
Return on average stockholders’ equity	8.18%	10.26%	8.09%	10.28%

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		2019	2018
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$11,367	$10,401	$966	$22,392	$20,389	$2,003
Interest expense	2,869	2,090	779	5,671	3,728	1,943
Net interest income	8,498	8,311	187	16,721	16,661	60
Credit (provision) for loan losses	177	117	60	120	(27)	147
Net interest income after provision for loan losses	8,321	8,194	127	16,601	16,688	(87)
Non-interest income	692	688	4	1,296	1,327	(31)
Non-interest expenses	6,760	6,257	503	13,477	12,790	687
Income before income taxes	2,253	2,625	(372)	4,420	5,225	(805)
Provision for income taxes	673	758	(85)	1,330	1,544	(214)
Net income	$1,580	$1,867	$(287)	$3,090	$3,681	$(591)
Income per share - basic	$0.19	$0.23	$(0.04)	$0.37	$0.45	$(0.08)
Income per share - diluted	$0.18	$0.21	$(0.03)	$0.36	$0.42	$(0.06)

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$25,025	$118	1.89%	$31,767	$118	1.49%
Investment securities	35,251	342	3.89%	38,512	263	2.74%
Loans (1)	777,828	10,907	5.62%	750,575	10,020	5.35%
Total earnings assets	838,104	11,367	5.44%	820,854	10,401	5.08%
Nonearning Assets
Cash and due from banks	2,060			3,577
Allowance for loan losses	(8,732)			(8,503)
Other assets	33,151			20,466
Total assets	$864,583			$836,394
Interest-Bearing Liabilities
Interest-bearing demand deposits	294,903	933	1.27%	265,890	463	0.70%
Savings deposits	15,820	32	0.81%	14,558	31	0.85%
Time deposits	299,737	1,618	2.17%	310,997	1,214	1.57%
Total interest-bearing deposits	610,460	2,583	1.70%	591,445	1,708	1.16%
Other borrowings	43,420	286	2.64%	52,777	382	2.90%
Total interest-bearing liabilities	653,880	2,869	1.76%	644,222	2,090	1.30%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	115,906			112,806
Other liabilities	17,365			6,373
Stockholders’ equity	77,432			72,993
Total Liabilities and Stockholders’ Equity	$864,583			$836,394
Net interest income and margin (3)		$8,498	4.07%		$8,311	4.06%
Net interest spread (4)			3.68%			3.78%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$27,750	$285	2.07%	$26,492	$189	1.44%
Investment securities	35,716	659	3.72%	39,001	529	2.74%
Loans (1)	773,067	21,448	5.59%	743,640	19,671	5.33%
Total earnings assets	836,533	22,392	5.40%	809,133	20,389	5.08%
Nonearning Assets
Cash and due from banks	2,613			3,533
Allowance for loan losses	(8,736)			(8,475)
Other assets	31,736			20,420
Total assets	$862,146			$824,611
Interest-Bearing Liabilities
Interest-bearing demand deposits	289,541	1,764	1.23%	261,782	795	0.61%
Savings deposits	15,521	63	0.82%	14,357	60	0.84%
Time deposits	301,878	3,200	2.14%	314,737	2,296	1.47%
Total interest-bearing deposits	606,940	5,027	1.67%	590,876	3,151	1.08%
Other borrowings	46,663	644	2.78%	42,285	577	2.75%
Total interest-bearing liabilities	653,603	5,671	1.75%	633,161	3,728	1.19%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	114,745			112,443
Other liabilities	16,739			6,790
Stockholders’ equity	77,059			72,217
Total Liabilities and Stockholders’ Equity	$862,146			$824,611
Net interest income and margin (3)		$16,721	4.03%		$16,661	4.15%
Net interest spread (4)			3.65%			3.89%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30, 2019 versus 2018			Six Months Ended June 30, 2019 versus 2018
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$(32)	$32	$-	$13	$83	$96
Investment securities	(32)	111	79	(61)	191	130
Loans, net	382	505	887	816	961	1,777
Total interest income	318	648	966	768	1,235	2,003

Interest expense:
Interest-bearing demand deposits	92	378	470	169	800	969
Savings deposits	3	(2)	1	5	(2)	3
Time deposits	(61)	465	404	(136)	1,040	904
Short-term borrowings	(62)	(34)	(96)	60	7	67
Total interest expense	(28)	807	779	98	1,845	1,943
Net increase	$346	$(159)	$187	$670	$(610)	$60

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and six months ended June 30, 2019 was $11.4 million and $22.4 million, compared to $10.4 million and $20.4 million for three and six months ended June 30, 2018.  Total interest income in the second quarter of 2019 benefited from loan growth of $28.8 million compared to the second quarter of 2018.  Interest income from interest-bearing deposits in other institutions increased primarily due to an increased average balance held with the Federal Reserve Bank during the second quarter of 2019 compared to 2018.  The annualized yield on interest-earning assets for the second quarter 2019 compared to 2018 was 5.44% and 5.08%, respectively. Fed rate increases of 25 basis points each in December 2017, March 2018, June 2018, September 2018, and December 2018 were partially responsible for the increased yield on interest-earning assets, primarily through the loan portfolio.

Interest expense for the three and six months ended June 30, 2019 compared to 2018 increased by $0.8 million and $1.9 million, respectively.  This increase in interest expense for the comparable periods was primarily due to increased interest-bearing demand balances and costs and repricing of maturing time deposits.  The annualized average cost of interest-bearing liabilities increased by 46 basis points to 1.76% for the three months ended June 30, 2019 compared to the same period in 2018.  The cost of deposits increased by 46 basis points to 1.43% for the second quarter 2019 compared to 0.97% for the second quarter 2018.  The cost of other borrowings for the comparable periods decreased by 26 basis points to 2.64% for the three months ended June 30, 2019 compared to the same period in 2018 due to the decrease in the balance of other borrowings at CWBC.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the interest margin for the three months ended June 30, 2019 to 4.07% compared to 4.06% in the three months ended June 30, 2018.  The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the six months ended June 30, 2019 to 4.03% compared to 4.15% in the six months ended June 30, 2018.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses was $0.2 million and $0.1 million for the first quarter of 2019 and 2018 respectively.  The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.21% at June 30, 2018 to 1.20% at June 30, 2019.

 The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,188	$5,058	$1,219	$44	$48	$91	$—	$8,648
Charge-offs	—	—	(14)	—	—	—	—	(14)
Recoveries	37	12	20	6	1	—	—	76
Net (charge-offs) recoveries	37	12	6	6	1	—	—	62
Provision (credit)	(26)	288	(75)	(10)	—	—	—	177
Ending balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887

2018
Beginning balance	$2,102	$4,976	$1,127	$61	$93	$99	$—	$8,458
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	9	—	19	6	12	1	—	47
Net (charge-offs) recoveries	9	—	19	6	12	1	—	47
Provision (credit)	34	31	75	(10)	(12)	(1)	—	117
Ending balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	43	12	39	11	2	—	—	107
Net (charge-offs) recoveries	43	12	8	11	2	—	—	76
Provision (credit)	(40)	318	(68)	(50)	(43)	3	—	120
Ending balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887

2018
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	—	—	—	—	—	(6)
Recoveries	108	15	24	68	19	1	—	235
Net (charge-offs) recoveries	102	15	24	68	19	1	—	229
Provision (credit)	(137)	148	64	(84)	(18)	—	—	(27)
Ending balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.38% as of June 30, 2019 from 0.44% at December 31, 2018.

The allowance for loan losses compared to net nonaccrual loans has increased to 295% as of June 30, 2019 from 257% as of December 31, 2018.  Total past due loans decreased to $1.6 million as of June 30, 2019 from $3.8 million as of December 31, 2018.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company’s non-interest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		2019	2018
	(in thousands)
Other loan fees	$323	$323	$-	$581	$619	$(38)
Document processing fees	124	130	(6)	211	247	(36)
Service charges	139	122	17	278	238	40
Other	106	113	(7)	226	223	3
Total non-interest income	$692	$688	$4	$1,296	$1,327	$(31)

Total non-interest income increased slightly to $0.7 million for the three months ended June 30, 2019 compared to 2018.  Other loan fees and document processing fees for the three and six months ended June 30, 2019 decreased due to decreased loan fundings during the first six months of 2019 compared to 2018. Service charges increased slightly during the six months ended June 30, 2019 compared to 2018.

 Non-Interest Expenses

The following table summarizes the Company’s non-interest expenses for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		2019	2018
	(in thousands)
Salaries and employee benefits	$4,318	$4,042	$276	$8,699	$8,191	$508
Occupancy, net	768	741	27	1,550	1,525	25
Professional services	405	301	104	786	605	181
Data processing	201	206	(5)	425	418	7
Depreciation	218	186	32	431	353	78
FDIC assessment	154	164	(10)	324	378	(54)
Advertising and marketing	230	163	67	359	333	26
Stock based compensation	97	87	10	192	203	(11)
Other	369	367	2	711	784	(73)
Total non-interest expenses	$6,760	$6,257	$503	$13,477	$12,790	$687

Total non-interest expenses increased $0.5 million and $0.7 million in the three and six months ended June 30, 2019 compared to 2018, respectively.  The increase in non-interest expenses for the year is primarily due to increased salaries and employee benefits, occupancy, depreciation and advertising as a result of the Bank’s expansions in the Northern and Southern regions, and addition of customer relationship and support positions.  Professional services increased $0.2 million in the six months ended June 30, 2019 compared to 2018 due to increased consulting costs for operational training and project implementation.  The decrease in other expenses were mainly due to higher loan origination cost deferrals during the six months ended June 30, 2019 compared to 2018.

Income Taxes

Income tax provision for the three and six months ended June 30, 2019 was $0.7 million and $1.3 million compared to $0.8 million and $1.5 million in the same period during 2018.  The combined state and federal effective income tax rates for the six months ended June 30, 2019 and 2018 were 30.1% and 29.6%, respectively.  The effective tax rate decreased beginning in 2018 primarily as a result of the enacted tax rate change from 34% to 21% under the Tax Cuts and Jobs Act of December 2017.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.2 million at June 30, 2019 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at June 30, 2019 or December 31, 2018.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at June 30, 2019 and December 31, 2018.

BALANCE SHEET ANALYSIS

Total assets increased $28.3 million to $905.6 million at June 30, 2019 from $877.3 million at December 31, 2018.  Net loans increased by $20.5 million to $780.0 million at June 30, 2019 from $759.5 million at December 31, 2018.  The majority of the loan increase was due to increases of $25.5 million and $6.1 million in our commercial real estate and manufactured housing portfolios, respectively. This increase was partially offset by a decrease of $9.9 million of commercial loans, $2.9 million in loans available-for-sale, and $1.5 million in investment securities available-for-sale.

Total liabilities increased $26.6 million to $827.7 million at June 30, 2019 from $801.1 million at December 31, 2018 mostly due to increased total deposits of $49.1 million.  Non-interest-bearing demand deposits increased by $4.3 million and interest-bearing demand deposits increased by $73.4 million, while certificates of deposit decreased $30.2 million due to the company’s strategic initiative to reduce wholesale funding, including brokered deposits.

Total stockholders’ equity increased $1.7 million to $77.8 million at June 30, 2019 from $76.2 million at December 31, 2018.  The $3.1 million increase in retained earnings from net income was offset by a $0.9 million decrease from common stock dividends.  The book value per common share was $9.19 at June 30, 2019 compared to $8.92 at December 31, 2018.

Selected Balance Sheet Accounts

	June 30, 2019	December 31, 2018	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$57,181	$56,915	$266	0.5%
Investment securities available-for-sale	23,456	24,931	(1,475)	(5.9)%
Investment securities held-to-maturity	6,813	7,301	(488)	(6.7)%
Loans - held for sale	45,447	48,355	(2,908)	(6.0)%
Loans - held for investment, net	734,574	711,197	23,377	3.3%
Total assets	905,567	877,291	28,276	3.2%
Total deposits	765,111	716,006	49,105	6.9%
Other borrowings	46,000	75,000	(29,000)	(38.7)%
Total stockholder’s equity	77,829	76,151	1,678	2.2%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	June 30, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$253,250	$247,114
Commercial real estate	391,293	365,809
Commercial	74,827	83,753
SBA	5,948	5,557
HELOC	6,696	6,756
Single family real estate	11,575	11,261
Consumer	60	46
	743,649	720,296
Allowance for loan losses	(8,887)	(8,691)
Deferred costs, net	(125)	(337)
Discount on SBA loans	(63)	(71)
Total loans held for investment, net	$734,574	$711,197

The Company had $45.4 million of loans held for sale at June 30, 2019 compared to $48.4 million at December 31, 2018.  Loans held for sale at June 30, 2019 consisted of $11.6 million SBA loans and $33.8 million commercial agriculture loans.  Loans held for sale at December 31, 2018, were $13.6 million SBA loans and $34.8 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company originates manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of June 30, 2019 and December 31, 2018, manufactured housing loans comprised 32.1% and 32.2%, respectively, of total loans.  As of June 30, 2019 and December 31, 2018, commercial real estate loans accounted for approximately 49.6% and 47.6% of total loans, respectively.  Approximately 37.0% and 33.8% of these commercial real estate loans were owner-occupied at June 30, 2019 and December 31, 2018, respectively.  Substantially all of these loans are secured by first liens with average loan to value ratios of 60.0% and 57.9% at June 30, 2019 and December 31, 2018, respectively.  The Company was within established concentration policy limits at June 30, 2019 and December 31, 2018.

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

	June 30, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$3,015	$3,378
Troubled debt restructured loans, gross	13,682	16,749
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.38%	0.44%
Net charge-offs (recoveries) (annualized) to average loans	0.00%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	295%	257%
Allowance for loan losses to gross loans	1.20%	1.21%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Total nonaccrual loans	$3,637	$6,226
Government guaranteed portion of loans included above	(621)	(2,848)
Total nonaccrual loans, without guarantees	$3,016	$3,378

Troubled debt restructured loans, gross	$13,682	$16,749
Loans 30 through 89 days past due with interest accruing	$1,574	$3,763
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.20%	1.21%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of June 30, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$6,156	$239	$—	$—	$—	$480	$—	$6,875
Impaired loans with no allowance recorded	2,174	92	4,213	756	187	1,876	—	9,298
Total loans individually evaluated for impairment	8,330	331	4,213	756	187	2,356	—	16,173
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	363	9	—	—	—	19	—	391
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	363	9	—	—	—	19	—	391
Total impaired loans, net	$7,967	$322	$4,213	$756	$187	$2,337	$—	$15,782

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2018:
Recorded Investment:
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	3,269	102	7,811	815	198	1,964	—	14,159
Total loans individually evaluated for impairment	11,995	345	7,811	815	198	2,739	—	23,903
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	432	9	—	—	—	24	—	465
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	432	9	—	—	—	24	—	465
Total impaired loans, net	$11,563	$336	$7,811	$815	$198	$2,715	$—	$23,438

Total impaired loans decreased $7.7 million in the second quarter of 2019 compared to December 31, 2018.  This decrease was primarily in impaired manufactured housing loans of $3.7 million although all the other loan categories had decreases.

The following table summarizes the composite of nonaccrual loans net of government guarantee:

	At June 30, 2019			At December 31, 2018
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$335	9.21%	0.05%	$229	3.68%	0.03%
Commercial real estate	92	2.53%	0.01%	102	1.64%	0.01%
Commercial	2,267	62.33%	0.30%	4,881	78.40%	0.64%
SBA	756	20.79%	0.10%	816	13.11%	0.11%
HELOC	187	5.14%	0.03%	198	3.18%	0.03%
Single family real estate	-	0.00%	0.00%	-	0.00%	0.00%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$3,637	100.00%	0.49%	$6,226	100.00%	0.82%

Nonaccrual balances include $0.6 million and $2.8 million, of loans that are government guaranteed at June 30, 2019 and December 31, 2018, respectively.  Nonaccrual loans net of government guarantees decreased $0.4 million or 12%, from $3.4 million at December 31, 2018 to $3.0 million at June 30, 2019.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Allowance for loan losses:			(in thousands)
Balance at beginning of period	$8,648	$8,458	$8,691	$8,420
Provisions charged to operating expenses:
Manufactured housing	(26)	34	(40)	(137)
Commercial real estate	288	31	318	148
Commercial	(75)	75	(68)	64
SBA	(10)	(10)	(50)	(84)
HELOC	—	(12)	(43)	(18)
Single family real estate	—	(1)	3	—
Consumer	—	—	—	—
Total Provision (credit)	177	117	120	(27)
Recoveries of loans previously charged-off:
Manufactured housing	37	9	43	108
Commercial real estate	12	—	12	15
Commercial	20	19	39	24
SBA	6	6	11	68
HELOC	1	12	2	19
Single family real estate	—	1	—	1
Consumer	—	—	—	—
Total recoveries	76	47	107	235
Loans charged-off:
Manufactured housing	—	—	—	6
Commercial real estate	—	—	—	—
Commercial	14	—	31	—
SBA	—	—	—	—
HELOC	—	—	—	—
Single family real estate	—	—	—	—
Consumer	—	—	—	—
Total charged-off	14	—	31	6
Net charge-offs (recoveries)	(62)	(47)	(76)	(229)
Balance at end of period	$8,887	$8,622	$8,887	$8,622

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	June 30, 2019
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	1	$50	0.52%	0.01%
Commercial real estate	5	4,535	47.02%	0.58%
Commercial	4	3,255	33.76%	0.42%
SBA	6	1,798	18.65%	0.23%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.05%	0.00%
Total	17	$9,643	100.00%	1.24%

(1)	Of the $9.6 million of potential problem loans, $1.5 million are guaranteed by government agencies.

	December 31, 2018
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	4	2,435	67.88%	0.32%
Commercial	1	278	7.75%	0.04%
SBA	5	869	24.23%	0.11%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.14%	0.00%
Total	11	$3,587	100.00%	0.47%

(1)	Of the $3.6 million of potential problem loans, $1.5 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
U.S. government agency notes	$11,241	$12,070
U.S. government agency mortgage backed securities (“MBS”)	6,813	7,301
U.S. government agency collateralized mortgage obligations (“CMO”)	12,215	12,861
Equity securities: Farmer Mac class A stock	145	121
Total	$30,414	$32,353

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$-	$233	$-	$372
Additions	1,074	73	1,074	174
Proceeds from dispositions	-	(57)	-	(271)
(Loss) gain on sales, net	-	(36)	-	(62)
Balance, end of period	$1,074	$213	$1,074	$213

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The Company had a valuation allowance on foreclosed assets of $103,000 at June 30, 2019 and $9,000 at June 30, 2018.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	June 30, 2019	December 31, 2018	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$112,463	$108,161	$4,302	4.0%
Interest-bearing demand deposits	343,841	270,431	73,410	27.1%
Savings	16,264	14,641	1,623	11.1%
Certificates of deposit ($250,000 or more)	90,170	93,439	(3,269)	(3.5)%
Other certificates of deposit	202,373	229,334	(26,961)	(11.8)%
Total deposits	$765,111	$716,006	$49,105	6.9%

Total deposits increased to $765.1 million at June 30, 2019 from $716.0 million at December 31, 2018, an increase of $49.1 million.  This increase was primarily from non-interest bearing demand deposits and interest-bearing demand deposits, offset by a decline in certificates of deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”).  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At June 30, 2019 and December 31, 2018, the Company had $47.5 million and $35.2 million, respectively, of CDARS and ICS deposits.  As of June 30, 2019 the Company had $35.0 million of insured overnight funding.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $45.0 million and $70.0 million of FHLB advances at June 30, 2019 and December 31, 2018, respectively, borrowed at fixed rates.  The Company also had $125.0 million of letters of credit with FHLB at June 30, 2019 to secure public funds.  At June 30, 2019, CWB had pledged to the FHLB, $30.3 million of securities and $317.3 million of loans.  At June 30, 2019, CWB had $52.0 million available for additional borrowing.  At December 31, 2018, CWB had pledged to the FHLB, securities of $32.2 million at carrying value and $269.4 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of June 30, 2019 and December 31, 2018.  CWB had $110.1 million and $103.8 million in borrowing capacity as of June 30, 2019 and December 31, 2018, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of June 30, 2019 and December 31, 2018.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 13.9% and 14.8% at June 30, 2019 and December 31, 2018, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,464,686 have been issued at June 30, 2019.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2019 and December 31, 2018.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
June 30, 2019
CWB’s actual regulatory ratios	10.67%	9.53%	9.53%	8.66%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.50%	8.50%	7.00%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2018
CWB’s actual regulatory ratios	10.83%	9.68%	9.68%	8.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

There are no conditions or events since June 30, 2019 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation.”

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s management, which includes the Company’s Chief Executive Officer and the Chief Financial Officer, has concluded that, as of the end of the period covered by this report, disclosure controls and procedures are effective in ensuring that information relating to the Company (including its consolidated subsidiary) required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2019 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 The following is a summary of the Company’s repurchases of its common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1 – 30	0	$-	0	$0
May 1 – 31	0	$-	0	$0
June 1 – 30	0	$-	0	$0
Total	0	$-	0	$0

(a) On February 28, 2019, the Board of Directors increased the repurchase program to $4.5 million, and extended the repurchase program until August 31, 2021.  As of June 30, 2019, approximately $1.5 million remains authorized for repurchase.

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

10.50	Loan modification agreement dated July 17, 2019 between Community West Bancshares and Pacific Premier Bank.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 2, 2019	BY: /s/ Susan C. Thompson
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

10.50	Loan modification agreement dated July 17, 2019 between Community West Bancshares and Pacific Premier Bank.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.