Form 10-Q
period 2019-09-30
COMMUNITY WEST BANCSHARES /
filed 2019-11-06
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,466,963 as of October 30, 2019.

Index		Page
Part I.	Financial Information
	Item 1 – Financial Statements
	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	2
	Consolidated Income Statements for the three and nine months ended September 30, 2019 and 2018 (unaudited)	3
	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (unaudited)	4
	Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7
	The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
	Item 3 – Quantitative and Qualitative Disclosures About Market Risk	46
	Item 4 – Controls and Procedures	46

Part II.	Other Information
	Item 1 – Legal Proceedings	47
	Item 1A – Risk Factors	47
	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	47
	Item 3 – Defaults Upon Senior Securities	47
	Item 4 – Mine Safety Disclosures	47
	Item 5 – Other Information	47
	Item 6 – Exhibits	48

Signatures		48

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,854	$2,975
Federal funds sold	4	8
Interest-earning demand in other financial institutions	54,489	53,932
Cash and cash equivalents	56,347	56,915
Investment securities - available-for-sale, at fair value; amortized cost of $22,006 at September 30, 2019 and $25,156 at December 31, 2018	21,907	24,931
Investment securities - held-to-maturity, at amortized cost; fair value of $6,837 at September 30, 2019 and $7,269 at December 31, 2018	6,637	7,301
Investment securities - measured at fair value; amortized cost of $66 at September 30, 2019 and December 31, 2018.	163	121
Federal Home Loan Bank stock, at cost	2,714	2,714
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	44,816	48,355
Held for investment, net of allowance for loan losses of $8,868 at September 30, 2019 and $8,691 at December 31, 2018	735,773	711,197
Total loans	780,589	759,552
Other assets acquired through foreclosure, net	317	-
Premises and equipment, net	7,836	6,381
Other assets	25,369	18,003
Total assets	$903,252	$877,291
Liabilities:
Deposits:
Non-interest-bearing demand	$114,366	$108,161
Interest-bearing demand	333,679	270,431
Savings	15,481	14,641
Certificates of deposit ($250,000 or more)	90,298	93,439
Other certificates of deposit	207,848	229,334
Total deposits	761,672	716,006
Other borrowings	45,000	75,000
Other liabilities	16,984	10,134
Total liabilities	823,656	801,140

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,466,963 shares issued and outstanding at September 30, 2019 and 8,533,346 at December 31, 2018	42,446	42,964
Retained earnings	37,217	33,328
Accumulated other comprehensive (loss)	(67)	(141)
Total stockholders’ equity	79,596	76,151
Total liabilities and stockholders’ equity	$903,252	$877,291

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$11,306	$10,612	$32,754	$30,283
Investment securities and other	413	589	1,357	1,307
Total interest income	11,719	11,201	34,111	31,590
Interest expense:
Deposits	2,615	2,222	7,642	5,373
Other borrowings	306	351	950	928
Total interest expense	2,921	2,573	8,592	6,301
Net interest income	8,798	8,628	25,519	25,289
Provision (credit) for loan losses	(75)	(197)	45	(224)
Net interest income after provision for loan losses	8,873	8,825	25,474	25,513
Non-interest income:
Other loan fees	302	379	883	998
Document processing fees	96	120	307	367
Service charges	129	113	407	351
Other	120	29	346	252
Total non-interest income	647	641	1,943	1,968
Non-interest expenses:
Salaries and employee benefits	4,254	4,147	12,953	12,338
Occupancy, net	788	778	2,338	2,303
Professional services	341	326	1,127	931
Data processing	215	201	640	619
Depreciation	219	199	650	552
FDIC assessment	(15)	169	309	547
Advertising and marketing	187	154	546	487
Stock based compensation	90	81	282	284
Other	385	347	1,096	1,131
Total non-interest expenses	6,464	6,402	19,941	19,192
Income before provision for income taxes	3,056	3,064	7,476	8,289
Provision for income taxes	902	695	2,232	2,239
Net income	$2,154	$2,369	$5,244	$6,050
Earnings per share:
Basic	$0.25	$0.29	$0.62	$0.73
Diluted	$0.25	$0.27	$0.61	$0.69
Weighted average number of common shares outstanding:
Basic	8,465	8,261	8,470	8,233
Diluted	8,567	8,761	8,577	8,724
Dividends declared per common share	$0.055	$0.050	$0.160	$0.140

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$2,154	$2,369	$5,244	$6,050
Other comprehensive income, net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($3), $34, ($52) and $82 for each respective period presented)	4	(48)	74	(125)
Net other comprehensive income (loss)	4	(48)	74	(125)
Comprehensive income	$2,158	$2,321	$5,318	$5,925

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended September 30, 2019	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, June 30, 2019:	8,465	$42,372	$(71)	$35,528	$77,829
Net income	—	—	—	2,154	2,154
Exercise of stock options	12	85	—	—	85
Stock based compensation	—	90	—	—	90
Common stock repurchase	(10)	(101)	—	—	(101)
Dividends on common stock	—	—	—	(465)	(465)
Other comprehensive income, net	—	—	4	—	4
Balance, September 30, 2019	8,467	$42,446	$(67)	$37,217	$79,596

Three Months Ended September 30, 2018	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, June 30, 2018:	8,254	$43,117	$(111)	$30,442	$73,448
Net income	—	—	—	2,369	2,369
Exercise of stock options	21	120	—	—	120
Stock based compensation	—	81	—	—	81
Dividends on common stock	—	—	—	(413)	(413)
Other comprehensive loss, net	—	—	(48)	—	(48)
Balance, September 30, 2018	8,275	$43,318	$(159)	$32,398	$75,557

Nine Months Ended September 30, 2019	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2018:	8,533	$42,964	$(141)	$33,328	$76,151
Net income	—	—	—	5,244	5,244
Exercise of stock options	34	230	—	—	230
Stock based compensation	—	282	—	—	282
Common stock repurchase	(100)	(1,030)	—	—	(1,030)
Dividends on common stock	—	—	—	(1,355)	(1,355)
Other comprehensive income, net	—	—	74	—	74
Balance, September 30, 2019	8,467	$42,446	$(67)	$37,217	$79,596

Nine Months Ended September 30, 2018	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2017:	8,193	$42,604	$25	$27,441	$70,070
Net income	—	—	—	6,050	6,050
Exercise of stock options	82	430	—	—	430
Stock based compensation	—	284	—	—	284
Dividends on common stock	—	—	—	(1,152)	(1,152)
Other comprehensive loss, net	—	—	(125)	—	(125)
Impact of ASU 2016-01 and 2018-02 as of January 1, 2018	—	—	(59)	59	—
Balance, September 30, 2018	8,275	$43,318	$(159)	$32,398	$75,557

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$5,244	$6,050
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) provision for loan losses	45	(224)
Depreciation	650	552
Stock based compensation	282	284
Deferred income taxes	(166)	(466)
Net accretion of discounts and premiums for investment securities	90	70
Losses on:
Sale of repossessed assets, net	11	62
Sale of assets, net	7	—
Loans originated for sale and principal collections, net	3,539	4,150
Changes in:
Investment securities held at fair value	(42)	12
Other assets	16	(2,464)
Other liabilities	(340)	2,570
Servicing assets, net	20	67
Net cash provided by operating activities	9,356	10,663
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	3,070	2,646
Purchases of securities held-to-maturity	—	(794)
Principal pay downs and maturities of held-to-maturity securities	654	869
Loan originations and principal collections, net	(25,798)	(23,132)
Purchase of restricted stock, net	—	(367)
Purchase of premises and equipment, net	(2,112)	(1,178)
Proceeds from sale of other real estate owned and repossessed assets, net	751	484
Net cash used in investing activities	(23,435)	(21,472)
Cash flows from financing activities:
Net increase in deposits	45,666	20,258
Net (decrease) increase in borrowings	(30,000)	(6,843)
Exercise of stock options	230	430
Cash dividends paid on common stock	(1,355)	(1,152)
Common stock repurchase	(1,030)	—
Net cash provided by financing activities	13,511	12,693
Net increase cash and cash equivalents	(568)	1,884
Cash and cash equivalents at beginning of period	56,915	45,869
Cash and cash equivalents at end of period	$56,347	$47,753
Supplemental disclosure:
Cash paid during the period for:
Interest	$9,717	$5,586
Income Taxes	1,610	2,010
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	1,177	174
Operating lease right-of-use asset	(7,190)	—
Operating lease liability	6,538	—

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2018 have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2018 and for the three and nine months ended September 30, 2018 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and Small Business Association (“SBA”).  The Company did not incur any lower of cost or fair value provision in the three and nine months ended September 30, 2019 and 2018.

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

Pass/Management Attention Risk – The loans in the four remaining pass categories range from minimal risk to moderate risk to acceptable risk to management attention risk. Loans rated in the first three categories are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company. Loans in the minimal and moderate risk categories are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment. In the case of individuals, borrowers with this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment. Loans rated management attention risk indicate that although the borrower meets the criteria for a rating of acceptable risk or better, the credit possesses an identified and elevated risk level that should be resolved in a short period of time.  Technical risks include, but are not limited to, inadequate or improperly executed documentation, which may be material, serious delays in the submission of financial reporting or covenant violations that are not indicative of a protracted trend.

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

In June of 2016, the FASB issued update guidance codified within ASU-2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  On October 16, 2019, FASB voted to delay the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022, pending final approval.  The Company is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$10,240	$—	$(67)	$10,173
U.S. government agency collateralized mortgage obligations (“CMO”)	11,766	31	(63)	11,734
Total	$22,006	$31	$(130)	$21,907

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$6,637	$222	$(22)	$6,837
Total	$6,637	$222	$(22)	$6,837

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$97	$—	$163
Total	$66	$97	$—	$163

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$12,225	$—	$(155)	$12,070
U.S. government agency collateralized mortgage obligations (“CMO”)	12,931	9	(79)	12,861
Total	$25,156	$9	$(234)	$24,931

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$7,301	$118	$(150)	$7,269
Total	$7,301	$118	$(150)	$7,269

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$55	$—	$121
Total	$66	$55	$—	$121

At September 30, 2019 and December 31, 2018, $28.5 million and $32.2 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	September 30, 2019
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,992	2.6%	$1,116	2.8%	$7,065	3.3%	$—	—	$10,173	3.1%
U.S. government agency CMO	—	—	2,651	2.4%	6,465	2.5%	2,618	3%	11,734	2.6%
Total	$1,992	2.6%	$3,767	2.5%	$13,530	2.9%	$2,618	3.0%	$21,907	2.8%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$1,907	4.7%	$3,947	3.1%	$783	3.6%	$6,637	3.6%
Total	$—	—	$1,907	4.7%	$3,947	3.1%	$783	3.6%	$6,637	3.6%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$163	—
Total	$—	—	$—	—	$—	—	$—	—	$163	—

	December 31, 2018
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,946	2.6%	$1,388	2.6%	$8,736	3.1%	$—	—	$12,070	2.0%
U.S. government agency CMO	—	—	2,717	2.5%	7,284	2.8%	2,860	3.2%	12,861	1.9%
Total	$1,946	2.6%	$4,105	2.5%	$16,020	3.0%	$2,860	3.2%	$24,931	2.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%
Total	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$121	—
Total	$—	—	$—	—	$—	—	$—	—	$121	—

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,998	$1,992	$1,998	$1,946
After one year through five years	3,773	3,767	4,138	4,105
After five years through ten years	13,586	13,530	16,107	16,020
After ten years	2,649	2,618	2,913	2,860
Total	$22,006	$21,907	$25,156	$24,931

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	1,907	2,003	2,058	2,153
After five years through ten years	3,947	3,964	4,449	4,323
After ten years	783	870	794	793
Total	$6,637	$6,837	$7,301	$7,269

Securities measured at fair value
Farmer Mac class A stock	$66	$163	$66	$121
Total	$66	$163	$66	$121

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	September 30, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3	$1,167	$65	$9,006	$68	$10,173
U.S. government agency CMO	15	5,120	47	2,338	62	7,458
Total	$18	$6,287	$112	$11,344	$130	$17,631

Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$22	$2,153	$22	$2,153
Total	$—	$—	$22	$2,153	$22	$2,153

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$21	$4,001	$134	$8,070	$155	$12,071
U.S. government agency CMO	2	4,749	77	3,289	79	8,038
Equity securities: Farmer Mac class A stock	—	—	—	—	—	—
Total	$23	$8,750	$211	$11,359	$234	$20,109
Securities held-to-maturity
U.S. Government-agency MBS	$10	$1,706	$140	$2,094	$150	$3,800
Total	$10	$1,706	$140	$2,094	$150	$3,800

As of September 30, 2019 and December 31, 2018, there were 20 and 21 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2019 and December 31, 2018, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of September 30, 2019 and December 31, 2018, the Company had approximately $11.1 million and $13.6 million, respectively, of SBA loans included in loans held for sale.  As of September 30, 2019 and December 31, 2018, the principal balance of SBA loans serviced for others was $5.4 million and $7.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of September 30, 2019 and December 31, 2018, the Company had $33.7 million and $34.8 million of USDA loans included in loans held for sale, respectively. As of September 30, 2019 and December 31, 2018, the principal balance of USDA loans serviced for others was $2.0 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$253,229	$247,114
Commercial real estate	392,288	365,809
Commercial	76,497	83,753
SBA	5,916	5,557
HELOC	4,847	6,756
Single family real estate	11,936	11,261
Consumer	70	46
	744,783	720,296
Allowance for loan losses	(8,868)	(8,691)
Deferred fees, net	(85)	(337)
Discount on SBA loans	(57)	(71)
Total loans held for investment, net	$735,773	$711,197

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:
	September 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$252,392	$480	$—	$—	$480	$357	$253,229	$—
Commercial real estate:
Commercial real estate	330,969	—	—	—	—	87	331,056	—
SBA 504 1st trust deed	19,162	—	—	—	—	—	19,162	—
Land	4,673	—	—	—	—	—	4,673	—
Construction	37,397	—	—	—	—	—	37,397	—
Commercial	71,841	—	—	—	—	4,656	76,497	—
SBA	4,181	17	—	—	17	1,718	5,916	—
HELOC	4,847	—	—	—	—	—	4,847	—
Single family real estate	11,936	—	—	—	—	—	11,936	—
Consumer	70	—	—	—	—	—	70	—
Total	$737,468	$497	$—	$—	$497	$6,818	$744,783	$—

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$246,456	$285	$144	$—	$429	$229	$247,114	$—
Commercial real estate:
Commercial real estate	267,377	2,478	—	—	2,478	102	269,957	—
SBA 504 1st trust deed	20,835	—	322	—	322	—	21,157	—
Land	6,381	—	—	—	—	—	6,381	—
Construction	67,835	479	—	—	479	—	68,314	—
Commercial	78,857	15	—	—	15	4,881	83,753	—
SBA	4,741	—	—	—	—	816	5,557	—
HELOC	6,558	—	—	—	—	198	6,756	—
Single family real estate	11,221	16	—	24	40	—	11,261	—
Consumer	46	—	—	—	—	—	46	—
Total	$710,307	$3,273	$466	$24	$3,763	$6,226	$720,296	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$8,887	$8,622	$8,691	$8,420
Charge-offs	—	—	(31)	(6)
Recoveries	56	94	163	329
Net recoveries	56	94	132	323
Provision (credit)	(75)	(197)	45	(224)
Ending balance	$8,868	$8,519	$8,868	$8,519

As of September 30, 2019 and December 31, 2018, the Company had reserves for credit losses on undisbursed loans of $81,000 and $73,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	21	10	17	1	1	—	56
Net (charge-offs) recoveries	6	21	10	17	1	1	—	56
Provision (credit)	(17)	(41)	17	(20)	(14)	—	—	(75)
Ending balance	$2,188	$5,338	$1,177	$37	$36	$92	$—	$8,868

2018
Beginning balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	—	19	34	35	—	—	94
Net (charge-offs) recoveries	6	—	19	34	35	—	—	94
Provision (credit)	17	(134)	4	(38)	(36)	(10)	—	(197)
Ending balance	$2,168	$4,873	$1,244	$53	$92	$89	$—	$8,519

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	49	33	49	28	3	1	—	163
Net (charge-offs) recoveries	49	33	18	28	3	1	—	132
Provision (credit)	(57)	277	(51)	(70)	(57)	3	—	45
Ending balance	$2,188	$5,338	$1,177	$37	$36	$92	$—	$8,868

2018
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	—	—	—	—	—	(6)
Recoveries	114	15	43	102	54	1	—	329
Net (charge-offs) recoveries	108	15	43	102	54	1	—	323
Provision (credit)	(120)	14	68	(122)	(54)	(10)	—	(224)
Ending balance	$2,168	$4,873	$1,244	$53	$92	$89	$—	$8,519

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of September 30, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,785	$—	$—	$—	$—	$475	$—	$6,260
Impaired loans with no allowance recorded	2,149	87	5,969	1,718	—	1,867	—	11,790
Total loans individually evaluated for impairment	7,934	87	5,969	1,718	—	2,342	—	18,050
Loans collectively evaluated for impairment	245,295	392,201	70,528	4,198	4,847	9,594	70	726,733
Total loans held for investment	$253,229	$392,288	$76,497	$5,916	$4,847	$11,936	$70	$744,783
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,785	$—	$—	$—	$—	$475	$—	$6,260
Impaired loans with no allowance recorded	2,994	152	6,302	2,149	—	1,867	—	13,464
Total loans individually evaluated for impairment	8,779	152	6,302	2,149	—	2,342	—	19,724
Loans collectively evaluated for impairment	245,295	392,201	70,528	4,198	4,847	9,594	70	726,733
Total loans held for investment	$254,074	$392,353	$76,830	$6,347	$4,847	$11,936	$70	$746,457
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$349	$—	$—	$—	$18	$—	$—	$367
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	349	—	—	—	18	—	—	367
Loans collectively evaluated for impairment	1,839	5,338	1,177	37	18	92	—	8,501
Total loans held for investment	$2,188	$5,338	$1,177	$37	$36	$92	$—	$8,868

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	3,269	102	7,811	815	198	1,964	—	14,159
Total loans individually evaluated for impairment	11,995	345	7,811	815	198	2,739	—	23,903
Loans collectively evaluated for impairment	235,119	365,464	75,942	4,742	6,558	8,522	46	696,393
Total loans held for investment	$247,114	$365,809	$83,753	$5,557	$6,756	$11,261	$46	$720,296
Unpaid Principal Balance
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	4,321	160	8,078	1,211	249	1,963	—	15,982
Total loans individually evaluated for impairment	13,047	403	8,078	1,211	249	2,738	—	25,726
Loans collectively evaluated for impairment	235,119	365,464	75,942	4,742	6,558	8,522	46	696,393
Total loans held for investment	$248,166	$365,867	$84,020	$5,953	$6,807	$11,260	$46	$722,119
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$432	$9	$—	$—	$—	$24	$—	$465
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	432	9	—	—	—	24	—	465
Loans collectively evaluated for impairment	1,764	5,019	1,210	79	90	64	—	8,226
Total loans held for investment	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

Included in impaired loans are $1.7 million and $3.1 million of loans guaranteed by government agencies at September 30, 2019 and December 31, 2018, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of September 30, 2019 and December 31, 2018.

The table below reflects recorded investment in loans classified as impaired:

	September 30, 2019	December 31, 2018
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$6,260	$9,744
Impaired loans without a specific valuation allowance under ASC 310	11,790	14,159
Total impaired loans	$18,050	$23,903
Valuation allowance related to impaired loans	$367	$465

The following table summarizes impaired loans by class of loans:

	September 30, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$7,934	$11,995
Commercial real estate :
Commercial real estate	87	102
SBA 504 1st trust deed	—	243
Land	—	—
Construction	—	—
Commercial	5,969	7,811
SBA	1,718	815
HELOC	—	198
Single family real estate	2,342	2,739
Consumer	—	—
Total	$18,050	$23,903

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended September 30,
	2019		2018
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,656	$151	$8,175	$162
Commercial real estate:
Commercial real estate	108	—	111	—
SBA 504 1st trust deed	215	—	407	5
Land	—	—	—	—
Construction	—	—	—	—
Commercial	6,248	82	7,444	47
SBA	1,297	32	902	17
HELOC	112	—	203	11
Single family real estate	2,236	31	2,223	27
Consumer	—	—	—	—
Total	$17,872	$296	$19,465	$269

	Nine Months Ended September 30,
	2019		2018
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$9,247	$470	$8,226	$497
Commercial real estate:
Commercial real estate	107	—	116	—
SBA 504 1st trust deed	175	9	378	14
Land	—	—	—	—
Construction	—	—	—	—
Commercial	6,260	161	7,737	145
SBA	1,090	32	921	18
HELOC	155	11	207	12
Single family real estate	2,425	96	2,276	81
Consumer	—	—	—	—
Total	$19,459	$779	$19,861	$767

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans	$6,818	$6,226
Government guaranteed portion of loans included above	$1,342	$2,848

Troubled debt restructured loans, gross	$12,608	$16,749
Loans 30 through 89 days past due with interest accruing	$497	$3,763
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.19%	1.21%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended September 30, 2019 and 2018, was $0.2 million and $0.1 million respectively.  Foregone interest on nonaccrual and TDR loans for the three months ended September 30, 2019 and 2018, was $0.4 million and $0.3 million respectively.

The following table presents the composition of nonaccrual loans by class of loans:

	September 30, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$357	$229
Commercial real estate:
Commercial real estate	87	102
SBA 504 1st trust deed	—	—
Land	—	—
Construction	—	—
Commercial	4,656	4,881
SBA	1,718	816
HELOC	—	198
Single family real estate	—	—
Consumer	—	—
Total	$6,818	$6,226

Included in nonaccrual loans are $1.3 million of loans guaranteed by government agencies at September 30, 2019 and $2.8 million at December 31, 2018.

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

The following tables present gross loans by risk rating:

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$252,823	$—	$406	$—	$253,229
Commercial real estate:
Commercial real estate	329,013	1,956	87	—	331,056
SBA 504 1st trust deed	18,629	—	533	—	19,162
Land	4,673	—	—	—	4,673
Construction	35,372	—	2,024	—	37,396
Commercial	70,596	149	5,752	—	76,497
SBA	1,416	70	2,502	—	3,988
HELOC	4,847	—	—	—	4,847
Single family real estate	11,932	—	5	—	11,937
Consumer	70	—	—	—	70
Total, net	729,371	2,175	11,309	—	742,855
Government guarantee	—	—	1,928	—	1,928
Total	$729,371	$2,175	$13,237	$—	$744,783

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$246,884	$—	$230	$—	$247,114
Commercial real estate:
Commercial real estate	269,855	—	102	—	269,957
SBA 504 1st trust deed	20,109	—	1,048	—	21,157
Land	6,381	—	—	—	6,381
Construction	66,683	1,631	—	—	68,314
Commercial	73,580	—	7,771	—	81,351
SBA	2,770	34	1,557		4,361
HELOC	6,558	—	198	—	6,756
Single family real estate	11,256	—	5	—	11,261
Consumer	46	—	—	—	46
Total, net	704,122	1,665	10,911	$—	716,698
Government guarantee	—	—	3,598	—	3,598
Total	$704,122	$1,665	$14,509	$—	$720,296

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Nine Months Ended September 30, 2019
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
SBA	1	$48	$48	$48	$—	$—
Total	1	$48	$48	$48	$—	$—

	For the Three Months Ended September 30, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	2	$—	$166	$53	$166	$3
Commercial	-	-	-	—	-	—
Total	2	$—	$166	$53	$166	$3

	For the Nine Months Ended September 30, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	12	$1,047	$1,213	$1,100	$1,213	$66
Commercial	3	1,781	1,781	—	1,781	—
Total	15	$2,828	$2,994	$1,100	$2,994	$66

There were no new TDR loans for the three months ended September 30, 2019.  The average rate concessions were 200 basis points for the nine months ended September 30, 2019 and 50 and 73 basis points for the three and nine months ended September 30, 2018, respectively.  The average term extension in months was 47 for the nine months ended September 30, 2019 and 180 and 151 for the three and nine months ended September 30, 2018, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make 2 consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three or nine months ended September 30, 2019 or 2018.

At September 30, 2019 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$1,074	$213	$—	$372
Additions	—	—	1,177	174
Proceeds from dispositions	(750)	(213)	(750)	(484)
(Loss) gain on sales, net	(1)	—	(11)	(62)
Third-party portion of writedown/loss	(6)	—	(99)	—
Balance, end of period	$317	$—	$317	$—

The third-party portion of writedown/loss above is related to a foreclosed agricultural loan 90% guaranteed by the Farm Service Agency (“FSA”).

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2019 and December 31, 2018.  The estimated fair value amounts for September 30, 2019 and December 31, 2018 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$163	$—	$—	$163
Investment securities available-for-sale	—	21,907	—	21,907
Interest only strips	—	—	42	42
Servicing assets	—	—	42	42
Total	$163	$21,907	$84	$22,154

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$121	$—	$—	$121
Investment securities available-for-sale	—	24,931	—	24,931
Interest only strips	—	—	63	63
Servicing assets	—	—	49	49
	$121	$24,931	$112	$25,164

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

The Company had elected to use the amortizing method for the treatment of servicing assets and had measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of certain SBA and USDA loans the Company recorded servicing assets and elected to measure those assets at fair value in accordance with ASC 825-10.  Significant assumptions in the valuation of servicing assets include estimated loan repayment rates, the discount rate, and servicing costs, among others.  Servicing assets are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and certain loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2019:
Impaired loans	$6,367	$—	$6,367	$—
Loans held for sale	45,789	—	45,789	—
Foreclosed real estate and repossessed assets	317	—	317	—
	$52,473	$—	$52,473	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2018:
Impaired loans	$5,592	$—	$5,592	$—
Loans held for sale	49,050	—	49,050	—
Foreclosed real estate and repossessed assets	-	—	—	—
	$54,642	—	54,642	—

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

The estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$56,347	$56,347	$—	$—	$56,347
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	28,707	163	28,744	—	28,907
Loans, net	780,589	—	772,604	11,683	784,287
Financial liabilities:
Deposits	761,672	—	765,328	—	765,328
Other borrowings	45,000	—	45,260	—	45,260

	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$56,915	$56,915	$—	$—	$56,915
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	32,353	121	32,079	—	32,200
Loans, net	759,552	—	735,377	17,846	753,223
Financial liabilities:
Deposits	716,006	—	712,900	—	712,900
Other borrowings	75,000	—	74,930	—	74,930

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2019 and December 31, 2018, the Company had loans held for sale with an aggregate carrying value of $44.8 million and $48.4 million respectively.

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

There were no standby letters of credit outstanding at September 30, 2019 or at December 31, 2018.  Unfunded loan commitments at September 30, 2019 and December 31, 2018 were $63.0 million and $57.5 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $45.0 million and $70.0 million at September 30, 2019 and December 31, 2018, respectively, borrowed at fixed rates.  The Company also had $120.0 million of letters of credit with FHLB at September 30, 2019 to secure public funds.  At September 30, 2019, CWB had pledged to the FHLB $28.5 million of securities and $328.8 million of loans.  At September 30, 2019, CWB had $71.5 million available for additional borrowing.  At December 31, 2018, CWB had pledged to the FHLB $32.2 million of securities and $269.4 million of loans.  At December 31, 2018, CWB had $35.9 million available for additional borrowing.  Total FHLB interest expense for the three months ended September 30, 2019 and 2018 was $0.3 million. Total FHLB interest expense for the nine months ended September 30, 2019 and September 30, 2018 was $0.8 million and $0.7 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of September 30, 2019 and December 31, 2018.  Available borrowing capacity was $106.3 million and $103.8 million as of September 30, 2019 and December 31, 2018, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.    There was no amount outstanding as of September 30, 2019 and December 31, 2018.

Line of Credit - In July of 2017, the Company entered into a revolving line of credit agreement for up to $15.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account, which was zero at September 30, 2019.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  The line of credit was modified to $10.0 million as of July 17, 2019. In September, the line of credit balance was paid down to zero.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(71)	$(111)	$(141)	$25
Other comprehensive income before reclassifications	4	(48)	74	(125)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(59)
Net current-period other comprehensive income	4	(48)	74	(184)
Ending Balance	$(67)	$(159)	$(67)	$(159)

The adoption of ASU-2018-02 during the first quarter of 2018 created a $6,000 reclassification within accumulated other comprehensive income to retained earnings.  The Company also recorded a $53,000 adjustment during the first quarter of 2018 from AOCI to retained earnings on adoption of ASU 2016-01.

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2021.  Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share.  There were 99,983 repurchased common stock shares under this program during the nine months ended September 30, 2019.

During the three and nine months ended September 30, 2019, the Company paid common stock dividends of $0.5 million and $1.4 million, respectively. During the three and nine months ended September 30, 2018, the Company paid common stock dividends of $0.4 and $1.2 million, respectively.

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2019 and December 31, 2018.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
September 30, 2019
CWB’s actual regulatory ratios	11.18%	10.04%	10.04%	9.02%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.50%	8.50%	7.00%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2018
CWB’s actual regulatory ratios	10.83%	9.68%	9.68%	8.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

There are no conditions or events since September 30, 2019 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$114	$95	$360	$281
Exchange fees and other service charges	43	43	121	142
Non-interest income (in-scope of Topic 606)	157	138	481	423
Non-interest income (out-of-scope of Topic 606)	490	503	1,462	1,545
	$647	$641	$1,943	$1,968

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of September 30, 2019 and December 31, 2018, the Company did not have any signficant contract balances.

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

As described in Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, effective January 1, 2019, we adopted Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of September 30, 2019, the balance of the right-of-use assets was $6.7 million and the lease liabilities were $6.8 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Nine Months Ended September 30,
	2019	2018
Lease cost:	(in thousands)
Operating lease cost	860	—
Sublease income	—	—
Total lease cost	860	—

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	844	—
Weighted average remaining lease term - operating leases	9.75 years	N/A
Weighted average discount rate - operating leases	3.22%	N/A

Future minimum operating lease payments:

	September 30,
	2019	2018
	(in thousands)
2019	$273	$—
2020	1,015	—
2021	884	—
2022	779	—
2023	705	—
Thereafter	4,004	—
Total future minimum lease payments	$7,660	$—
Less remaining imputed interest	1,122	—
Total lease liabilities	$6,538	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Result Highlights for the Third Quarter of 2019

The significant factors impacting the Company’s third quarter earnings performance were:

•	Net income was $2.2 million, or $0.25 per diluted share, in 3Q19, compared to $1.6 million, or $0.18 per diluted share in 2Q19, and $2.4 million, or $0.27 per diluted share in 3Q18.
•	Net interest margin improved to 4.10% for 3Q19, compared to 4.07% for 2Q19 and 4.02% for 3Q18.
•	Total non-interest expense was $6.5 million in 3Q19, compared to $6.8 million in 2Q19 and $6.4 million in 3Q18.
•
Total demand deposits decreased slightly to $448.0 million at September 30, 2019, compared to $456.3 million at June 30, 2019, and increased $75.4 million compared to $372.6 million at September 30, 2018.

•	Total loans increased to $789.5 million at September 30, 2019, compared to $788.9 million at June 30, 2019, and increased $35.7 million compared to $753.7 million at September 30, 2018.
•	Book value per common share increased to $9.40 at September 30, 2019, compared to $9.19 at June 30, 2019, and $9.13 at September 30, 2018.
•	Provision (credit) for loan losses was ($75,000) for the quarter, compared to a provision for loan losses of $177,000 for 2Q19, and a credit for loan losses of ($197,000) for 3Q18.
•	Total risked based capital improved to 11.18% for the Bank at September 30, 2019, compared to 10.67% at June 30, 2019 and 10.79% at September 30, 2018.
•	Net nonaccrual loans totaled $5.5 million at September 30, 2019, compared to $3.0 million at June 30, 2019, and $3.8 million at September 30, 2018.
•	Other real estate owned was $317,000 at September 30, 2019, compared to $1.1 million at June 30, 2019, and zero at September 30, 2018.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2019 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)

Net income	$2,154	$2,369	$5,244	$6,050
Basic earnings per share	0.25	0.29	0.62	0.73
Diluted earnings per share	0.25	0.27	0.61	0.69
Total assets	903,252	854,709	903,252	854,709
Total loans	780,589	745,222	780,589	745,222
Total deposits	761,672	719,942	761,672	719,942
Total stockholders’ equity	79,596	75,557	79,596	75,557
Book value per common share	9.40	9.13	9.40	9.13
Net interest margin	4.10%	4.02%	4.06%	4.11%
Return on average assets	0.97%	1.08%	0.81%	0.96%
Return on average stockholders’ equity	10.85%	12.57%	9.03%	11.07%

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		2019	2018
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$11,719	$11,201	$518	$34,111	$31,590	$2,521
Interest expense	2,921	2,573	348	8,592	6,301	2,291
Net interest income	8,798	8,628	170	25,519	25,289	230
Credit (provision) for loan losses	(75)	(197)	122	45	(224)	269
Net interest income after provision for loan losses	8,873	8,825	48	25,474	25,513	(39)
Non-interest income	647	641	6	1,943	1,968	(25)
Non-interest expenses	6,464	6,402	62	19,941	19,192	749
Income before income taxes	3,056	3,064	(8)	7,476	8,289	(813)
Provision for income taxes	902	695	207	2,232	2,239	(7)
Net income	$2,154	$2,369	$(215)	$5,244	$6,050	$(806)
Income per share - basic	$0.25	$0.29	$(0.04)	$0.62	$0.73	$(0.11)
Income per share - diluted	$0.25	$0.27	$(0.02)	$0.61	$0.69	$(0.08)

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$28,144	$152	2.14%	$59,087	$229	1.54%
Investment securities	33,839	261	3.06%	37,850	360	3.77%
Loans (1)	788,965	11,306	5.69%	755,146	10,612	5.58%
Total earnings assets	850,948	11,719	5.46%	852,083	11,201	5.22%
Nonearning Assets
Cash and due from banks	2,198			2,824
Allowance for loan losses	(8,913)			(8,589)
Other assets	33,272			20,856
Total assets	$877,505			$867,174
Interest-Bearing Liabilities
Interest-bearing demand deposits	291,218	914	1.25%	271,314	617	0.90%
Savings deposits	15,835	32	0.80%	14,303	32	0.89%
Time deposits	307,160	1,669	2.16%	339,405	1,573	1.84%
Total interest-bearing deposits	614,213	2,615	1.69%	625,022	2,222	1.41%
Other borrowings	45,924	306	2.64%	49,831	351	2.79%
Total interest-bearing liabilities	660,137	2,921	1.76%	674,853	2,573	1.51%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	121,332			109,369
Other liabilities	17,273			8,153
Stockholders’ equity	78,763			74,799
Total Liabilities and Stockholders’ Equity	$877,505			$867,174
Net interest income and margin (3)		$8,798	4.10%		$8,628	4.02%
Net interest spread (4)			3.70%			3.71%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$27,883	$437	2.10%	$37,476	$418	1.49%
Investment securities	35,083	920	3.51%	38,613	889	3.08%
Loans (1)	778,425	32,754	5.63%	747,518	30,283	5.42%
Total earnings assets	841,391	34,111	5.42%	823,607	31,590	5.13%
Nonearning Assets
Cash and due from banks	2,473			3,294
Allowance for loan losses	(8,796)			(8,513)
Other assets	32,254			20,567
Total assets	$867,322			$838,955
Interest-Bearing Liabilities
Interest-bearing demand deposits	290,106	2,679	1.23%	264,994	1,412	0.71%
Savings deposits	15,627	94	0.80%	14,339	92	0.86%
Time deposits	303,658	4,869	2.14%	323,050	3,869	1.60%
Total interest-bearing deposits	609,391	7,642	1.68%	602,383	5,373	1.19%
Other borrowings	46,414	949	2.73%	44,828	928	2.77%
Total interest-bearing liabilities	655,805	8,591	1.75%	647,211	6,301	1.30%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	116,965			111,407
Other liabilities	16,919			7,250
Stockholders’ equity	77,633			73,087
Total Liabilities and Stockholders’ Equity	$867,322			$838,955
Net interest income and margin (3)		$25,520	4.06%		$25,289	4.11%
Net interest spread (4)			3.67%			3.83%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30, 2019 versus 2018			Nine Months Ended September 30, 2019 versus 2018
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$(167)	$90	$(77)	$(151)	$170	$19
Investment securities	(31)	(68)	(99)	(93)	124	31
Loans, net	485	209	694	1,301	1,170	2,471
Total interest income	287	231	518	1,057	1,464	2,521

Interest expense:
Interest-bearing demand deposits	63	234	297	231	1,036	1,267
Savings deposits	3	(3)	-	8	(6)	2
Time deposits	(176)	272	96	(310)	1,310	1,000
Short-term borrowings	(26)	(19)	(45)	32	(11)	21
Total interest expense	(136)	484	348	(39)	2,329	2,290
Net increase	$423	$(253)	$170	$1,096	$(865)	$231

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and nine months ended September 30, 2019 was $11.7 million and $34.1 million, compared to $11.2 million and $31.6 million for three and nine months ended September 30, 2018.  Total interest income in the third quarter of 2019 benefited from loan growth of $35.4 million compared to the third quarter of 2018.  Interest income from interest-bearing deposits in other institutions increased primarily due to an increased average balance held with the Federal Reserve Bank during the third quarter of 2019 compared to 2018.  The annualized yield on interest-earning assets for the third quarter 2019 compared to 2018 was 5.46% and 5.22%, respectively. The federal funds target rate increased 25 basis points each in December 2017, March 2018, June 2018, September 2018, and December 2018 were partially responsible for the increased yield on interest-earning assets, primarily through the loan portfolio. In the third quarter of 2019, the Federal open Market Committee reduced the federal funds target rate by 50 basis points.

Interest expense for the three and nine months ended September 30, 2019 compared to 2018 increased by $0.3 million and $2.3 million, respectively.  This increase in interest expense for the comparable periods was primarily due to increased interest-bearing demand balances and increased cost of funds on repricing of maturing time deposits.  The annualized average cost of interest-bearing liabilities increased by 25 basis points to 1.76% for the three months ended September 30, 2019 compared to the same period in 2018.  The cost of deposits increased by 28 basis points to 1.69% for the third quarter 2019 compared to 1.41% for the third quarter 2018.  The cost of other borrowings for the comparable periods decreased by 15 basis points to 2.64% for the three months ended September 30, 2019 compared to the same period in 2018 due to the decrease in the balance of other borrowings at CWBC.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the interest margin for the three months ended September 30, 2019 to 4.10% compared to 4.02% in the three months ended September 30, 2018.  The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the nine months ended September 30, 2019 to 4.06% compared to 4.11% in the nine months ended September 30, 2018.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses were $(0.1) million and $(0.2) million for the third quarters of 2019 and 2018 respectively.  The improvements in credit quality, historical loss rates and net recoveries resulted in the decrease in the ratio of allowance for loan losses to loans held for investment from 1.21% at September 30, 2018 to 1.19% at September 30, 2019.

 The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	21	10	17	1	1	—	56
Net (charge-offs) recoveries	6	21	10	17	1	1	—	56
Provision (credit)	(17)	(41)	17	(20)	(14)	—	—	(75)
Ending balance	$2,188	$5,338	$1,177	$37	$36	$92	$—	$8,868

2018
Beginning balance	$2,145	$5,007	$1,221	$57	$93	$99	$—	$8,622
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	—	19	34	35	—	—	94
Net (charge-offs) recoveries	6	—	19	34	35	—	—	94
Provision (credit)	17	(134)	4	(38)	(36)	(10)	—	(197)
Ending balance	$2,168	$4,873	$1,244	$53	$92	$89	$—	$8,519

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	49	33	49	28	3	1	—	163
Net (charge-offs) recoveries	49	33	18	28	3	1	—	132
Provision (credit)	(57)	277	(51)	(70)	(57)	3	—	45
Ending balance	$2,188	$5,338	$1,177	$37	$36	$92	$—	$8,868

2018
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	—	—	—	—	—	(6)
Recoveries	114	15	43	102	54	1	—	329
Net (charge-offs) recoveries	108	15	43	102	54	1	—	323
Provision (credit)	(120)	14	68	(122)	(54)	(10)	—	(224)
Ending balance	$2,168	$4,873	$1,244	$53	$92	$89	$—	$8,519

The percentage of net nonaccrual loans to the total loan portfolio has increased to 0.69% as of September 30, 2019 from 0.45% at December 31, 2018.

The allowance for loan losses compared to net nonaccrual loans has decreased to 162% as of September 30, 2019 from 257% as of December 31, 2018.  Total past due loans decreased to $0.5 million as of September 30, 2019 from $3.8 million as of December 31, 2018.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company’s non-interest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		2019	2018
	(in thousands)
Other loan fees	$302	$379	$(77)	$883	$998	$(115)
Document processing fees	96	120	(24)	307	367	(60)
Service charges	129	113	16	407	351	56
Other	120	29	91	346	252	94
Total non-interest income	$647	$641	$6	$1,943	$1,968	$(25)

Total non-interest income increased slightly to $0.6 million for the three months ended September 30, 2019 compared to 2018.  Other loan fees and document processing fees for the three and nine months ended September 30, 2019 decreased due to decreased loan fundings during the first nine months of 2019 compared to 2018. Service charges increased slightly during the nine months ended September 30, 2019 compared to 2018.

Non-Interest Expenses

The following table summarizes the Company’s non-interest expenses for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$4,254	$4,147	$107	$12,953	$12,338	$615
Occupancy, net	788	778	10	2,338	2,303	35
Professional services	341	326	15	1,127	931	196
Data processing	215	201	14	640	619	21
Depreciation	219	199	20	650	552	98
FDIC assessment	(15)	169	(184)	309	547	(238)
Advertising and marketing	187	154	33	546	487	59
Stock based compensation	90	81	9	282	284	(2)
Other	385	347	38	1,096	1,131	(35)
Total non-interest expenses	$6,464	$6,402	$62	$19,941	$19,192	$749

Total non-interest expenses increased $0.1 million and $0.7 million in the three and nine months ended September 30, 2019 compared to 2018, respectively.  The increase in non-interest expenses for the year is primarily due to increased salaries and employee benefits, occupancy, depreciation and advertising as a result of the Bank’s expansions in the Northern and Southern regions, and addition of customer relationship and support positions.  Professional services increased $0.2 million in the nine months ended September 30, 2019 compared to 2018 due to increased consulting costs for operational training and project implementation.  The Bank received a credit of $0.2 million on its FDIC assessment for the second quarter’s insurance period as of September 30, 2019. The decrease in other expenses were mainly due to higher loan origination cost deferrals during the nine months ended September 30, 2019 compared to 2018.

Income Taxes

Income tax provision for the three and nine months ended September 30, 2019 was $0.9 million and $2.2 million compared to $0.7 million and $2.2 million in the same period during 2018.  The combined state and federal effective income tax rates for the nine months ended September 30, 2019 and 2018 were 29.9% and 27.0%, respectively.  The effective tax rate decreased beginning in 2018 primarily as a result of the enacted tax rate change from 34% to 21% under the Tax Cuts and Jobs Act of December 2017.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.4 million at September 30, 2019 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at September 30, 2019 or December 31, 2018.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at September 30, 2019 and December 31, 2018.

BALANCE SHEET ANALYSIS

Total assets increased $26.0 million to $903.3 million at September 30, 2019 from $877.3 million at December 31, 2018.  Net loans increased by $21.0 million to $780.6 million at September 30, 2019 from $759.5 million at December 31, 2018.  The majority of the loan increase was due to increases of $26.5 million and $6.1 million in our commercial real estate and manufactured housing portfolios, respectively. This increase was partially offset by a decrease of $7.3 million of commercial loans, $3.5 million in loans available-for-sale, and $3.0 million in investment securities available-for-sale.

Total liabilities increased $22.5 million to $823.7 million at September 30, 2019 from $801.1 million at December 31, 2018 mostly due to increased total deposits of $45.7 million.  Non-interest-bearing demand deposits increased by $6.2 million and interest-bearing demand deposits increased by $63.2 million, while certificates of deposit decreased $24.6 million due to the company’s strategic initiative to reduce wholesale funding, including brokered deposits.

Total stockholders’ equity increased $3.4 million to $79.6 million at September 30, 2019 from $76.2 million at December 31, 2018.  The $5.2 million increase in retained earnings from net income was partially offset by a $1.4 million decrease from common stock dividends.  The book value per common share was $9.40 at September 30, 2019 compared to $8.92 at December 31, 2018.

Selected Balance Sheet Accounts

	September 30, 2019	December 31, 2018	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$56,347	$56,915	$(568)	(1.0)%
Investment securities available-for-sale	21,907	24,931	(3,024)	(12.1)%
Investment securities held-to-maturity	6,637	7,301	(664)	(9.1)%
Loans - held for sale	44,816	48,355	(3,539)	(7.3)%
Loans - held for investment, net	735,773	711,197	24,576	3.5%
Total assets	903,252	877,291	25,961	3.0%
Total deposits	761,672	716,006	45,666	6.4%
Other borrowings	45,000	75,000	(30,000)	(40.0)%
Total stockholder’s equity	79,596	76,151	3,445	4.5%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	September 30, 2019	December 31, 2018
	(in thousands)
Manufactured housing	$253,229	$247,114
Commercial real estate	392,288	365,809
Commercial	76,497	83,753
SBA	5,916	5,557
HELOC	4,847	6,756
Single family real estate	11,936	11,261
Consumer	70	46
	744,783	720,296
Allowance for loan losses	(8,868)	(8,691)
Deferred costs, net	(85)	(337)
Discount on SBA loans	(57)	(71)
Total loans held for investment, net	$735,773	$711,197

The Company had $44.8 million of loans held for sale at September 30, 2019 compared to $48.4 million at December 31, 2018.  Loans held for sale at September 30, 2019 consisted of $11.1 million SBA loans and $33.7 million commercial agriculture loans.  Loans held for sale at December 31, 2018, were $13.6 million SBA loans and $34.8 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company originates manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of September 30, 2019 and December 31, 2018, manufactured housing loans comprised 32.1% and 32.2%, respectively, of total loans.  As of September 30, 2019 and December 31, 2018, commercial real estate loans accounted for approximately 49.7% and 47.6% of total loans, respectively.  Approximately 31.4% and 33.8% of these commercial real estate loans were owner-occupied at September 30, 2019 and December 31, 2018, respectively.  Substantially all of these loans are secured by first liens with average loan to value ratios of 55.5% and 57.9% at September 30, 2019 and December 31, 2018, respectively.  The Company was within established concentration policy limits at September 30, 2019 and December 31, 2018.

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

	September 30, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$5,476	$3,378
Troubled debt restructured loans, gross	12,608	16,749
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.69%	0.45%
Net charge-offs (recoveries) (annualized) to average loans	(0.03)%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	162%	257%
Allowance for loan losses to gross loans	1.19%	1.21%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Total nonaccrual loans	$6,818	$6,226
Government guaranteed portion of loans included above	(1,342)	(2,848)
Total nonaccrual loans, without guarantees	$5,476	$3,378

Troubled debt restructured loans, gross	$12,608	$16,749
Loans 30 through 89 days past due with interest accruing	$497	$3,763
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.19%	1.21%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of September 30, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,785	$—	$—	$—	$—	$475	$—	$6,260
Impaired loans with no allowance recorded	2,149	87	5,969	1,718	—	1,867	—	11,790
Total loans individually evaluated for impairment	7,934	87	5,969	1,718	—	2,342	—	18,050
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	349	—	—	—	18	—	—	367
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	349	—	—	—	18	—	—	367
Total impaired loans, net	$7,585	$87	$5,969	$1,718	$(18)	$2,342	$—	$17,683

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2018:
Recorded Investment:
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	3,269	102	7,811	815	198	1,964	—	14,159
Total loans individually evaluated for impairment	11,995	345	7,811	815	198	2,739	—	23,903
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	432	9	—	—	—	24	—	465
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	432	9	—	—	—	24	—	465
Total impaired loans, net	$11,563	$336	$7,811	$815	$198	$2,715	$—	$23,438

Total impaired loans decreased $5.9 million in the third quarter of 2019 compared to December 31, 2018.  This decrease was primarily in impaired manufactured housing loans of $4.1 million although all the other loan categories had decreases.

The following table summarizes the composite of nonaccrual loans:

	At September 30, 2019			At December 31, 2018
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$357	5.20%	0.05%	$229	3.68%	0.03%
Commercial real estate	87	1.30%	0.01%	102	1.64%	0.01%
Commercial	4,656	68.30%	0.63%	4,881	78.40%	0.64%
SBA	1,718	25.20%	0.23%	816	13.11%	0.11%
HELOC	-	0.00%	0.00%	198	3.18%	0.03%
Single family real estate	-	0.00%	0.00%	-	0.00%	0.00%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$6,818	100.00%	0.92%	$6,226	100.00%	0.82%

Nonaccrual balances include $1.3 million and $2.8 million, of loans that are government guaranteed at September 30, 2019 and December 31, 2018, respectively.  Nonaccrual loans net of government guarantees decreased $2.1 million or 62%, from $3.4 million at December 31, 2018 to $5.5 million at September 30, 2019.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allowance for loan losses:			(in thousands)
Balance at beginning of period	$8,887	$8,622	$8,691	$8,420
Provisions charged to operating expenses:
Manufactured housing	(17)	17	(57)	(120)
Commercial real estate	(41)	(134)	277	14
Commercial	17	4	(51)	68
SBA	(20)	(38)	(70)	(122)
HELOC	(14)	(36)	(57)	(54)
Single family real estate	—	(10)	3	(10)
Consumer	—	—	—	—
Total Provision (credit)	(75)	(197)	45	(224)
Recoveries of loans previously charged-off:
Manufactured housing	6	6	49	114
Commercial real estate	21	—	33	15
Commercial	10	19	49	43
SBA	17	34	28	102
HELOC	1	35	3	54
Single family real estate	1	—	1	1
Consumer	—	—	—	—
Total recoveries	56	94	163	329
Loans charged-off:
Manufactured housing	—	—	—	6
Commercial real estate	—	—	—	—
Commercial	—	—	31	—
SBA	—	—	—	—
HELOC	—	—	—	—
Single family real estate	—	—	—	—
Consumer	—	—	—	—
Total charged-off	—	—	31	6
Net charge-offs (recoveries)	(56)	(94)	(132)	(323)
Balance at end of period	$8,868	$8,519	$8,868	$8,519

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	September 30, 2019
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	1	$48	0.79%	0.01%
Commercial real estate	5	4,513	74.06%	0.58%
Commercial	1	149	2.45%	0.02%
SBA	6	1,378	22.62%	0.18%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.08%	0.00%
Total	14	$6,093	100.00%	0.79%

(1)	Of the $6.1 million of potential problem loans, $1.5 million are guaranteed by government agencies.

	December 31, 2018
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	4	2,435	67.88%	0.32%
Commercial	1	278	7.75%	0.04%
SBA	5	869	24.23%	0.11%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.14%	0.00%
Total	11	$3,587	100.00%	0.47%

(1)	Of the $3.6 million of potential problem loans, $1.5 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
U.S. government agency notes	$10,173	$12,070
U.S. government agency mortgage backed securities (“MBS”)	6,637	7,301
U.S. government agency collateralized mortgage obligations (“CMO”)	11,734	12,861
Equity securities: Farmer Mac class A stock	163	121
Total	$28,707	$32,353

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$1,074	$213	$—	$372
Additions	—	—	1,177	174
Proceeds from dispositions	(750)	(213)	(750)	(484)
(Loss) gain on sales, net	(1)	—	(11)	(62)
Third-party portion of writedown/loss	(6)	—	(99)	—
Balance, end of period	$317	$—	$317	$—

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The Company had no valuation allowance on foreclosed assets as of September 30, 2019 and September 30, 2018.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	September 30, 2019	December 31, 2018	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$114,366	$108,161	$6,205	5.7%
Interest-bearing demand deposits	333,679	270,431	63,248	23.4%
Savings	15,481	14,641	840	5.7%
Certificates of deposit ($250,000 or more)	90,298	93,439	(3,141)	(3.4)%
Other certificates of deposit	207,848	229,334	(21,486)	(9.4)%
Total deposits	$761,672	$716,006	$45,666	6.4%

Total deposits increased to $761.7 million at September 30, 2019 from $716.0 million at December 31, 2018, an increase of $45.7 million.  This increase was primarily from non-interest bearing demand deposits and interest-bearing demand deposits, offset by a decline in certificates of deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”).  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At September 30, 2019 and December 31, 2018, the Company had $27.8 million and $35.2 million, respectively, of CDARS and ICS deposits.  As of September 30, 2019 the Company had $40.0 million of insured overnight funding.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $45.0 million and $70.0 million of FHLB advances at September 30, 2019 and December 31, 2018, respectively, borrowed at fixed rates.  The Company also had $120.0 million of letters of credit with FHLB at September 30, 2019 to secure public funds.  At September 30, 2019, CWB had pledged to the FHLB, $28.5 million of securities and $328.8 million of loans.  At September 30, 2019, CWB had $71.5 million available for additional borrowing.  At December 31, 2018, CWB had pledged to the FHLB, securities of $32.2 million at carrying value and $269.4 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of September 30, 2019 and December 31, 2018.  CWB had $106.3 million and $103.8 million in borrowing capacity as of September 30, 2019 and December 31, 2018, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of September 30, 2019 and December 31, 2018.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 13.6% and 14.8% at September 30, 2019 and December 31, 2018, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,466,963 have been issued at September 30, 2019.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2019 and December 31, 2018.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
September 30, 2019
CWB’s actual regulatory ratios	11.18%	10.04%	10.04%	9.02%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.50%	8.50%	7.00%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2018
CWB’s actual regulatory ratios	10.83%	9.68%	9.68%	8.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

There are no conditions or events since September 30, 2019 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2019 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of the Company’s repurchases of its common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 1 – 31	0	$0.00	0	$1,536,165
August 1 – 31	5,108	$9.62	5,108	$1,485,969
September 1 – 30	5,115	$9.77	5,115	$1,435,784
Total	10,223	$9.69	10,223	$1,435,784

(a) On February 28, 2019, the Board of Directors increased the repurchase program to $4.5 million, and extended the repurchase program until August 31, 2021.  As of September 30, 2019, approximately $1.5 million remains authorized for repurchase.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 6, 2019	BY: /s/ Susan C. Thompson
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