Form 10-K
period 2019-12-31
COMMUNITY WEST BANCSHARES /
filed 2020-03-10
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
Commission File Number: 000-23575

COMMUNITY WEST BANCSHARES
(Exact name of registrant as specified in its charter)

California	77-0446957
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

445 Pine Avenue, Goleta, California	93117
(Address of principal executive offices)	(Zip code)

(805) 692-5821
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	CWBC	Nasdaq Global Market

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock, held by non-affiliates of the registrant was $51,258,204 based on the June 29, 2019 closing price of $9.65 per common share, as reported on the Nasdaq Global Market. For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 29, 2020, 8,472,463 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2020 Annual Meeting of Stockholders to be held on or about May 28, 2020, which information is incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

Table of Contents

Index
PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (this “Form 10-K”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995, including statements that are related to or are dependent upon estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

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

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 5. Forward-looking statements speak only as of the date they are made. The Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.

Purpose

The following discussion is designed to provide insight into the financial condition and results of operations of Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank N.A (“CWB” or the “Bank”). Unless otherwise stated, the Company refers to CWBC and CWB as a consolidated entity. References to “CWBC or to the “holding company,” refer to Community West Bancshares, the parent company, on a stand-alone basis. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements for the years ended December 31, 2019 and 2018, herein referred to as the “Consolidated Financial Statements”. These Consolidated Financial Statements are presented beginning on page 48 of this Form 10-K.

ITEM 1.	BUSINESS

GENERAL

Community West Bancshares, a California corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or “BHCA,” with corporate headquarters in Goleta, California.  CWBC’s common stock is listed on Nasdaq under the trading symbol “CWBC”. CWBC’s principal business is to serve as the holding company for its wholly-owned subsidiary Community West Bank, N.A., a national banking association chartered by the Office of the Comptroller of the Currency (“OCC”).  Through CWB, the Company provides a variety of financial products and services to customers through eight full-service branch offices in the cities of Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura, Paso Robles and Westlake Village, California.

PRODUCTS AND SERVICES

CWB is focused on relationship-based banking to small to medium-sized businesses and their owners, professional, high-net worth individuals, and non-profit organizations in the communities served by its branch offices.  The products and services provided include deposit products such as checking accounts, savings accounts, money market accounts and fixed rate, fixed maturity certificates of deposits, cash management products, and lending products, including commercial, commercial real estate, agricultural and consumer loans.

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

Agricultural Loans for Real Estate and Operating Lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  These loan products are partially guaranteed by the U.S. Department of Agriculture (“USDA”), the Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA typically issues a 90% guarantee up to $1,776,000 (amount adjusted annually based on inflation) for up to 40 years.

Index
The Company also originates and sells loans to the secondary market through the Federal Agricultural Mortgage Corporation (“Farmer Mac”) program.  Farmer Mac provides the Company with access to flexible, low-cost financing and effective risk management tools to help farm, ranch and rural utility customers.

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

Loans to One Borrower

Under federal law, the unsecured obligations of any one borrower to a national bank generally may not exceed 15% of the sum of the Bank’s unimpaired capital and unimpaired surplus, and the secured and unsecured obligations of any one borrower. CWB was approved to increase this lending limit under the OCC’s Special Lending Limits Program to 25%. This program ensures that national bank lending limits, such as CWB’s, would remain competitive with state-chartered banks. In addition, California state banking law generally limits the amount of funds that a state-chartered bank may lend to a single borrower to 15% of the bank’s capital for unsecured loans and 25% of the bank’s capital for secured loans, and considers real estate secured loans as “secured” for lending limits purposes.

Foreign Operations

The Company has no foreign operations. The Bank may provide loans, letters of credit and other trade-related services to commercial enterprises that conduct business outside the United States.

Customer Concentration

The Company does not have any customer relationships that individually account for 10% of consolidated or segment revenues, respectively.

COMPETITION

The financial services industry is highly competitive. Many of the Bank’s competitors are much larger in total assets and capitalization, have greater access to capital markets, have higher lending limits, and can offer a broader range of financial services than the Bank can offer and may have lower cost structures.

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

EMPLOYEES

As of December 31, 2019, the Company had 133 full-time equivalent team members. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.

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

Additional Available Information

The Company maintains an Internet website at http://www.communitywest.com.  The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act.  Other information related to the Company is available free of charge through this website as soon as reasonably practicable after it has been electronically filed or furnished to the Securities Exchange Commission (“SEC”). The SEC maintains an Internet site, http://www.sec.gov, in which all forms filed electronically may be accessed. The Company’s internet website and the information contained therein are not intended to be incorporated in this Form 10-K. In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves various risks which are specific to the Company.  Several of these risks and uncertainties, are discussed below and elsewhere in this Form 10-K.  This listing should not be considered as all-inclusive.  These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.  Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities.  In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business.  See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K beginning on page 16 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 38.

Risks Relating to the Bank and to the Business of Banking in General

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

While real estate values and unemployment rates remain stable, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	the sale of foreclosed assets may slow;
•	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;
•
collateral for loans made could decline in value, exposing us to increased risk in our loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

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

Economic conditions have remained stable since the end of the economic recession; and the current expansion has continued since June 2009. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Index
Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, had among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities.  The Federal Reserve Board increased the federal funds rate by 25 basis points in December 2016, 75 basis points in 2017, and 100 basis points in 2018, and decreased the federal funds rate by 75 basis points in 2019 to help stimulate the economy. The potential for further changes in the federal funds rate exist in the near future.  Market rates of interest tend to follow the federal funds rate, and decreasing rates tend to enhance borrowing and stimulate housing markets and the U.S. economic conditions.

Reserve for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations. The Company maintains a reserve for loan losses to absorb estimated probable losses inherent in the loan and commitment portfolios as of the balance sheet date. Provisions are taken from earnings and applied to the loan loss reserves as the risk of loss in the loan and commitment portfolios increases. Conversely, credits to earnings from the loan loss reserves are made when asset qualities improve resulting in a decrease in the risk of loss in the loan and commitment portfolios. As of December 31, 2019, the Company’s allowance for loan losses was $8.7 million, or 1.19% of loans held for investment. In addition, as of December 31, 2019, we had $2.7 million in loans on nonaccrual, $0.3 million of which are government guaranteed. In determining the level of the reserve for loan losses, Management makes various assumptions and judgments about the loan portfolio. Management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known to Management at the time of the analysis. If Management’s assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could have a material adverse effect on the Company’s financial condition and/or results of operations. While the allowance for loan losses was determined to be adequate at December 31, 2019, based on the information available to us at the time, there can be no assurance that the allowance will be adequate to cover actual losses in the loan portfolio in the future.

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

As of December 31, 2019, approximately $479.6 million, or 62%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  A decline in the real estate market could materially and adversely affect the business of CWB because a significant portion of its loans are secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and CWB would be more likely to suffer losses on loans. Substantially all of the real property collateral is located in California.  If there is decline in real estate values, especially in California, the collateral for their loans would provide less security.  Real estate values could be affected by, among other things, a decline of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, high levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting or reporting, including changes in them, or our failure to comply with them, may adversely affect us.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that the Company can pay, restrict the ability of institutions to guarantee the Company’s debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”).  Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs.  We are currently facing increased regulation and supervision of our industry.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.  Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

Index
We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

Federal banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations.  If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate.  These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance.  If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

CWBC is subject to regulation and supervision by the FRB and CWB is subject to supervision and regulation by the OCC with applicable laws and regulations governing the types, amounts and terms of investments and loans we make, disclosures of products and services we offer to our customers, the levels of capital we must maintain, and the rates of interest we may pay.  Those regulations continuously change and may increase our costs of doing business and reduce or limit our ability to pursue or affect our business.  While legislation enacted in 2018 was designed to reduce some of the obligations imposed by the Dodd-Frank Act, no assurances can be given that such modifications will be implemented and that future changes in applicable laws and regulations would not impose regulatory restrictions resulting in a negative impact on CWBC.  For further discussion, see “SUPERVISION AND REGULATION” herein.

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

Index
As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources to pay its operating expenses and dividends to its shareholders.  In addition to raising capital on its own behalf or borrowing from external sources, CWBC may also obtain funds from dividends paid by, and fees charged for services provided to, the Bank. However, statutory and regulatory constraints on the Bank may restrict or totally preclude the payment of dividends by the Bank to CWBC, thereby negatively impacting its separate liquidity.

From time to time, the Company has been dependent on borrowings from the FHLB and, infrequently, the FRB, and there can be no assurance these programs will be available as needed.

As of December 31, 2019, the Company has borrowings from the FHLB of San Francisco of $65.0 million and no borrowings from the FRB. The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs.  The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs.  Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title.

Approximately 62% of the Company’s loan portfolio at December 31, 2019 was secured by real estate.  In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect the Company’s business and prospects.

Changes in interest rates could adversely affect the Company’s profitability, business and prospects.

Most of the Company’s assets and liabilities are monetary in nature, which subjects it to significant risks from changes in interest rates and can impact the Company’s net income and the valuation of its assets and liabilities.  Increases or decreases in prevailing interest rates could have an adverse effect on the Company’s business, asset quality and prospects.  The Company’s operating income and net income depend to a great extent on it’s net interest margin.  Net interest margin is the difference between the interest yields received on loans, securities and other earning assets and the interest rates paid on interest-bearing deposits, borrowings and other liabilities.  These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve.  If the rate of interest paid on interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest received on loans, securities and other earning assets increases, the Company’s net interest income, and therefore earnings, would be adversely affected.  The Company’s earnings also could be adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other liabilities.

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

The Company’s future success will depend on our ability to compete effectively in a highly competitive market.

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

Index
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

The Company is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP.  If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate Nasdaq listing standards.  There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.  We have in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement.  Our internal control conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected.  If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business, which could result in regulatory action and which could require us to restate our financial statements.  Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

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

One recent change is ASU 2016-13, which was released by the Financial Accounting Standards Board in 2016 and must be adopted by the Company by no later than January 1, 2023. Currently, the impairment model used by financial institutions to assess the adequacy of the reserve for loan losses is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the current expected credit loss (“CECL”) model, in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will necessitate significantly greater data requirements and changes to methodologies to accurately account for expected losses over the life of a loan. There can be no assurance that we will not be required to increase reserves and the allowance for loan losses as a result of the implementation of CECL. Increased provisions for loan losses may adversely affect the results of operations and our financial condition.

Natural disasters, severe weather terrorist attacks and threats of war or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways

Index
In the last few years, California has experienced extensive wildfires that have burned millions of acres, destroyed thousands of homes and commercial properties, and resulted in the loss of life not only in California generally but also directly in our market area.  Such natural disasters sometimes were followed by significant rains resulting in further loss of property.  Also in recent years, California has experienced a drought and while above average rainfall in early 2019 has improved those conditions, drought conditions could reappear which could negatively affect our customers.  As of December 31, 2019, CWB had $69.8 million of agricultural loans.  The occurrence of severe weather conditions and the resulting disasters cannot be predicted with any certainty and a substantial portion of our customers businesses and residences are located in areas susceptible to such events as earthquakes, floods, droughts and wildfires.  The occurrence of such events could adversely impact our customers’ and their businesses and ability to repay their loans all of which could have a material adverse effect on CWBC.

The business may be adversely affected by internet fraud.

The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems.  These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems.  Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place, which losses could adversely affect the Company and its financial condition.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Although we take numerous protective measures to maintain the confidentiality, integrity and availability of the Company’s and our customers’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve.  As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers.  Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization.  Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

The success of the Company is dependent upon its ability to recruit and retain qualified employees, especially seasoned relationship bankers.

The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our skills of our senior management and management’s ability to identify and retain highly qualified relationship bankers that have long-standing relationships in their communities.  These professionals bring with them valuable customer relationships and have been integral in our ability to attract deposits and to expand our market share.  From time to time, the Company recruits or utilizes the services of employees who are subject to limitations on their ability to use confidential information of a prior employer, to freely compete with that employer, or to solicit customers of that employer. If the Company is unable to hire or retain qualified employees it may not be able to successfully execute its business strategy.  If the Company or its employee is found to have violated any nonsolicitation or other restrictions applicable to it or its employees, the Company or its employee could become subject to litigation or other proceedings.

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

We may face risks related to health epidemics that could impact our results of operations.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases and other adverse public health developments could have a material and adverse effect on our business operations. Although we do not currently expect the coronavirus outbreak to impact our operating results, it is possible.  In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the U.S. economy and financial markets, resulting in an economic downturn that could impact our business.

Risks Relating to our Common Stock

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

Our ability to pay dividends and continue with share repurchases is subject to restrictions.

As a holding company with no significant assets other than the Bank, CWBC is dependent on dividends from the Bank to fund operating expenses and estimated tax payments. The ability to continue to pay dividends and conduct share repurchases depends in large part upon the receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions is subject to the restrictions of the National Bank Act. In addition, it is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer, as further described under “Item 7 - Management’s Discussion and Analysis of Operations - Regulatory Matters- Dividends” in this Form 10-K.

In the event the Bank is unable to pay dividends to CWBC, it is likely that CWBC, in turn, would have to discontinue cash dividends and share repurchases and may have difficulty meeting its other financial obligations. The inability of the Bank to pay dividends to CWBC could have a material adverse effect on our business, including the market price of our common stock.

For the year ended December 31, 2019, CWBC paid approximately $2.5 million in dividends to the Bank. No assurances can be given that future performances will justify the payment of dividends in any particular year.  Moreover, CWBC’s ability to pay dividends is also subject to the restrictions of the California Corporations Code.

Issuance of additional common stock or other equity securities in the future could dilute the ownership interest of existing shareholders.

In order to maintain capital at desired or regulatory-required levels, or to fund future growth, the board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for, or representing rights to acquire shares of the common stock. The sale of these shares may significantly dilute ownership interests of shareholders. New investors in the future may also have rights, preferences and privileges senior to current shareholders which may adversely impact current shareholders.

Index
ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company is headquartered at 445 Pine Avenue in Goleta, California. This facility houses the Company’s corporate offices and the manufactured housing lending division. The Company operates eight domestic branch locations, two of which are owned. All other properties are leased by the Company, including the corporate headquarters.

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

Market Information

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2019 Quarters				2018 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$11.86	$9.96	$10.28	$10.65	$12.20	$12.95	$11.95	$12.97
Low	9.78	9.60	9.54	9.77	9.44	11.75	11.05	10.45
Cash Dividends Declared:	$0.055	$0.055	$0.055	$0.050	$0.05	$0.05	$0.05	$0.04

Holders

As of February 28, 2020 the closing price of our common stock on NASDAQ was $10.85 per share. As of that date the Company had approximately 204 holders of record of its common stock. The Company has a greater number of beneficial owners of our common stock who own their shares through brokerage firms and institutional accounts.

Common Stock Dividends

It is the Company’s intention to review its dividend policy on a quarterly basis. As a holding company with limited significant assets other than the capital stock of our subsidiary bank, CWBC’s ability to pay dividends depends primarily on the receipt of dividends from its subsidiary bank, CWB. CWB’s ability to pay dividends to the Company is limited by the National Bank Act. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation – CWBC – Limitations on Dividend Payments.”

Repurchases of Securities

Common

On August 24, 2017, the Board of Directors extended the common stock repurchase program of up to $3.0 million for two additional years.  Under this program, as of December 31, 2019, the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.71 per share.

The following is a summary of the Company’s repurchases of its common stock during the twelve months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31	1,270	$10.10	1,270	$952,776
February 1 – 28	76,326	$10.36	76,326	$1,661,719
March 1 – 31	12,164	$10.32	12,164	$1,536,165
April 1 – 30	0	$0.00	0	$1,536,165
May 1 – 31	0	$0.00	0	$1,536,165
June 1 – 30	0	$0.00	0	$1,536,165
July 1 – 31	0	$0.00	0	$1,536,165
August 1 – 31	5,108	$9.62	5,108	$1,485,969
September 1 – 30	5,115	$9.77	5,115	$1,435,784
October 1 – 31	0	$0.00	0	$1,435,784
November 1 – 30	0	$0.00	0	$1,435,784
December 1 – 31	0	$0.00	0	$1,435,784
Total	99,983	$10.25	99,983	$1,435,784

Index
Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	731,300	$8.74	55,100
Plans not approved by shareholders	—	—	—
Total	731,300	$8.74	55,100

For material features of the plans, see “Item 8. Financial Statements and Supplementary Data - Note 11. Stockholders’ Equity-Stock Option Plans.”

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following summary presents selected financial data as of and for the periods indicated. You should read the selected financial data presented below in conjunction with “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except ratios and per share amounts)
Results of Operations:
Interest income	$45,739	$42,631	$37,391	$32,216	$30,222
Interest expense	11,382	8,988	4,729	3,127	2,516
Net interest income	34,357	33,643	32,662	29,089	27,706
Provision (credit) for loan losses	(165)	14	411	(48)	(2,274)
Net interest income after provision for loan losses	34,522	33,629	32,251	29,137	29,980
Non-interest income	3,607	2,628	2,757	2,253	2,309
Non-interest expenses	26,755	26,039	24,545	22,548	27,281
Income before income taxes	11,374	10,218	10,463	8,842	5,008
Provision for income taxes	3,411	2,809	5,548	3,613	2,138
Net income	7,963	7,409	4,915	5,229	2,870
Dividends and accretion on preferred stock	—	—	—	—	445
Discount on partial redemption of preferred stock	—	—	—	—	(129)
Net income available to common stockholders	$7,963	$7,409	$4,915	$5,229	$2,554
Per Share Data:
Income per common share - basic	$0.94	$0.89	$0.60	$0.64	$0.31
Income per common share - diluted	$0.93	$0.88	$0.57	$0.62	$0.30
Weighted average shares outstanding - basic	8,470	8,288	8,146	8,114	8,203
Weighted average shares outstanding - diluted	8,579	8,451	8,589	8,444	8,491
Shares outstanding at period end	8,472	8,533	8,193	8,096	8,206
Dividends declared per common share	$0.215	$0.190	$0.155	$0.135	$0.110
Dividend payout ratio	22.87%	21.35%	25.83%	21.09%	35.48%
Book value per common share	$9.68	$8.92	$8.55	$8.07	$7.55
Selected Balance Sheet Data:
Net loans	766,846	759,552	726,189	623,355	536,546
Allowance for loan losses	8,717	8,691	8,420	7,464	6,916
Total assets	913,870	877,291	833,315	710,572	621,213
Total deposits	750,934	716,006	699,684	612,236	544,338
Total liabilities	831,892	801,140	763,245	645,236	559,269
Total stockholders’ equity	81,978	76,151	70,070	65,336	61,944
Selected Financial and Liquidity Ratios:
Net interest margin	4.06%	4.07%	4.34%	4.60%	4.80%
Return on average assets	0.91%	0.88%	0.64%	0.81%	0.49%
Return on average stockholders’ equity	10.15%	10.02%	7.16%	8.19%	4.34%
Equity to assets ratio	8.97%	8.68%	8.41%	9.19%	11.23%
Loan to deposit ratio	103.30%	106.08%	104.99%	103.04%	99.84%
Capital Ratios:
Tier 1 leverage ratio (1)	9.33%	8.96%	8.72%	9.64%	10.11%
Common Equity Tier 1 ratio (1)	10.60%	10.10%	9.96%	10.57%	12.12%
Tier 1 risk-based capital ratio (1)	10.60%	10.10%	9.96%	10.57%	12.12%
Total risk-based capital ratio (1)	11.73%	11.26%	11.17%	11.80%	13.37%
Selected Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	(0.02)%	(0.03)%	(0.08)%	(0.10)%	(0.26)%
Allowance for loan losses to total loans	1.12%	1.13%	1.15%	1.18%	1.27%
Allowance for loan losses to nonaccrual loans	325.38%	139.59%	123.03%	239.46%	99.42%
Nonaccrual loans to gross loans	0.35%	0.81%	0.93%	0.49%	1.28%
Nonaccrual loans and repossessed assets to total loans	0.67%	0.81%	0.98%	0.52%	1.32%
Loans past due 90 days or more and still accruing interest to total loans	0.00%	0.00%	0.00%	0.00%	0.00%

(1)
Effective 2015, CWB was subject to Basel III regulatory capital guidelines. CWBC as a small bank holding company is not subject to the Basel III capital reporting requirements. The 2019, 2018, 2017, 2016 and 2015 ratios were the estimated consolidated capital ratios under Basel III.

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

Financial Result Highlights of 2019

Net income available to common stockholders was $8.0 million, or $0.93 per diluted share for 2019, compared to $7.4 million, or $0.88 per diluted share for 2018 and $4.9 million or $0.57 per diluted share for 2017.

The significant factors impacting the Company during 2019 were:

•	Net income was $8.0 million, or $0.93 per diluted share for the year ended 2019, compared to $7.4 million, or $0.88 per diluted share in 2018.
•	Net interest margin of 4.06% at December 31, 2019 compared to 4.07% for the year ended 2018.
•	Total deposits were $750.9 million at December 31, 2019 and increased by 4.9% compared to $716.0 million at December 31, 2018.
•	Total demand deposits represented 56.6% of total deposits at December 31, 2019 compared to 52.9% at December 31, 2018.
•	Book value per common share increased to $9.68 at December 31, 2019, compared to $8.92 at December 31, 2018.
•	Provision (credit) for loan losses was ($165,000) for the year, compared to a provision for loan losses of $14,000 for 2018.
•	Net recoveries were $0.2 million for the year ended 2019 compared to $0.3 million for 2018.
•	Total risk based capital improved to 11.73% at December 31, 2019 from 11.26% at December 31, 2018.
•	Net nonaccrual loans improved to $2.4 million at December 31, 2019 compared to $3.4 million at December 31, 2018.
•	Other assets acquired through foreclosure, net was $2.5 million at December 31, 2019, compared to zero at December 31, 2018.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2019 throughout the analysis sections of this Form 10-K.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)

Net income available to common stockholders	$7,963	$7,409	$4,915
Basic earnings per share	0.94	0.89	0.60
Diluted earnings per share	0.93	0.88	0.57
Total assets	913,870	877,291	833,315
Gross loans	775,563	768,243	734,609
Total deposits	750,934	716,006	699,684
Net interest margin	4.06%	4.07%	4.34%
Return on average assets	0.91%	0.88%	0.64%
Return on average stockholders’ equity	10.15%	10.02%	7.16%
Dividend payout ratio	22.87%	21.35%	25.83%
Equity to assets ratio	8.97%	8.68%	8.41%

Index
Asset Quality

For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and its results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes these asset quality metrics:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Non-accrual loans (net of guaranteed portion)	$2,389	$3,378	$4,472
Non-accrual loans to gross loans	0.31%	0.44%	0.61%
Net charge-offs (recoveries) to average loans	(0.02)%	(0.03)%	(0.08)%

Asset and Deposit Growth

The Company’s assets and liabilities are comprised primarily of loans and deposits.  The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth.  Total assets increased to $913.9 million at December 31, 2019 from $877.3 million at December 31, 2018.  Total loans including net deferred fees and unearned income increased by $7.3 million, or 1.0%, to $775.6 million as of December 31, 2019 compared to $768.2 million as of December 31, 2018.  Total deposits increased by 4.9% to $750.9 million as of December 31, 2019 from $716.0 million as of December 31, 2018.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2019	2018	(Decrease)	2018	2017	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$45,739	$42,631	$3,108	$42,631	$37,391	$5,240
Interest expense	11,382	8,988	2,394	8,988	4,729	4,259
Net interest income	34,357	33,643	714	33,643	32,662	981
Provision (credit) for loan losses	(165)	14	(179)	14	411	(397)
Net interest income after provision for loan losses	34,522	33,629	893	33,629	32,251	1,378
Non-interest income	3,607	2,628	979	2,628	2,757	(129)
Non-interest expenses	26,755	26,039	716	26,039	24,545	1,494
Income before provision for income taxes	11,374	10,218	1,156	10,218	10,463	(245)
Provision for income taxes	3,411	2,809	602	2,809	5,548	(2,739)
Net income	$7,963	$7,409	$554	$7,409	$4,915	$2,494
Earnings per share - basic	$0.94	$0.89	$0.05	$0.89	$0.60	$0.29
Earnings per share - diluted	$0.93	$0.88	$0.05	$0.88	$0.57	$0.30

Index
Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Year Ended December 31,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$33,587	$648	1.93%	$36,275	$641	1.77%
Investment securities	34,341	1,201	3.50%	38,242	1,125	2.94%
Loans (1)	778,745	43,890	5.64%	751,775	40,865	5.44%
Total earnings assets	846,673	45,739	5.40%	826,292	42,631	5.16%
Nonearning Assets
Cash and due from banks	2,431			3,201
Allowance for loan losses	(8,787)			(8,535)
Other assets	32,192			21,510
Total assets	$872,509			$842,468
Interest-Bearing Liabilities
Interest-bearing demand deposits	289,798	3,531	1.22%	265,974	2,100	0.79%
Savings deposits	15,650	125	0.80%	14,458	124	0.86%
Time deposits	303,687	6,399	2.11%	322,972	5,478	1.70%
Total interest-bearing deposits	609,135	10,055	1.65%	603,404	7,702	1.28%
Other borrowings	51,045	1,327	2.60%	46,014	1,286	2.79%
Total interest-bearing liabilities	660,180	11,382	1.72%	649,418	8,988	1.38%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	116,887			111,246
Other liabilities	17,005			7,898
Stockholders’ equity	78,437			73,906
Total Liabilities and Stockholders’ Equity	$872,509			$842,468
Net interest income and margin (2)		$34,357	4.06%		$33,643	4.07%
Net interest spread (3)			3.68%			3.78%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Index

	Year Ended December 31,
	2018			2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$36,275	$641	1.77%	$22,378	$204	0.91%
Investment securities	38,242	1,125	2.94%	40,084	995	2.48%
Loans (1)	751,775	40,865	5.44%	690,658	36,192	5.24%
Total earnings assets	826,292	42,631	5.16%	753,120	37,391	4.96%
Nonearning Assets
Cash and due from banks	3,201			2,550
Allowance for loan losses	(8,535)			(7,997)
Other assets	21,510			19,161
Total assets	$842,468			$766,834
Interest-Bearing Liabilities
Interest-bearing demand deposits	265,974	2,100	0.79%	260,868	1,105	0.42%
Savings deposits	14,458	124	0.86%	14,197	113	0.80%
Time deposits	322,972	5,478	1.70%	282,224	3,065	1.09%
Total interest-bearing deposits	603,404	7,702	1.28%	557,289	4,283	0.77%
Other borrowings	46,014	1,286	2.79%	28,114	446	1.59%
Total interest-bearing liabilities	649,418	8,988	1.38%	585,403	4,729	0.81%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	111,246			107,589
Other liabilities	7,898			5,158
Stockholders’ equity	73,906			68,684
Total Liabilities and Stockholders’ Equity	$842,468			$766,834
Net interest income and margin (2)		$33,643	4.07%		$32,662	4.34%
Net interest spread (3)			3.78%			4.15%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31, 2019 versus 2018			Year Ended December 31, 2018 versus 2017
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$(137)	$214	$77	$(54)	$184	$130
Federal funds sold and other	(52)	58	6	245	192	437
Loans, net	1,521	1,504	3,025	3,292	1,381	4,673
Total interest income	1,332	1,776	3,108	3,483	1,757	5,240

Interest expense:
Interest checking	291	1,140	1,431	40	955	995
Savings	10	(9)	1	2	9	11
Time deposits	(407)	1,328	921	693	1,720	2,413
Other borrowings	131	(90)	41	499	341	840
Total interest expense	25	2,369	2,394	1,234	3,025	4,259
Net increase	$1,307	$(593)	$714	$2,249	$(1,268)	$981

(1)	Changes due to both volume and rate have been allocated to volume changes.

Index
Comparison of interest income, interest expense and net interest margin

Commercial loans consist of term loans and revolving business lines of credit.  Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term.  The collateral for these loans typically are by Uniform Commercial Code (“UCC-1”) lien filings, real estate and personal guarantees.  The Company does not extend material loans of this type in excess of five years.

Interest expense for the year ended December 31, 2019 increased compared to 2018 by $2.4 million and increased compared to 2017 by $6.7 million, respectively, to $11.4 million. The increase for 2019 compared to 2018 was mostly the result of the increase of deposits and increased rates paid on interest-bearing demand deposits and time deposits.  The average cost on interest-bearing deposits also increased to 165 basis points in 2019 compared to 128 basis points in 2018. Total cost of funds increased by 28 basis points for 2019 compared to 2018 and by 78 basis points compared to 2017.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was to decrease the margin for 2019 compared to 2018. The net interest margin was 4.06% for 2019 compared to 4.07% for 2018 and 4.34% in 2017.

Net interest income increased by $0.7 million for 2019 compared to 2018 and $1.7 million, compared to 2017.

Total interest income increased by $5.2 million to $42.6 million in 2018 compared to 2017. The interest income was impacted by increased yields on earning assets in 2018 which increased to 5.16% compared to 4.96% for 2017. The average yield on loans increased to 5.44% for 2018 compared to 5.24% for 2017.  Total interest expense increased by $4.3 million in 2018 compared to 2017.  This increase was primarily due to increased total cost of funds which include non-interest bearing deposits from 68 basis points for 2017 to 118 basis points for 2018. Net interest income increased by $1.0 million for 2018 compared to 2017.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio. The provision (credit) for loan losses was $(165,000) in 2019 compared to $14,000 in 2018 and $411,000 in 2017. The provision (credit) for loan losses for 2019 resulted primarily from net recoveries and change in the loan portfolio mix. The provision for 2018 resulted primarily from loan growth and change in loan portfolio mix. As a result of improvements in credit quality, decreased historical loss rates, and net recoveries for the year, the ratio of the allowance for loan losses to loans held for investment decreased to 1.19% at December 31, 2019 from 1.21% at December 31, 2018. Additional information regarding improved credit quality can be found beginning on page 26.

Index
The following table summarizes the provision (credit), charge-offs (recoveries) by loan category for the year ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	54	52	60	50	5	1	—	222
Net (charge-offs) recoveries	54	52	29	50	5	1	—	191
Provision (credit)	(66)	137	(77)	(97)	(68)	3	3	(165)
Ending balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717

2018
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	(127)	—	—	—	—	(133)
Recoveries	120	15	66	133	55	1	—	390
Net (charge-offs) recoveries	114	15	(61)	133	55	1	—	257
Provision (credit)	(98)	169	138	(127)	(57)	(11)	—	14
Ending balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

2017
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464
Charge-offs	(119)	—	—	(30)	—	(54)	—	(203)
Recoveries	142	249	161	177	18	1	—	748
Net (charge-offs) recoveries	23	249	161	147	18	(53)	—	545
Provision (credit)	(44)	888	(269)	(180)	(26)	42	—	411
Ending balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420

The percentage of net non-accrual loans (net of government guarantees) to the total loan portfolio has decreased to 0.31% as of December 31, 2019 from 0.44% at December 31, 2018 primarily due to commercial loan repayments.

The allowance for loan losses compared to net non-accrual loans has increased to 365% as of December 31, 2019 from 257% as of December 31, 2018. Total past due loans were $1.9 million as of December 31, 2019 compared to $3.7 million as of December 31, 2018.

Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2019	2018	(Decrease)	2018	2017	(Decrease)
	(in thousands)
Other loan fees	$1,383	$1,348	$35	$1,348	$1,300	$48
Document processing fees	423	489	(66)	489	558	(69)
Service charges	567	459	108	459	458	1
Gains from loan sales, net	765	—	765	—	53	(53)
Other	469	332	137	332	388	(56)
Total non-interest income	$3,607	$2,628	$979	$2,628	$2,757	$(129)

Total non-interest income increased $1.0 million for 2019 compared to 2018. The increase was mostly from increased service charges and gains from loans sold. The increase was partially offset by a decrease in document processing fees.

Total non-interest income decreased $0.1 million for 2018 compared to 2017. The decrease was mostly from reduced document processing fees due to the competitive loan growth market. These decreases were partially offset by increased other loan fees.

Index
Non-Interest Expenses

The following tables present a summary of non-interest expenses for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2019	2018	(Decrease)	2018	2017	(Decrease)
	(in thousands)
Salaries and employee benefits	$17,094	$16,329	$765	$16,329	$15,339	$990
Occupancy expense, net	3,088	3,132	(44)	3,132	2,862	270
Professional services	1,679	1,356	323	1,356	1,069	287
Data processing	774	685	89	685	750	(65)
Depreciation	876	852	24	852	725	127
Advertising and marketing	864	764	100	764	685	79
FDIC assessment	427	770	(343)	770	664	106
Stock based compensation expense	382	478	(96)	478	537	(59)
Other	1,571	1,673	(102)	1,673	1,914	(241)
Total non-interest expenses	$26,755	$26,039	$716	$26,039	$24,545	$1,494

Total non-interest expenses for the year ended December 31, 2019 compared to 2018 increased by $0.7 million primarily due to additional salaries and employee benefits, professional services, and advertising as a result of the Company’s expansions in the Northern and Southern regions, and addition of customer relationship and support positions. FDIC assessment decreased $0.3 million in 2019 compared to 2018 due to a small bank assessment credit in the third quarter of 2019.

Total non-interest expenses for the year ended December 31, 2018 compared to 2017 increased by $1.5 million primarily due to additional salaries and employee benefits, occupancy, and advertising as a result of the Company’s expansions in the Northern and Southern regions, and addition of customer relationship and support positions. Additionally, during the fourth quarter 2018, the Company opened a full-service branch in Paso Robles. FDIC assessment increased $0.1 million in 2018 compared to 2017 due to a higher asset base for assessment and increased assessment factor. Professional services for 2018 compared to 2017 increased by $0.3 million mostly due to increased consulting costs for operational training and project implementation.

Income Taxes

The income tax provision for 2019 was $3.4 million compared to $2.8 million in 2018 and $5.5 million in 2017.  The effective income tax rate was 30.0%, 27.5%, and 53.0%, respectively for 2019, 2018 and 2017, reflecting the federal corporate tax rate reduction implemented in 2018.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.2 million at December 31, 2019 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at December 31, 2019 and 2018.

ASC 740 also prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2019 and 2018.

Index
Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 7 “Income Taxes” to the consolidated financial statements of Form 10-K beginning on page 73.

BALANCE SHEET

Total assets increased $36.6 million to $913.9 million at December 31, 2019 compared to $877.3 million at December 31, 2018. The majority of the increase was $25.7 million in cash and interest bearing deposits in other financial institutions and increase of total loans of $7.3 million. Total commercial real estate loans increased by 5.4% to $385.6 million at December 31, 2019 compared to 2018, and comprised 49.7% of the total loan portfolio.  Manufactured housing loans increased by 4.1% to $257.2 million at December 31, 2019 compared to 2018, and represented 33.2% of the total loan portfolio.  Total commercial loans including commercial agriculture loans decreased 14.4% to $101.5 million at December 31, 2019 compared to 2018, and represented 13.1% of the total loan portfolio.

Total liabilities increased $30.8 million, or 3.8% to $831.9 million at December 31, 2019 from $801.1 million at December 31, 2018. The majority of this increase was due to deposit growth.  Total deposits increased by $34.9 million, or 4.9% to $750.9 million at December 31, 2019 from $716.0 million at December 31, 2018. Non-interest bearing demand deposits increased by $2.7 million to $110.8 million at December 31, 2019 from $108.2 million at December 31, 2018.  Certificates of deposit decreased by $12.6 million to $310.1 million at December 31, 2019 compared to $322.8 million at December 31, 2018. Interest-bearing demand deposits increased by $43.8 million to $314.3 million at December 31, 2019 compared to $270.4 million at 2018. Savings deposits increased slightly to $15.7 million at December 31, 2019 compared to $14.6 million at December 31, 2018. Other borrowings decreased by $10.0 million to $65.0 million at December 31, 2019 compared to $75.0 million at December 31, 2018 due to decreased FHLB advances.

Total stockholders’ equity increased to $82.0 million at December 31, 2019 from $76.2 million at December 31, 2018. This increase was primarily from 2019 net income of $8.0 million reduced by quarterly common stock dividends of $1.8 million.

Index
The following tables present the Company’s average balances as of the dates indicated:

	December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(dollars in thousands)
Cash and due from banks	$2,431	0.3%	$3,201	0.4%	$2,550	0.3%
Interest-earning deposits in other institutions	33,582	3.8%	36,265	4.3%	22,364	2.9%
Federal funds sold	5	0.0%	10	0.0%	14	0.0%
Investment securities available-for-sale	23,426	2.7%	26,961	3.2%	28,082	3.7%
Investment securities held-to-maturity	6,827	0.8%	7,304	0.9%	8,365	1.1%
FRB and FHLB stock	4,087	0.5%	3,637	0.4%	3,637	0.5%
Loans - held for sale, net	59,199	6.8%	59,199	7.0%	59,199	7.7%
Loans - held for investment, net	719,546	82.5%	692,576	82.3%	631,459	82.4%
Servicing assets	92	0.0%	136	0.0%	228	0.0%
Other assets acquired through foreclosure, net	378	0.0%	170	0.0%	289	0.0%
Premises and equipment, net	7,267	0.8%	6,006	0.7%	4,889	0.6%
Other assets	15,669	1.8%	7,003	0.8%	5,758	0.8%
TOTAL ASSETS	$872,509	100.0%	$842,468	100.0%	$766,834	100.0%

LIABILITIES:
Deposits:
Non-interest bearing demand	$116,887	13.4%	$111,246	13.2%	$107,589	14.0%
Interest-bearing demand	289,798	33.2%	265,974	31.6%	260,868	34.0%
Savings	15,650	1.8%	14,458	1.7%	14,197	1.9%
Time certificates of $100,000 or more	144,711	16.6%	181,472	21.5%	200,729	26.2%
Other time certificates	158,976	18.2%	141,501	16.8%	81,495	10.6%
Total deposits	726,022	83.2%	714,651	84.8%	664,878	86.7%
Other borrowings	51,045	5.9%	46,014	5.5%	28,114	3.7%
Other liabilities	17,005	1.9%	7,898	0.9%	5,158	0.7%
Total liabilities	794,072	91.0%	768,563	91.2%	698,150	91.1%
STOCKHOLDERS’ EQUITY
Preferred stock	—	0.0%	—	0.0%	—	0.0%
Common stock	42,426	4.9%	42,996	5.1%	42,023	5.5%
Retained earnings	36,113	4.1%	31,013	3.7%	26,637	3.4%
Accumulated other comprehensive income (loss)	(102)	0.0%	(104)	0.0%	24	0.0%
Total stockholders’ equity	78,437	9.0%	73,905	8.8%	68,684	8.9%
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$872,509	100.0%	$842,468	100.0%	$766,834	100.0%

Index
Loan Portfolio

Market Summary

Total loans increased by $7.3 million during 2019 to $775.6 million. The majority of this increase was driven by $19.8 million of growth in the commercial real estate portfolio. Total manufactured housing loans increased by $10.1 million and total commercial loans including commercial agriculture loans decreased by $17.0 million. SBA loans declined by $1.1 million as the Company no longer originates SBA 7(a) loans outside of California and did not focus on this product in 2019. Single family real estate loans increased by $0.6 million. With the recent decrease in interest rates the competition for quality loans has increased in our markets.

The table below summarizes the distribution of the Company’s loans (including loans held for sale) at the year-end:

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Manufactured housing	$257,247	$247,114	$223,115	$194,222	$177,891
Commercial real estate	385,642	365,809	354,617	272,142	179,491
Commercial	101,485	118,518	111,459	105,290	107,510
SBA	14,833	19,148	26,341	36,659	48,071
HELOC	4,531	6,756	9,422	10,292	10,934
Single family real estate	11,845	11,261	10,346	12,750	19,073
Consumer	94	46	83	87	123
Total loans	775,677	768,651	735,383	631,442	543,093
Less:
Allowance for loan losses	8,717	8,691	8,420	7,464	6,916
Deferred fees (costs), net	58	337	652	453	(560)
Discount on SBA loans	56	71	122	170	191
Total loans, net	$766,846	$759,552	$726,189	$623,355	$536,546
Percentage to Total Loans:
Manufactured housing	33.2%	32.1%	30.3%	30.8%	32.8%
Commercial real estate	49.7%	47.6%	48.2%	43.1%	33.0%
Commercial	13.1%	15.4%	15.2%	16.7%	19.8%
SBA	1.9%	2.5%	3.6%	5.8%	8.9%
HELOC	0.6%	0.9%	1.3%	1.6%	2.0%
Single family real estate	1.5%	1.5%	1.4%	2.0%	3.5%
Consumer	0.0%	0.0%	0.0%	0.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial Loans

Commercial loans consist of term loans and revolving business lines of credit.  Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term.  The collateral for these loans typically are by Uniform Commercial Code (“UCC-1”) lien filings, real estate and personal guarantees.  The Company does not extend material loans of this type in excess of five years.

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

The Company makes real estate construction loans on commercial properties and single family dwellings for speculative purposes. These loans are collateralized by first and second trust deeds on real property.  Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 75%.

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

B&I loans are guaranteed by the U.S. Department of Agriculture.  The maximum guaranteed amount is 60% to 80% depending on the size of the loan. B&I loans are similar to the SBA 7(a) loans but are made to businesses in designated rural areas. These loans can also be sold into the secondary market.

Agricultural Loans for real estate and operating lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock. The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA B&I loan program.  The FSA loans typically have a 90% guarantee up to $1,776,000 (amount adjusted annually based on inflation) for up to 40 years, but not always.  The Company had $69.8 million of commercial agriculture loans at December 31, 2019, of these loans $31.6 million had FSA guarantees.

CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) lender under the Farmer Mac I and Farmer Mac II Programs. Under the Farmer Mac I program, loans are sourced by CWB, underwritten, funded and serviced by Farmer Mac. CWB receives an origination fee and an ongoing field servicing fee of 25 basis points to 115 basis points for maintaining the relationship with the borrower and performing certain loan compliance monitoring, and other duties as directed by the Central Servicer.

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

Index
Loan Maturities and Sensitivity to Interest Rates

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2019 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years	Total
	(in thousands)
Manufactured housing
Floating rate	$6,049	$27,613	$161,506	$195,168
Fixed rate	4,889	19,626	37,564	62,079
Commercial real estate
Floating rate	49,515	47,487	211,586	308,588
Fixed rate	7,937	48,679	20,438	77,054
Commercial
Floating rate	27,813	23,248	27,044	78,105
Fixed rate	9,315	13,586	479	23,380
SBA
Floating rate	2,699	5,135	6,998	14,832
Fixed rate	—	—	—	—
HELOC
Floating rate	(7)	1,603	2,936	4,532
Fixed rate	—	—	—	—
Single family real estate
Floating rate	344	1,682	7,931	9,957
Fixed rate	113	537	1,237	1,887
Consumer
Floating rate	—	—	—	—
Fixed rate	41	5	49	95
Total	$108,708	$189,201	$477,768	$775,677

At December 31, 2019, total loans consisted of 78.8% with floating rates and 21.2% with fixed rates. Manufactured housing loans, which are generally fixed rate for the first five years are included in floating rate loans during the fixed period.

The following table presents total gross loans based on remaining scheduled contractual repayments of principal as of the periods indicated:

	December 31,
	2019		2018		2017		2016		2015
	(in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Less than one year	$22,295	$86,413	$48,650	$83,438	$33,708	$72,764	$15,861	$58,441	$15,564	$42,274
One to five years	82,433	106,768	62,628	109,520	81,758	102,945	48,029	95,187	36,106	95,485
Over five years	59,767	418,001	56,598	407,817	54,233	389,975	44,041	369,883	28,047	325,617
Total	$164,495	$611,182	$167,876	$600,775	$169,699	$565,684	$107,931	$523,511	$79,717	$463,376
Percentage of total	21.2%	78.8%	21.8%	78.2%	23.1%	76.9%	17.1%	82.9%	14.7%	85.3%

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2019 and 2018, manufactured housing loans comprised 33.2% and 32.2%, of total loans, respectively. As of December 31, 2019 and 2018, commercial real estate loans accounted for approximately 49.7% and 47.6% of total loans, respectively. Approximately 31.9% and 33.8% of these commercial real estate loans were owner occupied at December 31, 2019 and 2018, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 54.3% and 57.9% at December 31, 2019 and 2018, respectively. The Company was within established policy limits at December 31, 2019 and 2018.

Index
Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2019, the Company had 11 loans with an outstanding balance of $24.0 million with available interest reserves of $2.8 million. Total construction and land loans are approximately 5% and 10% of the Company’s loan portfolio at December 31, 2019 and 2018, respectively.

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

The recorded investment in loans that are considered impaired is as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Impaired loans without specific valuation allowances	$6,172	$9,744	$12,352	$4,463	$7,591
Impaired loans with specific valuation allowances	6,656	14,159	8,275	13,080	11,940
Specific valuation allowance related to impaired loans	(352)	(465)	(524)	(759)	(573)
Impaired loans, net	$12,476	$23,438	$20,103	$16,784	$18,958

Average investment in impaired loans	$18,504	$20,731	$16,484	$17,285	$16,302

Index
The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	2,296	318	1,802	382	—	1,858	—	6,656
Total loans individually evaluated for impairment	7,998	318	1,802	382	—	2,328	—	12,828
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	334	—	—	—	—	18	—	352
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	334	—	—	—	—	18	—	352
Total impaired loans, net	$7,664	$318	$1,802	$382	$—	$2,310	$—	$12,476

$0.6 million of the above impaired loans are government guaranteed.

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	3,269	102	7,811	815	198	1,964	—	14,159
Total loans individually evaluated for impairment	11,995	345	7,811	815	198	2,739	—	23,903
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	432	9	—	—	—	24	—	465
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	432	9	—	—	—	24	—	465
Total impaired loans, net	$11,563	$336	$7,811	$815	$198	$2,715	$—	$23,438

$3.1 million of the above impaired loans are government guaranteed.

Total impaired loans decreased by $11.1 million at December 31, 2019 compared to December 31, 2018. The manufactured housing impaired loans decreased by $4.0 million and commercial impaired loans decreased by $6.0 million in 2019 compared to 2018. Both the SBA and single family real estate impaired loans decreased by $0.5 million each in 2019 compared to 2018. Impaired manufactured housing loans decreased mainly due to upgrades and payoffs of existing loans. Impaired commercial loans decreased in 2019 compared to 2018 primarily due to loan payoffs and payments paired with a couple of foreclosed properties transferred into other real estate owned.

Index
The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Total nonaccrual loans	$2,679	$6,226	$6,844	$3,117	$6,956
Government guaranteed portion of loans included above	(290)	(2,848)	(2,372)	(742)	(1,943)
Total nonaccrual loans without government guarantees	$2,389	$3,378	$4,472	$2,375	$5,013

TDR loans, gross	$10,774	$16,749	$16,603	$14,437	$13,741
Loans 30 through 89 days past due with interest accruing	$1,947	$—	$—	$—	$—
Allowance for loan losses to gross loans held for investment	1.19%	1.21%	1.24%	1.31%	1.44%
Interest income recognized on impaired loans	$1,001	$1,324	$1,142	$1,148	$933
Interest income that would have been recorded under the original terms of nonaccrual loans	$512	$454	$379	$412	$761

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

The following table summarizes the composition of nonaccrual loans:

	At December 31, 2019			At December 31, 2018
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$594	22.17%	0.08%	$229	6.11%	0.06%
Commercial real estate	84	3.14%	0.01%	102	4.47%	0.04%
Commercial	1,619	60.43%	0.21%	4,881	69.93%	0.65%
SBA	382	14.26%	0.05%	816	13.79%	0.13%
HELOC	—	0.00%	0.00%	198	3.13%	0.03%
Single family real estate	—	0.00%	0.00%	—	2.57%	0.02%
Consumer	—	0.00%	0.00%	—	0.00%	0.00%
Total nonaccrual loans	$2,679	100.00%	0.35%	$6,226	100.00%	0.93%

Total nonaccrual balances decreased $3.5 million to $2.7 million at December 31, 2019, from $6.2 million at December 31, 2018. Nonaccrual balances include $0.3 million and $2.8 million of loans that are government guaranteed at December 31, 2019 and 2018, respectively. Nonaccrual loans net of government guarantees decreased $1.0 million or 29%, from $3.4 million at December 31, 2018 to $2.4 million at December 31, 2019. The percentage of nonaccrual loans to the total loan portfolio has decreased to 0.31% as of December 31, 2019 from 0.44% at December 31, 2018.

CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Index
Allowance for Loan Losses

The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$8,691	$8,420	$7,464	$6,916	$7,877
Provision (credit) charged to operating expenses:
Manufactured housing	(66)	(98)	(44)	(1,329)	(415)
Commercial real estate	137	169	888	1,722	(151)
Commercial	(77)	138	(269)	166	(469)
SBA	(97)	(127)	(180)	(490)	(1,069)
HELOC	(68)	(57)	(26)	(29)	(107)
Single family real estate	3	(11)	42	(87)	(63)
Consumer	3	—	—	(1)	—
Total provision (credit)	(165)	14	411	(48)	(2,274)
Recoveries of loans previously charged-off:
Manufactured housing	54	120	142	128	205
Commercial real estate	52	15	249	132	545
Commercial	60	66	161	136	422
SBA	50	133	177	266	454
HELOC	5	55	18	86	10
Single family real estate	1	1	1	93	3
Consumer	—	—	—	—	—
Total recoveries	222	390	748	841	1,639
Loans charged-off:
Manufactured housing	—	6	119	123	297
Commercial real estate	—	—	—	—	—
Commercial	31	127	—	—	—
SBA	—	—	30	121	—
HELOC	—	—	—	—	—
Single family real estate	—	—	54	—	29
Consumer	—	—	—	1	—
Total charged-off	31	133	203	245	326
Net charge-offs (recoveries)	(191)	(257)	(545)	(596)	(1,313)
Balance at end of period	$8,717	$8,691	$8,420	$7,464	$6,916

Net charge-offs (recoveries) to average loans outstanding	(0.02)%	(0.03)%	(0.08)%	(0.10)%	(0.26)%
Allowance for loan losses to gross loans including held for sale loans	1.12%	1.13%	1.15%	1.18%	1.18%

The following table summarizes the allocation of allowance for loan losses by loan type. However allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2019		2018		2017		2016		2015
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans

Manufactured housing	$2,184	33.2%	$2,196	32.1%	$2,180	30.3%	$2,201	30.8%	$3,525	32.8%
Commercial real estate	5,217	49.7%	5,028	47.6%	4,844	48.2%	3,707	43.1%	1,853	33.0%
Commercial	1,162	13.1%	1,210	15.4%	1,133	15.2%	1,241	16.7%	939	19.8%
SBA	32	1.9%	79	2.5%	73	3.6%	106	5.8%	451	8.9%
HELOC	27	0.6%	90	0.9%	92	1.3%	100	1.6%	43	2.0%
Single family real estate	92	1.5%	88	1.5%	98	1.4%	109	2.0%	103	3.5%
Consumer	3	0.0%	-	0.0%	-	0.0%	-	0.0%	2	0.0%
Total	$8,717	100.0%	$8,691	100.0%	$8,420	100.0%	$7,464	100.0%	$6,916	100.0%

Index
Total allowance for loan losses remained relatively flat at $8.7 million at December 31, 2019 compared to the prior year. In addition, the Company had net recoveries of $0.2 million in 2019 compared to net recoveries of $0.3 million in 2018.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations. These loan grades are described in further detail in “Item 8. Note 1, Summary of Significant Accounting Policies” of this Form 10-K. The following table presents information regarding potential problem loans consisting of loans graded Special Mention or worse, but still performing:

	December 31, 2019
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	2	$163	1.92%	0.02%
Commercial real estate	5	5,824	68.60%	0.75%
Commercial	2	1,699	20.01%	0.22%
SBA	5	799	9.41%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.06%	0.00%
Consumer	—	—	0.00%	0.00%
Total	15	$8,490	100.00%	1.09%

(1)	Loan balance includes $2.1 million guaranteed by government agencies.

	December 31, 2018
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	—	$—	0.00%	0.00%
Commercial real estate	4	2,435	67.88%	0.32%
Commercial	1	278	7.75%	0.04%
SBA	5	869	24.23%	0.11%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.14%	0.00%
Consumer	—	—	0.00%	0.00%
Total	11	$3,587	100.00%	0.47%

(1)	Loan balance includes $1.5 million guaranteed by government agencies.

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

Index
The carrying value of investment securities for the years indicated was as follows:

	December 31,
	2019	2018	2017
	(in thousands)
U.S. government agency notes	$8,048	$12,070	$13,978
U.S. government agency mortgage backed securities (“MBS”)	6,132	7,301	7,565
U.S. government agency collateralized mortgage obligations (“CMO”)	11,216	12,861	14,649
Equity securities: Farmer Mac class A stock	167	121	156
	$25,563	$32,353	$36,348

The weighted average yields of investment securities by maturity period were as follows at December 31, 2019:

	December 31, 2019
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$1,094	2.3%	$6,955	2.8%	$—	—	$8,049	2.8%
U.S. government agency CMO	—	—	3,766	2.1%	6,120	2.3%	1,329	2.4%	11,215	2.3%
Total	$—	—	$4,860	2.2%	$13,075	2.6%	$1,329	2.4%	$19,264	2.5%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%
Total	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$167	—
Total	$—	—	$—	—	$—	—	$—	—	$167	—

Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The Company does not own any subprime mortgage backed securities (“MBS”) in its investment portfolio. Gross unrealized losses at December 31, 2019 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed all securities on which there was an unrealized loss in accordance with its accounting policy for other than temporary impaired (“OTTI”) described in “Item 8. Note 2 in this Form 10-K, “Investment Securities” and determined no impairment was required. At December 31, 2019, the Company had the intent and the ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of period	$—	$372	$137
Additions	3,401	174	501
Proceeds from dispositions	(844)	(484)	(416)
Gains (losses) on sales, net	(33)	(62)	150
Balance, end of period	$2,524	$—	$372

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell. Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At December 31, 2019, the Company had $0.2 million valuation allowance on foreclosed assets. At December 31, 2018 and 2017, the Company had no valuation allowance on foreclosed assets.

Index
Deposits

The average balances by deposit type as of the dates presented below:

	Year Ended December 31,
	2019		2018		2017
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Non-interest bearing demand deposits	$116,887	16.1%	$111,246	15.6%	$107,589	16.2%
Interest-bearing demand deposits	289,798	39.9%	265,974	37.2%	260,868	39.2%
Savings	15,650	2.2%	14,458	2.0%	14,197	2.1%
Time deposits of $100,000 or more	144,711	19.9%	181,472	25.4%	200,729	30.2%
Other time deposits	158,976	21.9%	141,501	19.8%	81,495	12.3%
Total deposits	$726,022	100.0%	$714,651	100.0%	$664,878	100.0%

Total deposits increased to $750.9 million at December 31, 2019 from $716.0 million at December 31, 2018, an increase of $34.9 million. This increase was primarily from interest-bearing demand deposits. Certificates of deposits decreased by $12.6 million to $310.1 million at December 31, 2019 compared to $322.8 million at December 31, 2018. Interest-bearing demand deposits increased by $43.8 million to $314.3 million at December 31, 2019 compared to $270.4 million at December 31, 2018. Deposits have been the primary source of funding the Company’s asset growth. In addition the bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) services. Both CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits. At December 31, 2019 and 2018, the Company had $28.7 million and $35.2 million, respectively of CDARS deposits. At December 31, 2019 and 2018, the Company had $54.5 million and $9.5 million, respectively of ICS deposits.

Time Certificates of Deposits

The following table presents TCD maturities:

	December 31,
	2019		2018
	TCDs Over $ 100,000	Other TCDs	TCDs Over $ 100,000	Other TCDs

Less than three months	$62,802	$12,623	$78,935	$42,976
Three to six months	70,761	46,010	50,964	50,478
Six to twelve months	33,630	46,698	39,892	14,141
Over twelve months	21,831	15,769	39,143	6,244
Total TCDs	$189,024	$121,100	$208,934	$113,839

The Company’s deposits may fluctuate as a result of local and national economic conditions. Management does not believe that deposit levels are influenced by seasonal factors.

The Company utilizes money desk and brokered deposits in accordance with strategic and liquidity planning.

Other Borrowings

The following table sets forth certain information regarding FHLB advances and other borrowings.

	December 31,
	2019	2018	2017
FHLB Advances	(in thousands)
Maximum month-end balance	$65,000	$75,000	$50,000
Balance at year end	65,000	70,000	50,000
Average balance	49,414	40,551	24,704
Other Borrowings
Maximum month-end balance	5,750	6,843	6,843
Balance at year end	—	5,000	6,843
Average balance	1,631	5,463	3,410
Total borrowed funds	$65,000	$75,000	$56,843
Weighted average interest rate at end of year	2.29%	2.77%	1.87%
Weighted average interest rate during the year	2.48%	2.41%	1.56%

Index
FHLB and FRB Advances

The Company utilizes borrowed funds to support liquidity needs. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. At December 31, 2019, no advances were outstanding from the FRB.

Other Borrowing

The Company has a revolving line of credit agreement for up to $10.0 million. The line of credit matures July 30, 2022. The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%. At December 31, 2019, the line of credit balance was zero.

Preferred Stock

There are no shares of the Company’s preferred stock outstanding as of December 31, 2019 and 2018.

Capital Resources

The federal banking agencies have adopted risk-based capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding companies and banks. In July 2013, the federal banking agencies approved the final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning January 1, 2015 and ending January 1, 2019. The Final Rules implement the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and substantially amended the regulatory risk-based capital rules applicable to the Company. Basel III redefined the regulatory capital elements and minimum capital ratios, introduced regulatory capital buffers above those minimums, revised rules for calculating risk-weighted assets and added a new component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

The following tables illustrates the Bank’s regulatory ratios and the current adequacy guidelines as of December 31, 2019 and 2018. The fully-phased in guidelines applicable on January 1, 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2019
CWB’s actual regulatory ratios	11.41%	10.28%	10.28%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

December 31, 2018
CWB’s actual regulatory ratios	10.83%	9.68%	9.68%	8.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

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

Index
The following table sets forth our significant contractual obligations as of December 31, 2019.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Time deposit maturities	$310,124	$272,257	$33,403	$4,464	$—
FHLB advances	65,000	50,000	15,000	—	—
Other borrowings	—	—	—	—	—
Purchase obligations	8,495	3,571	2,907	2,017	—
Operating lease obligations	7,216	1,361	2,253	1,807	1,795
Total	$390,835	$327,189	$53,563	$8,288	$1,795

Purchase obligations primarily related to contracts for software licensing and maintenance and outsourced service providers. Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and overdraft lines as of December 31, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment By Period of Expiration
	Total Commitments	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Commitments to extend credit	$67,538	$37,470	$21,907	$5,216	$2,945
Standby letters of credit	655	51	604	—	—
Total	$68,193	$37,521	$22,511	$5,216	$2,945

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

Liquidity

Liquidity for a bank is the ongoing ability to fund asset growth and business operations, to accommodate liability maturities and deposit withdrawals and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events.

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. CWB’s available liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities. CWB manages its liquidity risk through operating, investing and financing activities. In order to ensure funds are available when necessary, on at least a quarterly basis, CWB projects the amount of funds that will be required, and strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. In addition, loans and securities are pledged to the FHLB providing $60.5 million in available borrowing capacity as of December 31, 2019. Loans pledged to the FRB discount window provided $108.6 million in borrowing capacity. As of December 31, 2019, there were no outstanding borrowings from the FRB.

The Bank has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position. CWB’s liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Bank has asset/liability committees (“ALCO”) at the Board and Bank management level to review asset/liability management and liquidity issues.

Index
The Company through CWB has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total FHLB advances were $65.0 million and $70.0 million at December 31, 2019 and 2018, respectively, borrowed at fixed rates. At December 31, 2019, CWB had pledged to FHLB, securities of $25.6 million at carrying value and loans of $324.2 million. At December 31, 2018, the Company had pledged to FHLB, securities of $32.2 million at carrying value and loans of $269.4 million, and had $35.9 million available for additional borrowing.

The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans. There were no advances outstanding as of December 31, 2019 and unused borrowing capacity was $108.6 million.

The Company also maintains federal funds purchased lines with a total borrowing capacity of $20.0 million. There was no amount outstanding as of December 31, 2019 and 2018.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits. The liquidity ratio of the Bank was 14% and 15%, at December 31, 2019 and December 31, 2018, respectively. The Bank’s liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

As a legal entity, separate and distinct from the Bank, CWCB must rely on its own resources for its liquidity. CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends and interest payments on the other borrowings. CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB, and has the capability to issue equity and debt securities. Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior approval.

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

Litigation

See “Part 1. Item 3: Legal Proceedings” beginning on page 13 of this Form 10-K.

Index
SUPERVISION AND REGULATION

Introduction

CWBC is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the “FRB”). In addition to the regulation of the Company by the FRB, CWB is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency (“OCC”). The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain prescribed limits. The Company is also subject to jurisdiction of the Securities and Exchange Commission (“SEC”) and to the disclosure and regulatory requirements of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), and through the listing of the common stock on the NASDAQ Capital Select Market, the Company is subject to the rules of NASDAQ.

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

Securities Registration and Listing

CWBC’s common stock is registered with the SEC under the Exchange Act and, therefore, is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act both administered by the SEC. CWBC is required to file annual, quarterly and other current reports with the SEC. The SEC maintains an Internet site, http://www.sec.gov, at which CWBC’s filings with the SEC may be accessed. CWBC’s SEC filings are also available on its website at www.communitywest.com.

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

Index
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

The EGRRCPA, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8-10%. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.  The EGRRCPA also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion.  This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act.  In addition, the EGRRCPA includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

Index
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

Limitations on Business and Investment Activities. Under the BHCA, a bank holding company must obtain the FRB’s approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company.

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

Index
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

SOX provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including CWBC. In addition to SEC rulemaking to implement SOX, NASDAQ has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.

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

Index
The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2019.

	Adequately Capitalized	Well Capitalized	Capital Conservation Buffer Fully Phased-In	CWB	CWBC (consolidated)

Total risk-based capital	8.00%	10.00%	10.50%	11.41%	11.73%
Tier 1 risk-based capital ratio	6.00%	8.00%	8.50%	10.28%	10.60%
Common Equity Tier 1	4.50%	6.50%	7.00%	10.28%	10.60%
Tier 1 leverage capital ratio	4.00%	N/A	N/A	9.06%	9.33%

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

Index
Limitations on Dividend Payments.  CWB is a national bank, governed by the National Bank Act and the rules and regulations of the OCC.  National banks generally may not declare a dividend in excess of the bank’s undivided profits and, absent the approval of the OCC, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date combined with its retained net income for the preceding two years.  A dividend in excess of that amount constitutes a reduction in permanent capital and requires the prior approval of the OCC and the approval of two-thirds of the bank’s shareholders.

Brokered Deposit Restrictions. Well-capitalized banks are not subject to limitations on brokered deposits, while an adequately capitalized bank is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized banks are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2019, CWB is deemed to be “well capitalized” and, therefore, is eligible to accept brokered deposits.

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

As previously noted, the Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by September 30, 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.  The Dodd-Frank Act also broadened the base for FDIC insurance assessments so that assessments are based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The Deposit Insurance Fund reserve ratio actually reached 1.36% on September 30, 2018, ahead of the September 30, 2020 deadline. As a result small banks received assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio between 1.15% and 1.35%.

The FDIC may terminate its insurance of deposits if it finds that a bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Anti-Money Laundering and OFAC Regulation.

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

Safeguarding of Customer Information and Privacy. The bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. CWB has adopted a customer information security program to comply with such requirements.

Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, are prohibited from disclosing such information. CWB has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of CWB.

Consumer Compliance and Fair Lending Laws. CWB is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Patriot Act, BSA, the Foreign Account Tax Compliance Act, CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act. The enforcement of Fair Lending laws has been an increasing area of focus for regulators, including the FDIC and the Consumer Financial Protection Bureau, which was created by the Dodd-Frank Act.

In addition, federal law and certain state laws (including California) currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws (including California) companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.  In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide nine standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.

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

Index
Moreover, additional initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future which, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject bank holding companies and banks to increased supervision and disclosure, compliance costs and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. Bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, capital adequacy, BSA compliance, as well as other safety and soundness concerns.

It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which CWB’s businesses would be affected thereby.  In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in CWB’s operations and increased compliance costs.

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

The Company uses a simulation model, combined with downloaded detailed information from various application programs, and assumptions regarding interest rates, lending and deposit trends and other key factors to forecast/simulate the effects of both higher and lower interest rates. The results detailed below indicate the impact, in dollars and percentages, on NII and EVE of an increase and decrease in interest rates compared to a flat interest rate scenario. The model assumes that the rate change shock occurs immediately.

The following table presents the impact of that analysis in dollars and percentages at December 31, 2019.

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$42,602	$45,015	$47,538	$50,328	$53,176	$55,978	$58,673
Interest expense	7,549	10,267	14,159	18,039	21,903	25,767	29,632
Net interest income	$35,053	$34,748	$33,379	$32,289	$31,273	$30,211	$29,042
% change	0.9%		(3.9)%	(7.1)%	(10.0)%	(13.1)%	(16.4)%
At December 31, 2018, the following table presents the impact of that analysis in dollars and percentages:

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$42,761	$45,290	$48,039	$50,797	$53,571	$56,210	$58,826
Interest expense	9,280	12,258	16,154	19,981	23,808	27,636	31,463
Net interest income	$33,481	$33,032	$31,885	$30,816	$29,762	$28,575	$27,363
% change	1.4%		(3.5)%	(6.7)%	(9.9)%	(13.5)%	(17.2)%

As of December 31, 2019 the Fed Funds target rate was a range of 1.75% to 2.00% and the prime rate was 4.75%. As of December 31, 2018, the Fed Funds target rate was a range of 2.25% to 2.50% and the prime rate was 5.25%.

Index
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

At December 31, 2019 and 2018, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following tables show projected change in economic value of equity for this set of rate shocks.

	Economic Value of Equity
	As of December 31, 2019
	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$933,368	$908,364	$888,642	$870,519	$853,961	$837,636	$819,847
Liabilities	853,908	836,330	824,925	814,210	804,128	794,629	785,667
Net present value	$79,460	$72,034	$63,716	$56,309	$49,832	$43,007	$34,180
% change	10.3%		(11.5)%	(21.8)%	(30.8)%	(40.3)%	(52.6)%

	Economic Value of Equity
	As of December 31, 2018
	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$878,269	$858,280	$841,547	$824,377	$808,434	$792,496	$774,020
Liabilities	790,702	776,998	768,730	760,927	753,552	746,571	739,954
Net present value	$87,567	$81,282	$72,817	$63,450	$54,882	$45,925	$34,067
% change	7.7%		(10.4)%	(21.9)%	(32.5)%	(43.5)%	(58.1)%

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Community West Bancshares

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Community West Bancshares (the Company) as of December 31, 2019 and 2018, the related consolidated income statements, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Las Vegas, Nevada
March 10, 2020

Index

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

	(in thousands, except share amounts)
Assets:
Cash and due from banks	$2,536	$2,975
Federal funds sold	3	8
Interest-earning demand in other financial institutions	80,122	53,932
Cash and cash equivalents	82,661	56,915
Investment securities - available-for-sale, at fair value; amortized cost of $19,382 at December 31, 2019 and $25,156 at December 31, 2018	19,264	24,931
Investment securities - held-to-maturity, at amortized cost; fair value of $6,302 at December 31, 2019 and $7,269 at December 31, 2018	6,132	7,301
Investment securities - measured at fair value	167	121
Federal Home Loan Bank stock, at cost	2,714	2,714
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	42,046	48,355
Held for investment, net of allowance for loan losses of $8,717 at December 31, 2019 and $8,691 at December 31, 2018	724,800	711,197
Total loans	766,846	759,552
Other assets acquired through foreclosure, net	2,524	-
Premises and equipment, net	7,655	6,381
Other assets	24,534	18,003
Total assets	$913,870	$877,291

Liabilities:
Deposits:
Non-interest-bearing demand	$110,843	$108,161
Interest-bearing demand	314,278	270,431
Savings	15,689	14,641
Certificates of deposit ($250,000 or more)	96,431	93,439
Other certificates of deposit	213,693	229,334
Total deposits	750,934	716,006
Other borrowings	65,000	75,000
Other liabilities	15,958	10,134
Total liabilities	831,892	801,140

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,472,463 shares issued and outstanding at December 31, 2019 and 8,533,346 at December 31, 2018	42,586	42,964
Retained earnings	39,470	33,328
Accumulated other comprehensive (loss)	(78)	(141)
Total stockholders’ equity	81,978	76,151
Total liabilities and stockholders’ equity	$913,870	$877,291

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2019	2018	2017
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$43,890	$40,865	$36,192
Investment securities and other	1,849	1,766	1,199
Total interest income	45,739	42,631	37,391
Interest expense:
Deposits	10,055	7,702	4,283
Other borrowings	1,327	1,286	446
Total interest expense	11,382	8,988	4,729
Net interest income	34,357	33,643	32,662
Provision (credit) for loan losses	(165)	14	411
Net interest income after provision for loan losses	34,522	33,629	32,251
Non-interest income:
Other loan fees	1,383	1,348	1,300
Gains from loan sales, net	765	—	53
Service charges	567	459	458
Document processing fees	423	489	558
Other	469	332	388
Total non-interest income	3,607	2,628	2,757
Non-interest expenses:
Salaries and employee benefits	17,094	16,329	15,339
Occupancy, net	3,088	3,132	2,862
Professional services	1,679	1,356	1,069
Advertising and marketing	774	685	750
Data processing	876	852	725
Depreciation	864	764	685
FDIC assessment	427	770	664
Stock based compensation	382	478	537
Other	1,571	1,673	1,914
Total non-interest expenses	26,755	26,039	24,545
Income before provision for income taxes	11,374	10,218	10,463
Provision for income taxes	3,411	2,809	5,548
Net income	$7,963	$7,409	$4,915
Earnings per share:
Basic	$0.94	$0.89	$0.60
Diluted	$0.93	$0.88	$0.57
Weighted average number of common shares outstanding:
Basic	8,470	8,288	8,146
Diluted	8,579	8,451	8,589
Dividends declared per common share	$0.215	$0.190	$0.155

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$7,963	$7,409	$4,915
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($44), $70, ($32) for each respective period presented)	63	(107)	54
Net other comprehensive income (loss)	63	(107)	54
Comprehensive income	$8,026	$7,302	$4,969

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2016:	—	$—	8,096	$41,575	$(29)	$23,790	$65,336
Net income	—	—	—	—	—	4,915	4,915
Exercise of stock options	—	—	97	492	—	—	492
Stock based compensation	—	—	—	537	—	—	537
Common stock repurchase	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	(1,264)	(1,264)
Other comprehensive loss, net	—	—	—	—	54	—	54
Balance, December 31, 2017:	—	—	8,193	42,604	25	27,441	70,070
Net income	—	—	—	—	—	7,409	7,409
Exercise of stock options	—	—	102	551	—	—	551
Stock based compensation	—	—	—	478	—	—	478
Common stock repurchase	—	—	(63)	(669)	—	—	(669)
Dividends on common stock	—	—	—	—	—	(1,581)	(1,581)
Other comprehensive income, net	—	—	—	—	(107)	—	(107)
Impact of ASU 2016-01 and 2018-02 as of January 1, 2018	—	—	—	—	(59)	59	—
Conversion of common stock warrants	—	—	301	—	—	—	—
Balance, December 31, 2018:	—	—	8,533	42,964	(141)	33,328	76,151
Net income	—	—	—	—	—	7,963	7,963
Exercise of stock options	—	—	39	270	—	—	270
Stock based compensation	—	—	—	382	—	—	382
Common stock repurchase	—	—	(100)	(1,030)	—	—	(1,030)
Dividends on common stock	—	—	—	—	—	(1,821)	(1,821)
Other comprehensive income, net	—	—	—	—	63	—	63
Balance, December 31, 2019:	—	—	8,472	42,586	(78)	39,470	81,978

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$7,963	$7,409	$4,915
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	(165)	14	411
Depreciation	864	764	685
Stock-based compensation	382	478	537
Deferred income taxes	(328)	(529)	528
Net amortization of discounts and premiums for investment securities (Gains) losses on:	107	100	80
Sale of repossessed assets, net	33	62	(150)
Sale of loans, net	(765)	—	(53)
Sale of assets, net	7	—	—
Loans originated for sale and principal collections, net	6,309	6,739	6,375
Changes in:
Other assets	1,641	(2,210)	(1,882)
Other liabilities	(1,366)	3,416	2,719
Servicing assets, net	(745)	78	78
Net cash provided by operating activities	13,937	16,321	14,243
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	5,686	3,436	3,256
Purchase of available-for-sale securities	—	—	(9,413)
Principal pay downs and maturities of held-to-maturity securities	1,151	1,040	1,413
Purchases of held-to-maturity securities	—	(794)	—
Loan originations and principal collections, net	(16,074)	(40,290)	(110,069)
Purchase of bank owned life insurance	—	—	—
Purchase of restricted stock, net	—	(367)	(277)
Net increase in interest-bearing deposits in other financial institutions	—	—	—
Purchase of premises and equipment, net	(2,145)	(1,564)	(2,335)
Proceeds from sale of other real estate owned and repossessed assets, net	844	484	416
Net cash used in investing activities	(10,538)	(38,055)	(117,009)
Cash flows from financing activities:
Net increase in deposits	34,928	16,322	87,448
Net (decrease) increase in borrowings	(10,000)	18,157	27,843
Exercise of stock options	270	551	492
Cash dividends paid on common stock	(1,821)	(1,581)	(1,264)
Common stock repurchase	(1,030)	(669)	—
Net cash provided by financing activities	22,347	32,780	114,519
Net increase in cash and cash equivalents	25,746	11,046	11,753
Cash and cash equivalents at beginning of year	56,915	45,869	34,116
Cash and cash equivalents at end of year	$82,661	$56,915	$45,869
Supplemental disclosure:
Cash paid during the period for:
Interest	$11,675	$8,321	$4,357
Income taxes	2,526	3,360	4,830
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	3,401	174	501
Operating lease right-of-use asset	7,190	—	—
Operating lease liability	6,316	—	—

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

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2018 and 2017 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2019, 2018 and 2017, the Company had only one reportable business segment.

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

Cash Reserve Requirement

Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank (“FRB”). The amount of the reserve varies by bank as the bank is permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total reserve balance requirement was approximately $3.0 million and $2.9 million as of December 31, 2019 and 2018.

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) system and maintains an investment in capital stock of the FHLB. The bank also maintains an investment in FRB stock. These investments are considered equity securities with no actively traded market. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. We conduct a periodic review and evaluation of our FHLB stock to determine if any impairment exists. No impairment existed in the years ended December 31, 2019 or 2018.

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

CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) seller/servicer. Servicing assets/liabilities are recognized as separate assets/liabilities as certain servicing requirements are retained. Servicing assets are amortized over the period of, estimated net servicing income. CWB uses Farmer Mac prepayment statistics in estimating the expected life of the loans. Management evaluates its servicing assets for impairment quarterly. Servicing assets are evaluated for impairment based on the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis. The initial servicing asset and resulting gain or calculated based on the contractual net servicing fees.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or fair value provision. Loans held for sale are mostly comprised of SBA and commercial agriculture. In 2015, the Company exited from originating single family residential loans for sale. The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2019, 2018 and 2017.

Index
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

Allowance for Loan Losses and Provision for Loan Losses

The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”). The ALL is based on estimates and is intended to be appropriate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on migration analysis and historical loss rates, in addition to qualitative factors that are based on management’s judgment. The migration analysis and historical loss rate calculations are based on the annualized loss rates and the Company extended its time horizon for the ALL methodology in 2019. Migration analysis is utilized for the Commercial Real Estate (“CRE”), Commercial, Commercial Agriculture, Small Business Administration (“SBA”), Home Equity Line of Credit (“HELOC”), Single Family Residential, and Consumer portfolios. The historical loss rate method is utilized primarily for the Manufactured Housing portfolio. The migration analysis takes into account the risk rating of loans that are charged off in each loan category. Loans that are considered Doubtful are typically charged off. The following is a description of the characteristics of loan ratings. Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

Index
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

Index
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

Index
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

Leases

At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding Right of Use (“ROU”) asset and operating lease liability are recorded in separate line items on the Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made and is reduced by lease incentive that are paid or are payable to the Company. Variable lease payments that depend on an index are included in lease payments based on the rate in effect at the commencement date of the lease. Lease payments are recognized on a straight-line basis as part of occupancy expense over the lease term.

As the rate implicit in the lease is not readily determinable, the Company’s incremental borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less, therefore, these leases are not recorded on the Company’s Balance Sheet. Lease expense of these leases is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the option will be exercised.

In addition to the package of practical expedients, the Company also elected the practical expedient that allows lessees to make an accounting policy election to not separate non-lease components from the associated lease component, and instead account for them all together as part of the applicable lease component. The majority of the Company’s non-lease components, such as common area maintenance and taxes, are variable and expensed as incurred. Variable payment amounts are determined in arrears by the landlord depending on actual costs incurred. See ‘‘Note 14. Leases” of these Notes to Consolidated Financial Statements for further disclosures required under the standard.

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

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated income statements. The cash surrender value of the underlying policies was $6.9 million and $6.7 million as of December 31, 2019 and 2018, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2019 or 2018. The estimated fair value amounts for December 31, 2019 and 2018 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

The information presented in Note 16, “Fair Value Measurement,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

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

Loans

Fair value for loans is estimated based on exit-pricing discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for loans is categorized as Level 2 in the fair value hierarchy. Fair values of impaired loans using a discounted cash flow method to measure impairment have been categorized as Level 3.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified within ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former Topic 605, Revenue Recognition. The new revenue recognition standard will supersede virtually all revenue guidance in U.S. GAAP, including industry specific guidance. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016. In August 2015, this effective date was extended for the Company to December 15, 2017. The Company may elect to apply the amendments of this Update using one of the following two methods: 1) retrospectively to each prior reporting period presented or 2) retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are in scope of the guidance are primarily related to service charges on deposit accounts, cardholder income, and other service charge fees. The Company adopted this guidance as of January 1, 2018 which did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued guidance codified within ASU 2016-01, “Financial Instruments – Overall, Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain guidance on classification and measurement of financial instruments. The update is intended to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company has evaluated the impact of the provisions in this standard on the Company’s Consolidated Financial Statements. The Company’s adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current U.S. GAAP guidance on this topic and requires that an operating lease be recognized on the statement of financial condition as a “right-to-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard is effective for the Company as of January 1, 2019. Upon adoption of the guidance on January 1, 2019, the Company recorded a ROU asset and lease liability of $8.4 million and $8.4 million respectively, on the consolidating balance. No cumulative effect adjustment to retained earnings resulted from the adoption of this guidance. The new standard did not have a material impact in the Company’s result of operations or cash flows.

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

Index
In June of 2016, the FASB issued update guidance codified within ASU-2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2023. The Company is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

In March 2017, the FASB issued updated guidance codified within ASU-2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20),” which is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. The standard is effective for the Company as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financials.

In February 2018, the FASB issued guidance codified within ASU-2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to address the income tax accounting treatment of the standard tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 34% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company adopted ASU-2018-02 in the first quarter of 2018 and reclassified its stranded tax credit of $53,000 within accumulated other comprehensive income to retained earnings at January 1, 2018.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$8,112	$—	$(64)	$8,048
U.S. government agency collateralized mortgage obligations (“CMO”)	11,270	23	(77)	11,216
Total	$19,382	$23	$(141)	$19,264

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$6,132	$189	$(19)	$6,302
Total	$6,132	$189	$(19)	$6,302

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$101	$—	$167
Total	$66	$101	$—	$167

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$12,225	$—	$(155)	$12,070
U.S. government agency collateralized mortgage obligations (“CMO”)	12,931	9	(79)	12,861
Total	25,156	9	(234)	24,931

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$7,301	$118	$(150)	$7,269
Total	$7,301	$118	$(150)	$7,269

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$55	$—	$121
Total	$66	$55	$—	$121

Index
At December 31, 2019 and 2018, $25.6 million and $32.2 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The Company had no investment security sales in 2019 or 2018.

The maturity periods and weighted average yields of investment securities at December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$1,094	2.3%	$6,955	2.8%	$—	—	$8,049	2.8%
U.S. government agency CMO	—	—	3,766	2.1%	6,120	2.3%	1,329	2.4%	11,215	2.3%
Total	$—	—	$4,860	2.2%	$13,075	2.6%	$1,329	2.4%	$19,264	2.5%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%
Total	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%

Securities measured at fair value
Farmer Mac class A stock	—	—	—	—	—	—	—	—	167	—
Total	—	—	—	—	—	—	—	—	167	—

	December 31, 2018
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$1,946	2.6%	$1,388	2.6%	$8,736	3.1%	$—	—	$12,070	2.0%
U.S. government agency CMO	—	—	2,717	2.5%	7,284	2.8%	2,860	3.2%	12,861	1.9%
Total	$1,946	2.6%	$4,105	2.5%	$16,020	3.0%	$2,860	3.2%	$24,931	2.0%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%
Total	$—	—	$2,058	4.7%	$4,449	3.2%	$794	3.6%	$7,301	3.3%

Securities measured at fair value
Farmer Mac class A stock	—	—	—	—	—	—	—	—	121	—
Total	—	—	—	—	—	—	—	—	121	—

Index
The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	December 31,
	2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$—	$—	$1,998	$1,946
After one year through five years	4,884	4,860	4,138	4,105
After five years through ten years	13,121	13,075	16,107	16,020
After ten years	1,377	1,329	2,913	2,860
Farmer Mac class A stock	—	—	—	—
Total	$19,382	$19,264	$25,156	$24,931
Securities held to maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	2,465	2,565	2,058	2,153
After five years through ten years	2,887	2,892	4,449	4,323
After ten years	780	845	794	793
Total	$6,132	$6,302	$7,301	$7,269

Securities measured at fair value
Farmer Mac class A stock	$66	$167	$66	$121
Total	$66	$167	$66	$121

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities. Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3	$1,126	$61	$6,922	$64	$8,048
U.S. government agency CMO	25	5,275	52	2,264	77	7,539
Total	$28	$6,401	$113	$9,186	$141	$15,587
Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$19	$2,139	$19	$2,139
Total	$—	$—	$19	$2,139	$19	$2,139
Securities measured at fair value
Equity securities: Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Index
	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$21	$4,001	$134	$8,070	$155	$12,071
U.S. government agency CMO	2	4,749	77	3,289	79	8,038
Total	$23	$8,750	$211	$11,359	$234	$20,109
Securities held-to-maturity
U.S. Government-agency MBS	$10	$1,706	$140	$2,094	$150	$3,800
Total	$10	$1,706	$140	$2,094	$150	$3,800
Securities measured at fair value
Equity securities: Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of December 31, 2019 and 2018, there were 20 and 21 securities, respectively, in an unrealized loss position. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2019 and 2018, management believes the impairments detailed in the table above are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of December 31, 2019 and 2018, the Company had approximately $10.4 million and $13.6 million, respectively, of SBA loans included in loans held for sale. As of December 31, 2019 and 2018, the principal balance of SBA loans serviced for others was $5.2 million and $7.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock. The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of December 31, 2019 and 2018, the Company had $31.6 million and $34.8 million of USDA loans included in loans held for sale, respectively. As of December 31, 2019 and 2018, the principal balance of USDA loans serviced for others was $1.9 million and $2.0 million, respectively.

Index
4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2019	2018
	(in thousands)
Manufactured housing	$257,247	$247,114
Commercial real estate	385,642	365,809
Commercial	69,843	83,753
SBA	4,429	5,557
HELOC	4,531	6,756
Single family real estate	11,845	11,261
Consumer	94	46
	733,631	720,296
Allowance for loan losses	(8,717)	(8,691)
Deferred fees, net	(58)	(337)
Discount on SBA loans	(56)	(71)
Total loans held for investment, net	$724,800	$711,197

The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$256,251	$156	$246	$—	$402	$594	$257,247	$—
Commercial real estate:
Commercial real estate	327,255	—	—	—	—	84	327,339	—
SBA 504 1st trust deed	17,151	1,401	—	—	1,401	—	18,552	—
Land	4,457	—	—	—	—	—	4,457	—
Construction	35,294	—	—	—	—	—	35,294	—
Commercial	68,224	—	—	—	—	1,619	69,843	—
SBA	3,935	112	—	—	112	382	4,429	—
HELOC	4,531	—	—	—	—	—	4,531	—
Single family real estate	11,813	32	—	—	32	—	11,845	—
Consumer	94	—	—	—	—	—	94	—
Total	$729,005	$1,701	$246	$—	$1,947	$2,679	$733,631	$—

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$246,456	$285	$144	$—	$429	$229	$247,114	$—
Commercial real estate:
Commercial real estate	267,377	2,478	—	—	2,478	102	269,957	—
SBA 504 1st trust deed	20,835	—	322	—	322	—	21,157	—
Land	6,381	—	—	—	—	—	6,381	—
Construction	67,835	479	—	—	479	—	68,314	—
Commercial	78,857	15	—	—	15	4,881	83,753	—
SBA	4,741	—	—	—	—	816	5,557	—
HELOC	6,558	—	—	—	—	198	6,756	—
Single family real estate	11,221	16	—	24	40	—	11,261	—
Consumer	46	—	—	—	—	—	46	—
Total	$710,307	$3,273	$466	$24	$3,763	$6,226	$720,296	$—

Index
Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$8,691	$8,420	$7,464
Charge-offs	(31)	(133)	(203)
Recoveries	222	390	748
Net recoveries	191	257	545
Provision (credit)	(165)	14	411
Ending balance	$8,717	$8,691	$8,420

As of December 31, 2019 and 2018, the Company had reserves for credit losses on undisbursed loans of $85,000 and $73,000 which were included in Other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2019	(in thousands)
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	54	52	60	50	5	1	—	222
Net (charge-offs) recoveries	54	52	29	50	5	1	—	191
Provision (credit)	(66)	137	(77)	(97)	(68)	3	3	(165)
Ending balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717

2018
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	(127)	—	—	—	—	(133)
Recoveries	120	15	66	133	55	1	—	390
Net (charge-offs) recoveries	114	15	(61)	133	55	1	—	257
Provision (credit)	(98)	169	138	(127)	(57)	(11)	—	14
Ending balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

2017
Beginning balance	$2,201	$3,707	$1,241	$106	$100	$109	$—	$7,464
Charge-offs	(119)	—	—	(30)	—	(54)	—	(203)
Recoveries	142	249	161	177	18	1	—	748
Net (charge-offs) recoveries	23	249	161	147	18	(53)	—	545
Provision (credit)	(44)	888	(269)	(180)	(26)	42	—	411
Ending balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420

Index
The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	2,296	318	1,802	382	—	1,858	—	6,656
Total loans individually evaluated for impairment	7,998	318	1,802	382	—	2,328	—	12,828
Loans collectively evaluated for impairment	249,249	385,324	68,041	4,047	4,531	9,517	94	720,803
Total loans held for investment	$257,247	$385,642	$69,843	$4,429	$4,531	$11,845	$94	$733,631
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	3,134	384	2,156	736	—	1,858	—	8,268
Total loans individually evaluated for impairment	8,836	384	2,156	736	—	2,328	—	14,440
Loans collectively evaluated for impairment	249,249	385,324	68,041	4,046	4,531	9,517	95	720,803
Total loans held for investment	$258,085	$385,708	$70,197	$4,782	$4,531	$11,845	$95	$735,243
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	$334	$—	$—	$—	$—	$18	$—	$352
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	334	—	—	—	—	18	—	352
Loans collectively evaluated for impairment	1,850	5,217	1,162	32	27	74	3	8,365
Total loans held for investment	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2018:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	3,269	102	7,811	815	198	1,964	—	14,159
Total loans individually evaluated for impairment	11,995	345	7,811	815	198	2,739	—	23,903
Loans collectively evaluated for impairment	235,119	365,464	75,942	4,742	6,558	8,522	46	696,393
Total loans held for investment	$247,114	$365,809	$83,753	$5,557	$6,756	$11,261	$46	$720,296
Unpaid Principal Balance
Impaired loans with an allowance recorded	$8,726	$243	$—	$—	$—	$775	$—	$9,744
Impaired loans with no allowance recorded	4,321	160	8,078	1,211	249	1,963	—	15,982
Total loans individually evaluated for impairment	13,047	403	8,078	1,211	249	2,738	—	25,726
Loans collectively evaluated for impairment	235,119	365,464	75,942	4,742	6,558	8,522	46	696,393
Total loans held for investment	$248,166	$365,867	$84,020	$5,953	$6,807	$11,260	$46	$722,119
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	$432	$9	$—	$—	$—	$24	$—	$465
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	432	9	—	—	—	24	—	465
Loans collectively evaluated for impairment	1,764	5,019	1,210	79	90	64	—	8,226
Total loans held for investment	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

Included in impaired loans are $0.6 million and $3.1 million of loans guaranteed by government agencies at December 31, 2019 and 2018, respectively. A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2019 and 2018.

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2019	2018
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$6,172	$9,744
Impaired loans without a specific valuation allowance under ASC 310	6,656	14,159
Total impaired loans	$12,828	$23,903
Valuation allowance related to impaired loans	$352	$465

Index
The following table presents impaired loans by class:

	December 31,
	2019	2018
	(in thousands)
Manufactured housing	$7,998	$11,995
Commercial real estate :
Commercial real estate	84	102
SBA 504 1st trust deed	234	243
Land	—	—
Construction	—	—
Commercial	1,802	7,811
SBA	382	815
HELOC	—	198
Single family real estate	2,328	2,739
Consumer	—	—
Total	$12,828	$23,903

The following table summarizes the average investment in impaired loans by class and the related interest income recognized:

	2019		2018		2017
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income

Manufactured housing	$9,171	$640	$8,709	$887	$7,616	$659
Commercial real estate:
Commercial real estate	104	—	108	—	121	1
SBA 504 1st	190	27	341	19	502	19
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	5,491	164	7,520	245	5,176	339
SBA	970	32	874	18	797	21
HELOC	127	11	199	11	259	—
Single family real estate	2,451	127	2,298	144	2,013	103
Consumer	—	—	—	—	—	—
Total	$18,504	$1,001	$20,049	$1,324	$16,484	$1,142

The Company is not committed to lend significant additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	December 31,
	2019	2018	2017
	(in thousands)
Nonaccrual loans	$2,679	$6,226	$6,844
SBA guaranteed portion of loans included above	$290	$2,848	$2,372

Troubled debt restructured loans, gross	$10,774	$16,749	$16,603
Loans 30 through 89 days past due with interest accruing	$1,947	$—	$—
Interest income recognized on impaired loans	$1,001	$1,324	$1,142
Foregone interest on nonaccrual and troubled debt restructured loans	$512	$454	$379
Allowance for loan losses to gross loans held for investment	1.19%	1.21%	1.24%

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

Index
The following table presents the composition of nonaccrual loans by class of loans:

	December 31,
	2019	2018
	(in thousands)
Manufactured housing	$594	$229
Commercial real estate:
Commercial real estate	84	102
SBA 504 1st trust deed	—	—
Land	—	—
Construction	—	—
Commercial	1,619	4,881
SBA	382	816
HELOC	—	198
Single family real estate	—	—
Consumer	—	—
Total	$2,679	$6,226

Included in nonaccrual loans are $0.3 million and $2.8 million of loans guaranteed by government agencies at December 31, 2019 and 2018, respectively.

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

The following tables present gross loans by risk rating:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$256,430	$—	$817	$—	$257,247
Commercial real estate:
Commercial real estate	323,748	3,507	84	—	327,339
SBA 504 1st trust deed	18,250	—	302	—	18,552
Land	4,457	—	—	—	4,457
Construction	33,280	—	2,014	—	35,294
Commercial	66,525	170	1,619	—	68,314
SBA	2,379	28	1,154		3,561
HELOC	4,531	—	—	—	4,531
Single family real estate	11,840	—	5	—	11,845
Consumer	94	—	—	—	94
Total, net	$721,534	$3,705	$5,995	$—	$731,234
Government guarantee	—	1,530	867	—	2,397
Total	$721,534	$5,235	$6,862	$—	$733,631

Index
	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$246,884	$—	$230	$—	$247,114
Commercial real estate:
Commercial real estate	269,855	—	102	—	269,957
SBA 504 1st trust deed	20,109	—	1,048	—	21,157
Land	6,381	—	—	—	6,381
Construction	66,683	1,631	—	—	68,314
Commercial	73,580	—	7,771	—	81,351
SBA	2,770	34	1,557	—	4,361
HELOC	6,558	—	198	—	6,756
Single family real estate	11,256	—	5	—	11,261
Consumer	46	—	—	—	46
Total, net	$704,122	$1,665	$10,911	$—	$716,698
Government guarantee	—	—	3,598	—	3,598
Total	$704,122	$1,665	$14,509	$—	$720,296

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

The following tables summarize the financial effects of TDR loans by class for the periods presented:

	For the Year Ended December 31, 2019
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$25	$25	$25	$25	$2
Commercial	—	—	—	—	—	—
SBA	1	48	48	48	—	—
Total	2	$73	$73	$73	$25	$2

	For the Year Ended December 31, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	12	$1,047	$1,213	$1,100	$1,213	$66
Commercial	3	1,780	1,780	—	1,780	—
SBA	—	—	—	—	—	—
HELOC	—	—	—	—	—	—
Single family real estate	—	—	—	—	—	—
Total	15	$2,827	$2,993	$1,100	$2,993	$66

Index
	For the Year Ended December 31, 2017
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	11	$894	$894	$894	$894	$48
Commercial real estate	3	3,052	3,052	-	3,052	41
SBA	2	298	298	—	298	1
HELOC	-	-	-	-	-	—
Single family real estate	-	-	-	-	-	-
Total	16	$4,244	$4,244	$894	$4,244	$90

The average rate concession was 82 basis points and 73 basis points for the twelve months ended December 31, 2019 and 2018, respectively. The average term extension in months was 147 and 151 for the twelve months ended December 31, 2019 and 2018, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets. The Company had no TDR’s with payment defaults for the twelve months ended December 31, 2019 or 2018.

At December 31, 2019, there were no material loan commitments outstanding on TDR loans.

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

The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2019	2018
	(in thousands)
Balance, beginning	$3,505	$3,505
New loans	—	160
Repayments and other	(343)	(160)
Balance, ending	$3,162	$3,505

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2019 or 2018.

Unfunded loan commitments outstanding with related parties total approximately $0.3 million at December 31, 2019 and $1.0 million at December 31 2018.

Index
5.	PREMISES AND EQUIPMENT

	Year Ended December 31,
	2019	2018
	(in thousands)
Bank premises and land	$3,959	$1,355
Furniture, fixtures and equipment	11,077	10,956
Leasehold improvements	5,106	5,747
Construction in progress	7	5
	20,149	18,063
Accumulated depreciation	(12,494)	(11,682)
Premises and equipment, net	$7,655	$6,381

Lease Obligations

The Company leases certain premises under non-cancelable operating leases expiring through 2028. The following is a schedule of future minimum rental payments under these leases at December 31, 2019:

(in thousands)
2020	$1,015
2021	884
2022	779
2023	705
2024	713
Thereafter	3,291
Total	$7,387

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.3 million, $1.2 million and $1.2 million is included in occupancy expenses for the years ended December 31, 2019, 2018 and 2017, respectively. Total depreciation expense of $0.9 million, $0.8 million, and $0.7 million is included in occupancy expenses for the each of the years ended December 31, 2019, 2018 and 2017, respectively.

6.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of period	$—	$372	$137
Additions	3,401	174	501
Proceeds from dispositions	(844)	(484)	(416)
Gains (losses) on sales, net	(33)	(62)	150
Balance, end of period	$2,524	$—	$372

7.	INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2019	2018	2017
Current:	(in thousands)
Federal	$2,402	$2,130	$3,722
State	1,337	1,208	1,298
	3,739	3,338	5,020
Deferred:
Federal	(242)	(421)	701
State	(86)	(108)	(173)
	(328)	(529)	528
Total provision for income taxes	$3,411	$2,809	$5,548

Index
The reconciliation between the statutory income tax rate and the Company’s effective tax rate follows:

	December 31,
	2019	2018	2017

Federal income tax at statutory rate	21.0%	21.0%	34.0%
State franchise tax, net of federal benefit	8.6%	8.6%	7.2%
Other	0.4%	(2.1)%	(0.4)%
Tax law change	0.0%	0.0%	12.2%
Total provision for income taxes	30.0%	27.5%	53.0%

The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2019	2018
Deferred Tax Assets:	(in thousands)
Allowance for loan losses	$2,663	$2,619
Unrealized loss on AFS securities	14	58
Other	2,446	2,028
Total gross deferred tax assets	5,123	4,705
Deferred tax asset valuation allowance	—	—
Total deferred tax assets	5,123	4,705
Deferred Tax Liabilities:
Deferred state taxes	(266)	(248)
Depreciation	(653)	(446)
Unrealized gain on AFS securities	—	—
Other	(1,032)	(786)
Total deferred tax liabilities	(1,951)	(1,480)
Net deferred tax asset	$3,172	$3,225

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $3.2 million at December 31, 2019 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at December 31, 2019 or December 31, 2018.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740). ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2019.

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

Index
When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the Consolidated Financial Statements in the period in which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  As of December 31, 2019, the Company does not have any uncertain tax positions.

8.	DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2019	2018
	(in thousands)
Non-interest bearing demand deposits	$110,843	$108,161
Interest-bearing deposits:
NOW accounts	25,523	23,085
Money market deposit account	288,755	247,346
Savings accounts	15,689	14,641
Time deposits of $250,000 or more	96,431	93,439
Other time deposits	213,693	229,334
Total deposits	$750,934	$716,006

Of the total deposits at December 31, 2019 $440.8 million may be immediately withdrawn. Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2020	$272,257
2021	25,028
2022	8,375
2023	2,647
2024	1,817
Thereafter	—
Total	$310,124

The Company through the bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”), which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits. At December 31, 2019 and 2018, the Company had $28.7 million and $35.2 million, respectively, of reciprocal CDARS deposits.

The Company also accepts deposits from related parties which totaled $27.1 million at December 31, 2019 and $12.5 million at December 31, 2018.

Index
9.	OTHER BORROWINGS

The following table summarizes the Company’s FHLB advances by maturity date:

	December 31,
	2019		2018
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
January 2, 2019	$—	—	$25,000	2.56%
March 21, 2019	—	—	5,000	2.34%
April 3, 2019	—	—	5,000	2.29%
May 31, 2019	—	—	5,000	2.41%
March 30, 2020	5,000	2.56%	5,000	2.56%
April 3, 2020	15,000	2.54%	15,000	2.54%
April 27, 2020	5,000	2.49%	—	—
May 29, 2020	5,000	2.35%	—	—
October 2, 2020	20,000	1.74%	—	—
April 5, 2021	10,000	2.65%	10,000	2.65%
May 10, 2021	5,000	2.44%	—	—
Total FHLB advances	$65,000		$70,000
Weighted average rate		2.29%		2.52%

The Company through the bank has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total FHLB advances were $65.0 million and $70.0 million at December 31, 2019 and 2018, respectively, borrowed at fixed rates. The Company also had $114.3 million of letters of credit with FHLB at December 31, 2019 to secure public funds. At December 31, 2019, the Company had pledged to the FHLB, $25.6 million of securities and $324.2 million of loans. At December 31, 2019, the Company had $60.5 million available for additional borrowing. At December 31, 2018, the Company had pledged to the FHLB, $32.2 million of securities and $269.4 million of loans. At December 31, 2018, CWB had $35.9 million available for additional borrowing. Total FHLB interest expense for the years ended December 31, 2019, 2018 and 2017 was $1.2 million, $1.0 million and $0.3 million, respectively.

Other Borrowing – In July of 2019, the Company entered into a change in terms on its revolving line of credit agreement for reducing the maximum available to $10.0 million. The line of credit matures July 30, 2022. The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest bearing deposit account. The required balance was $1.2 million at December 31, 2018. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%. At December 31, 2019 and 2018 , the line of credit balance was zero and $5.0 million, respectively.

Federal Reserve Bank –The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans for up to 28 days. There were no outstanding FRB advances as of December 31, 2019 and 2018. Available borrowing capacity was $108.6 million and $103.8 million as of December 31, 2019 and 2018, respectively.

Federal Funds Purchased Lines– The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of December 31, 2019 and 2018.

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

Index
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Commitments to extend credit	$67,538	$57,450
Standby letters of credit	655	—
Total	$68,193	$57,450

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans Held For Investment” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $85,000 and $73,000 as of December 31, 2019 and 2018, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2019 and 2018, manufactured housing loans comprised 33.2% and 32.2%, respectively of total loans. As of December 31, 2019 and 2018, commercial real estate loans accounted for approximately 49.7% and 47.6% of total loans, respectively. Approximately 31.9% and 33.8% of these commercial real estate loans were owner occupied at December 31, 2019 and 2018, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 54.3% and 57.9% at December 31, 2019 and 2018, respectively. The Company was within established policy limits at December 31, 2019 and 2018.

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

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retained all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the loans serviced for others was approximately $76.3 million and $9.2 million at December 31, 2019 and 2018, respectively.

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

At December 31, 2019 and 2018, the Company had accrued salary continuation liability for these agreements of $0.8 million and $0.6 million, respectively. The cash surrender value of the life insurance policies was $6.9 million at December 31, 2019, and is included in other assets.

Index
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

Common Stock

During the years ended December 31, 2019 and 2018, the Company recorded $1.8 million and $1.6 million, respectively of dividends on common stock.

On February 28, 2019, the Board of Directors extended the repurchase program and increased the common stock repurchases to $4.5 million until August 31, 2021. Under this program the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.75 per share.

Stock Option Plans

The Company has one stock option plan available for option grants. Stock options granted in 2019 generally have a vesting period of 5 years and a contractual life of 10 years. The Company recognizes compensation cost for options ratably over the requisite service period for all awards. As of December 31, 2019, 55,100 options were available for future grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the options. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend rate assumption was the dividend yield at grant date. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2019, 2018 and 2017 are as follows:

	December 31,
	2019	2018	2017

Expected life in years	6.2	6.3	6.4
Risk-free interest rate	2.41%	2.85%	2.04%
Expected volatility	27.6%	34.7%	44.1%
Annual dividend rate	2.00%	1.64%	1.49%

Index
A summary of option activity under the plan is presented below:

	Year ended December 31, 2019
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	679	$8.32
Granted	126	10.19
Exercised	(39)	6.92
Forfeited or expired	(35)	7.81
Outstanding options, end of period	731	$8.74	6.9	$1,805
Options exercisable, end of period	394	$7.77	5.9	$1,337
Options expected to vest, end of period	644	$8.52	6.7	$1,721

	Year Ended December 31, 2018
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	680	$7.21
Granted	136	11.61
Exercised	(102)	5.39
Forfeited or expired	(35)	8.16
Outstanding options, end of period	679	$8.32	7.4	$1,400
Options exercisable, end of period	340	$7.39	6.6	$945
Options expected to vest, end of period	588	$8.08	7.2	$1,318

	Year Ended December 31, 2017
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	705	$6.41
Granted	159	10.15
Exercised	(97)	5.05
Forfeited or expired	(87)	8.57
Outstanding options, end of period	680	$7.21	7.5	$2,342
Options exercisable, end of period	319	$6.35	6.6	$1,371
Options expected to vest, end of period	576	$7.03	7.3	$719

As of December 31, 2019, 2018 and 2017, there was $0.6 million, $0.7 million and $0.7 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s plan. That cost is expected to be recognized over a weighted average period of 3.0 years, 3.2 years, and 3.3 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017, was $0.1 million, $0.6 million, and $0.5 million, respectively.

Index
The following table summarizes the change in unvested stock option shares during the year ended December 31, 2019:

	Number of Option Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except per share data)
Unvested options, beginning of period	339	$3.70
Granted	126	2.51
Vested	(105)	3.71
Forfeited	(23)	3.14
Unvested options, end of period	337	$3.29

12.	CAPITAL REQUIREMENTS

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2019 and 2018. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2019
CWB’s actual regulatory ratios	11.41%	10.28%	10.28%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2018
CWB’s actual regulatory ratios	10.83%	9.68%	9.68%	8.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
13.	REVENUE RECOGNITION

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

Index
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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Twelve Months Ended December 31,
In-scope of Topic 606:	2019	2018	2017
Service charges on deposit accounts	$507	$369	$—
Exchange fees and other service charges	159	186	—
Non-interest income (in-scope of Topic 606)	666	555	—
Non-interest income (out-of-scope of Topic 606)	2,941	2,073	—
Total	$3,607	$2,628	$—

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2019 and December 31, 2018, the Company did not have any signficant contract balances.

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

Index
14.	LEASES

As described in Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, effective January 1, 2019, we adopted Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of December 31, 2019, the balance of the right-of-use assets was $6.3 million and the lease liabilities were $6.3 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Twelve Months Ended December 31,
	2019	2018
Lease cost:	(in thousands)
Operating lease cost	1,137	—
Sublease income	—	—
Total lease cost	1,137	—

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	1,117	—
Weighted average remaining lease term in years - operating leases	9.62	—
Weighted average discount rate - operating leases	3.23%	—

Future minimum operating lease payments:

	December 31,
	2019	2018
	(in thousands)
2020	$1,015	$—
2021	884	—
2022	779	—
2023	705	—
2024	713	—
Thereafter	3,291	—
Total future minimum lease payments	$7,387	$—
Less remaining imputed interest	1,071	—
Total lease liabilities	$6,316	$—

15.	EMPLOYEE BENEFIT PLANS

401(k) Plan:

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer up to a maximum of $19,000 (for those under 50 years of age in 2019) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 3% of the participant’s eligible compensation. The Company’s total contribution was $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Compensation Plans:

A deferred compensation plan covers the executive officers. Under the plan, the Company pays each participant a percentage of their base salary plus interest. Vesting occurs at age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $0.1 million resulting in a deferred compensation liability of $1.3 million and $1.1 million as of the year-end 2019 and 2018.

The Company also provides an unfunded nonqualified deferred compensation arrangement to provide supplemental retirement benefits for the Participants which are a select group of management or highly compensated employees of the Company. The Participants may defer up to 30% of their base salary and bonus each plan year. The 36 month certificate of deposit rate is paid on the vested balance.

Index
16.	FAIR VALUE MEASUREMENT

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$167	$-	$-	$167
Investment securities available-for-sale	-	19,264	-	19,264
Interest only strips	-	-	41	41
Servicing assets	-	-	846	846
	$167	$19,264	$887	$20,318

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$121	$-	$-	$121
Investment securities available-for-sale	-	24,931	-	24,931
Interest only strips	-	-	63	63
Servicing assets	-	-	101	101
	$121	$24,931	$164	$25,216

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

Index
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans held for sale, foreclosed real estate and repossessed assets and loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2019:
Impaired loans	$2,334	$—	$2,334	$—
Loans held for sale	42,900	—	42,900	—
Foreclosed real estate and repossessed assets	2,524	—	2,524	—
	$47,758	$—	$47,758	$—

As of December 31, 2018:
Impaired loans	$5,592	$—	$5,592	$—
Loans held for sale	49,050	—	49,050	—
Foreclosed real estate and repossessed assets	—	—	—	—
	$54,642	$—	$54,642	$—

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

Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price. As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy. At December 31, 2019 and 2018, the Company had loans held for sale with an aggregate carrying value of $42.0 million and $48.4 million respectively.

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

Index
The estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$82,661	$82,661	$—	$—	$82,661
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	25,563	167	25,399	—	25,566
Loans, net	766,846	—	752,287	9,907	762,194
Financial liabilities:
Deposits	750,934	—	751,398	—	751,398
Other borrowings	65,000	—	65,236	—	65,236

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$56,915	$56,915	$—	$—	$56,915
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	32,353	121	32,079	—	32,200
Loans, net	759,552	—	735,377	17,846	753,223
Financial liabilities:
Deposits	716,006	—	712,900	—	712,900
Other borrowings	75,000	—	74,930	—	74,930

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in the net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2019, the Company’s interest rate risk profile was within Board-approved limits.

The Company’s subsidiary bank has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits. Such limits are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.

Fair value of commitments

Loan commitments on which the committed interest rates were less than the current market rate are insignificant at December 31, 2019 and 2018. The estimated fair value of standby letters of credit outstanding at December 31, 2018 was also insignificant.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Year Ended December 31,
	2019	2018	2017
Unrealized holding gains (losses ) on AFS	(in thousands)
Beginning balance	$(141)	$25	$(29)
Other comprehensive income (loss) before reclassifications	63	(107)	54
Amounts reclassified from accumulated other comprehensive income	—	(59)	—
Net current-period other comprehensive income	63	(166)	54
Ending Balance	$(78)	$(141)	$25

There were no reclassifications out of accumulated other comprehensive income for the years ended December 31, 2019, 2018 and 2017.

Index
18.	PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets

	December 31,
	2019	2018
	(in thousands)
Assets:
Cash and cash equivalents (including interest-bearing deposits in other financial institutions)	$972	$299
Investment in subsidiary	81,171	72,429
Total loans	—	8,355
Other assets	168	240
Total assets	$82,311	$81,323

Liabilities and Stockholders’ Equity:
Other borrowings	$—	$5,000
Other liabilities	333	172
Total liabilities	333	5,172
Total stockholders’ equity	81,978	76,151
Total liabilities and stockholders’ equity	$82,311	$81,323

COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2019	2018	2017
	(in thousands)
Interest income	$227	$264	$60
Interest expense	111	329	196
Net interest expense	116	(65)	(136)
Provision for loan losses	(145)	60	—
Net interest income after provision for loan losses	261	(125)	(136)
Income from consolidated subsidiary	8,145	7,844	5,441
Total income	8,406	7,719	5,305
Total non-interest expenses	405	516	669
Income before income tax benefit	8,001	7,203	4,636
Income tax benefit	38	(206)	(279)
Net income	$7,963	$7,409	$4,915

Index
COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2019	2018	2017
	(in thousands)
Cash Flows from Operating Activities:
Net income	$7,963	$7,409	$4,915
Adjustments to reconcile net income to cash provided by operating activities:	—	—	—
Equity in undistributed income from subsidiary	(8,145)	(7,844)	(5,441)
Stock-based compensation	382	478	537
Changes in:	—	—	—
Other assets	72	(50)	129
Other liabilities	161	157	(99)
Net cash provided by operating activities	433	150	41
Cash Flows from Investing Activities:	—	—	—
Loan originations and principal collections, net	8,355	(3,440)	(4,915)
Net dividends from and investment in subsidiary	(534)	6,158	3,201
Net cash provided by (used in) investing activities	7,821	2,718	(1,714)
Cash Flows from Financing Activities:
Net increase (decrease) from other borrowings	(5,000)	(1,843)	2,843
Common stock dividends paid	(1,821)	(1,581)	(1,264)
Common stock repurchase	(1,030)	(669)	—
Proceeds from issuance of common stock	270	551	492
Net cash used in financing activities	(7,581)	(3,542)	2,071
Net (decrease) increase in cash and cash equivalents	673	(674)	398
Cash and cash equivalents at beginning of year	299	973	575
Cash and cash equivalents at end of year	$972	$299	$973

Index
19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$11,025	$11,367	$11,719	$11,628	$45,739
Interest expense	2,802	2,869	2,921	2,790	11,382
Net interest income	8,223	8,498	8,798	8,838	34,357
Provision (credit) for loan losses	(57)	177	(75)	(210)	(165)
Net interest income after provision for loan losses	8,280	8,321	8,873	9,048	34,522
Non-interest income	604	692	647	1,664	3,607
Non-interest expenses	6,717	6,760	6,464	6,814	26,755
Income before income taxes	2,167	2,253	3,056	3,898	11,374
Provision for income taxes	657	673	902	1,179	3,411
Net income	$1,510	$1,580	$2,154	$2,719	$7,963
Earnings per share:
Income per common share - basic	$0.18	$0.19	$0.25	$0.32	$0.94
Income per common share - diluted	$0.18	$0.18	$0.25	$0.32	$0.93

	December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$9,988	$10,401	$11,201	$11,041	$42,631
Interest expense	1,638	2,090	2,573	2,687	8,988
Net interest income	8,350	8,311	8,628	8,354	33,643
(Credit) provision for loan losses	(144)	117	(197)	238	14
Net interest income after provision for loan losses	8,494	8,194	8,825	8,116	33,629
Non-interest income	639	688	641	660	2,628
Non-interest expenses	6,533	6,257	6,402	6,847	26,039
Income before income taxes	2,600	2,625	3,064	1,929	10,218
Provision for income taxes	786	758	695	570	2,809
Net income	$1,814	$1,867	$2,369	$1,359	$7,409
Earnings per share:
Income per common share - basic	$0.22	$0.23	$0.29	$0.16	$0.89
Income per common share - diluted	$0.21	$0.21	$0.27	$0.16	$0.88

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer, and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2019, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the SEC under the Exchange Act.

Report on Management’s Assessment of Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Management concluded that, based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

The Company’s management has also evaluated, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, whether there were any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019. Based upon this evaluation, the Company’s management has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only the management’s report in this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Index
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year. Such information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its directors, principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions and employees. A copy of the code of ethics is available on the Company’s website at www.communitywest.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2020 Annual Meeting of Shareholders . Such information is incorporated herein by reference.

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

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 48

Consolidated Balance Sheets as of December 31, 2019 and 2018	Page 50

Consolidated Income Statements for the three years ended December 31, 2019, 2018 and 2017	Page 51

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2019, 2018 and 2017	Page 52

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2019, 2018 and 2017	Page 53

Consolidated Statements of Cash Flows for the three years ended December 31, 2019, 2018 and 2017	Page 54

Notes to Consolidated Financial Statements	Page 55

(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

Index
EXHIBITS

(3) Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

3.3	Second Amended and Restated Articles of Incorporation (6)

3.4	Bylaws (1)

3.5	Certificate of Amendment of Bylaws (6)

4.1	Common Stock Certificate (3)

4.2	Warrant to Purchase 521,158 shares of Common Stock, dated December 19, 2008, issued to the United States Department of the Treasury (7)

10.3*	Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (2)

10.22*	Community West Bancshares 2006 Stock Option Plan (4)

10.23*	Community West Bancshares 2006 Stock Option Plan form of Stock Option Agreement (4)

10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (7)

10.38*	Salary Continuation Agreement, dated January 28, 2014, between Community West Bank and Martin E. Plourd. (8)

10.39*	Community West Bancshares 2014 Stock Option Plan and Form of Stock Option Agreement (9)

10.41*	Employment and Confidentiality Agreement, dated June 1, 2015, among Community West Bank, Community West Bancshares and William F. Filippin. (10)

10.42	Promissory Note, dated October 29, 2015, between Community West Bancshares and Grandpoint Bank. (10)

10.44*	Employment and Confidentiality Agreement, dated April 1, 2017, among Community West Bank, Community West Bancshares and Susan C. Thompson. (11)

10.45	Promissory Note, dated July 24, 2017, between Community West Bancshares and Grandpoint Bank. (11)

10.46	Amendment to the Community West Bancshares 2014 Stock Option Plan (12)

10.47*	Employment and Confidentiality Agreement, dated July 23, 2018 among Community West Bank and T. Joseph Stronks, (13)

10.48*	Employment and Confidentiality Agreement, dated July 23, 2018 among Community West Bank and Paul S. Ulrich, (13)

10.49*	Salary Continuation Agreement, dated September 28, 2018, between Community West Bank and William Filippin (13)

21	Subsidiaries of the Registrant (5)

23.2	Consent of RSM US LLP**

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S. C. Section 1350 **

Index
101.INS	XBRL Taxonomy Instance Document***
101.SCH	XBRL Taxonomy Schema Document***
101.CAL	XBRL Taxonomy Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Definition Linkbase Document***
101.LAB	XBRL Taxonomy Label Linkbase Document***
101.PRE	XBRL Taxonomy Presentation Linkbase Document***

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008.

(3)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007.

(7)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on November 3, 2011.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on January 29, 2014.

(9)	Incorporated by reference from Registrant’s Statement on Form S-8 (File No 333-201281) filed with the Commission on December 29, 2014.

(10)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2015 filed with the Commission on November 6, 2015.

(11)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and six months ended June 30, 2017 filed with the Commission on August 4, 2017.

(12)	Incorporated by reference from the Registrant’s Statement on Form S-8 (File No 323-218994) filed with the Commission on June 27, 2017.

(13)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2018 filed with the Commission on November 2, 2018.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 10, 2020	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 10, 2020
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer and Director	March 10, 2020
Martin E. Plourd	(Principal Executive Officer)

/s/ Susan C. Thompson	Executive Vice President and Chief Financial Officer	March 10, 2020
Susan C. Thompson	(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 10, 2020
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 10, 2020
Jean W. Blois

/s/ Dana L. Boutain	Director	March 10, 2020
Dana L. Boutain

/s/ Tom L. Dobyns	Director	March 10, 2020
Tom L. Dobyns

/s/ John D. Illgen	Director and Secretary of the Board	March 10, 2020
John D. Illgen

/s/ James W. Lokey	Director	March 10, 2020
James W. Lokey

/s/ Shereef Moharram	Director	March 10, 2020
Shereef Moharram

/s/ Kirk B. Stovesand	Director	March 10, 2020
Kirk B. Stovesand