Form 10-Q
period 2020-03-31
COMMUNITY WEST BANCSHARES /
filed 2020-05-08
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,472,463 as of April 24, 2020.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019	2
Consolidated Income Statements for the three months ended March 31, 2020 and 2019 (unaudited)	3
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 (unaudited)	4
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2020 and 2019 (unaudited)	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	51
Item 4 – Controls and Procedures	51

Part II. Other Information
Item 1 – Legal Proceedings	52
Item 1A – Risk Factors	52
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3 – Defaults Upon Senior Securities	53
Item 4 – Mine Safety Disclosures	53
Item 5 – Other Information	53
Item 6 – Exhibits	54

Signatures	54

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$3,000	$2,536
Federal funds sold	2	3
Interest-earning demand in other financial institutions	86,663	80,122
Cash and cash equivalents	89,665	82,661
Investment securities - available-for-sale, at fair value; amortized cost of $18,226 at March 31, 2020 and $19,382 at December 31, 2019	18,059	19,264
Investment securities - held-to-maturity, at amortized cost; fair value of $6,019 at March 31, 2020 and $6,302 at December 31, 2019	5,739	6,132
Investment securities - measured at fair value; amortized cost of $66 at March 31, 2020 and December 31, 2019.	111	167
Federal Home Loan Bank stock, at cost	2,970	2,714
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	39,458	42,046
Held for investment, net of allowance for loan losses of $9,167 at March 31, 2020 and $8,717 at December 31, 2019	733,371	724,800
Total loans	772,829	766,846
Other assets acquired through foreclosure, net	2,707	2,524
Premises and equipment, net	7,501	7,655
Other assets	24,254	24,534
Total assets	$925,208	$913,870
Liabilities:
Deposits:
Non-interest-bearing demand	$121,293	$110,843
Interest-bearing demand	286,736	314,278
Savings	16,016	15,689
Certificates of deposit ($250,000 or more)	93,615	96,431
Other certificates of deposit	193,939	213,693
Total deposits	711,599	750,934
Other borrowings	115,000	65,000
Other liabilities	15,448	15,958
Total liabilities	842,047	831,892
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,472,463 shares issued and outstanding at March 31, 2020 and 8,472,463 at December 31, 2019	42,671	42,586
Retained earnings	40,602	39,470
Accumulated other comprehensive (loss)	(112)	(78)
Total stockholders’ equity	83,161	81,978
Total liabilities and stockholders’ equity	$925,208	$913,870

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$10,664	$10,541
Investment securities and other	311	484
Total interest income	10,975	11,025
Interest expense:
Deposits	2,122	2,444
Other borrowings	390	358
Total interest expense	2,512	2,802
Net interest income	8,463	8,223
(Credit) provision for loan losses	392	(57)
Net interest income after provision for loan losses	8,071	8,280
Non-interest income:
Other loan fees	341	258
Gains from loan sales, net	190	—
Document processing fees	124	87
Service charges	134	139
Other	161	120
Total non-interest income	950	604
Non-interest expenses:
Salaries and employee benefits	4,398	4,381
Occupancy, net	758	782
Professional services	383	381
Data processing	283	224
Depreciation	208	213
FDIC assessment	144	170
Advertising and marketing	153	129
Stock based compensation	85	95
Other	317	342
Total non-interest expenses	6,729	6,717
Income before provision for income taxes	2,292	2,167
Provision for income taxes	694	657
Net income	$1,598	$1,510
Earnings per share:
Basic	$0.19	$0.18
Diluted	$0.19	$0.18
Weighted average number of common shares outstanding:
Basic	8,472	8,491
Diluted	8,579	8,604
Dividends declared per common share	$0.055	$0.050

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income	$1,598	$1,510
Other comprehensive (loss) income, net:
Unrealized (loss) income on securities available-for-sale (AFS), net (tax effect of $14 and $(5) for each respective period presented)	(34)	7
Net other comprehensive (loss) income	(34)	7
Comprehensive income	$1,564	$1,517

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended March 31, 2020	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2019:	8,472	$42,586	$(78)	$39,470	$81,978
Net income	—	—	—	1,598	1,598
Exercise of stock options	—	—	—	—	—
Stock based compensation	—	85	—	—	85
Common stock repurchase	—	—	—	—	—
Dividends on common stock	—	—	—	(466)	(466)
Other comprehensive (loss), net	—	—	(34)	—	(34)
Balance, March 31, 2020	8,472	$42,671	$(112)	$40,602	$83,161

Three Months Ended March 31, 2019	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2018:	8,533	$42,964	$(141)	$33,328	$76,151
Net income	—	—	—	1,510	1,510
Exercise of stock options	6	43	—	—	43
Stock based compensation	—	95	—	—	95
Common stock repurchase	(89)	(929)	—	—	(929)
Dividends on common stock	—	—	—	(424)	(424)
Other comprehensive income, net	—	—	7	—	7
Balance, March 31, 2019	8,450	$42,173	$(134)	$34,414	$76,453

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$1,598	$1,510
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	392	(57)
Depreciation	208	213
Stock based compensation	85	95
Deferred income taxes	226	212
Net accretion of discounts and premiums for investment securities	29	20
(Gains) Losses on:
Sale of loans, net	(190)	—
Sale of assets, net	—	7
Loans originated for sale and principal collections, net	2,588	1,360
Changes in:
Investment securities held at fair value	56	(24)
Other assets	(113)	401
Other liabilities	(282)	(22)
Servicing assets, net	(124)	8
Net cash provided by operating activities	4,473	3,723
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	1,136	582
Principal pay downs and maturities of held-to-maturity securities	385	225
Loan originations and principal collections, net	(8,879)	(3,169)
Purchase of restricted stock, net	(256)	—
Purchase of premises and equipment, net	(54)	(33)
Net cash used in investing activities	(7,668)	(2,395)
Cash flows from financing activities:
Net (decrease) increase in deposits	(39,335)	18,723
Net increase (decrease) in borrowings	50,000	(22,250)
Exercise of stock options	—	43
Cash dividends paid on common stock	(466)	(424)
Common stock repurchase	—	(929)
Net cash provided (used) by financing activities	10,199	(4,837)
Net increase cash and cash equivalents	7,004	(3,509)
Cash and cash equivalents at beginning of period	82,661	56,915
Cash and cash equivalents at end of period	$89,665	$53,406
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,134	$2,521
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	106	—
Operating lease right-of-use asset	—	8,350
Operating lease liability	—	8,350

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2020 and 2019, and for the three months, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2019 and for the three months ended March 31, 2019 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and Small Business Association (“SBA”).  The Company did not incur any lower of cost or fair value provision in the three months ended March 31, 2020 and 2019.

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

Guidance on Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (Cares Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant.  The modifications completed in the three months ended March 31, 2020 were immaterial.

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

Consumer Loans

All consumer loans (excluding real estate mortgages, HELOCs and cash secured loans) are charged-off or charged-down to net recoverable value before becoming 120 days or five payments delinquent.

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

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  This update amends the accounting requirements for leases by requiring recognition of lease liabilities and related right-of-use assets on the balance sheet.  Lessees are required to recognize a lease liability measured on a discounted basis, which is the lessee’s right to use, or control the use of, a specified asset for the lease term.  We adopted Topic 842 using the modified retrospective approach.  We have recorded the cumulative effects on our balance sheet as of the effective date. As a result of the adoption, there was no impact on net income.  We recorded operating lease right-of-use assets of $8.4 million and lease liabilities of $8.4 million upon adoption. As of March 31, 2020, the operating lease right-of-use assets was $6.1 million and lease liabilities of $6.1 million. As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed us to carry forward the historical lease classifications.  Leases with a term of 12 months or less are not recorded on the balance sheet.  See Note 11, Leases for further information.

In June of 2016, the FASB issued updated guidance codified within ASU-2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2023. The Company is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

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

In March 2020, the FASB issued updated guidance codified within ASU-2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The Company is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,513	$—	$(51)	$7,462
U.S. government agency collateralized mortgage obligations (“CMO”)	10,713	27	(143)	10,597
Total	$18,226	$27	$(194)	$18,059

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$5,739	$280	$—	$6,019
Total	$5,739	$280	$—	$6,019

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$45	$—	$111
Total	$66	$45	$—	$111

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$8,112	$—	$(64)	$8,048
U.S. government agency collateralized mortgage obligations (“CMO”)	11,270	23	(77)	11,216
Total	$19,382	$23	$(141)	$19,264

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$6,132	$189	$(19)	$6,302
Total	$6,132	$189	$(19)	$6,302

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$101	$—	$167
Total	$66	$101	$—	$167

At March 31, 2020 and December 31, 2019, $23.8 million and $25.6 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	March 31, 2020
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$1,073	2.1%	$6,389	2.6%	$—	—	$7,462	2.5%
U.S. government agency CMO	516	2.3%	8,773	1.4%	1,308	1.4%	—	—	10,597	1.4%
Total	$516	2.3%	$9,846	1.4%	$7,697	2.4%	$—	—	$18,059	1.9%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$4,963	3.2%	$—	0.0%	$776	3.6%	$5,739	3.3%
Total	$—	—	$4,963	3.2%	$—	0.0%	$776	3.6%	$5,739	3.3%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$111	—
Total	$—	—	$—	—	$—	—	$—	—	$111	—

	December 31, 2019
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$1,094	2.3%	$6,954	2.8%	$—	—	$8,048	2.8%
U.S. government agency CMO	—	—	3,766	2.1%	6,121	2.3%	1,329	2.4%	11,216	2.3%
Total	$—	—	$4,860	2.2%	$13,075	2.6%	$1,329	2.4%	$19,264	2.5%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%
Total	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$167	—
Total	$—	—	$—	—	$—	—	$—	—	$167	—

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	March 31,		December 31,
	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$505	$516	$—	$—
After one year through five years	9,930	9,846	4,884	4,860
After five years through ten years	7,791	7,697	13,121	13,075
After ten years	—	—	1,377	1,329
Total	$18,226	$18,059	$19,382	$19,264

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	4,963	5,119	2,465	2,565
After five years through ten years	—	—	2,887	2,892
After ten years	776	900	780	845
Total	$5,739	$6,019	$6,132	$6,302

Securities measured at fair value
Farmer Mac class A stock	$66	$111	$66	$167
Total	$66	$111	$66	$167

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

March 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$2	$1,117	$49	$6,344	$51	$7,461
U.S. government agency CMO	18	2,075	125	6,524	143	8,599
Total	$20	$3,192	$174	$12,868	$194	$16,060

Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3	$1,126	$61	$6,922	$64	$8,048
U.S. government agency CMO	25	5,275	52	2,264	77	7,539
Total	$28	$6,401	$113	$9,186	$141	$15,587
Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$19	$2,139	$19	$2,139
Total	$—	$—	$19	$2,139	$19	$2,139

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of March 31, 2020 and December 31, 2019, there were 21 and 20 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2020 and December 31, 2019, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of March 31, 2020 and December 31, 2019, the Company had approximately $9.4 million and $10.4 million, respectively, of SBA loans included in loans held for sale.  As of March 31, 2020 and December 31, 2019, the principal balance of SBA loans serviced for others was $4.6 million and $5.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of March 31, 2020 and December 31, 2019, the Company had $30.1 million and $31.6 million of USDA loans included in loans held for sale, respectively. As of March 31, 2020 and December 31, 2019, the principal balance of USDA loans serviced for others was $1.9 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$263,484	$257,247
Commercial real estate	391,207	385,642
Commercial	68,271	69,843
SBA	4,019	4,429
HELOC	4,196	4,531
Single family real estate	11,357	11,845
Consumer	71	94
	742,605	733,631
Allowance for loan losses	(9,167)	(8,717)
Deferred fees, net	(14)	(58)
Discount on SBA loans	(53)	(56)
Total loans held for investment, net	$733,371	$724,800

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	March 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$262,159	$362	$34	$—	$396	$929	$263,484	$—
Commercial real estate:
Commercial real estate	329,864	—	—	—	—	84	329,948	—
SBA 504 1st trust deed	21,450	—	—	—	—	—	21,450	—
Land	4,862	—	—	—	—	—	4,862	—
Construction	34,947	—	—	—	—	—	34,947	—
Commercial	66,725	1	—	—	1	1,545	68,271	—
SBA	3,644	—	17	—	17	358	4,019	—
HELOC	4,196	—	—	—	—	—	4,196	—
Single family real estate	11,331	26	—	—	26	—	11,357	—
Consumer	71	—	—	—	—	—	71	—
Total	$739,249	$389	$51	$—	$440	$2,916	$742,605	$—

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$256,251	$156	$246	$—	$402	$594	$257,247	$—
Commercial real estate:
Commercial real estate	327,255	—	—	—	—	84	327,339	—
SBA 504 1st trust deed	17,151	1,401	—	—	1,401	—	18,552	—
Land	4,457	—	—	—	—	—	4,457	—
Construction	35,294	—	—	—	—	—	35,294	—
Commercial	68,224	—	—	—	—	1,619	69,843	—
SBA	3,935	112	—	—	112	382	4,429	—
HELOC	4,531	—	—	—	—	—	4,531	—
Single family real estate	11,813	32	—	—	32	—	11,845	—
Consumer	94	—	—	—	—	—	94	—
Total	$729,005	$1,701	$246	$—	$1,947	$2,679	$733,631	$—

Allowance for Loan Losses

While we have experienced fluctuations in credit quality indicators in recent periods, credit quality remained stable at March 31, 2020.  However, the COVID-19 pandemic has led to the temporary closure of business throughout the communities in which we serve, which has led to increased unemployment. Therefore, we increased the economic factor in our ALL calculation during the quarter to account for inherent risk within the loan portfolio as of March 31, 2020.  We continue to monitor the economic impact from COVID-19 as it relates to credit risk to ensure the ALL is appropriate.

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance	$8,717	$8,691
Charge-offs	—	(17)
Recoveries	58	31
Net recoveries	58	14
Provision (credit)	392	(57)
Ending balance	$9,167	$8,648

As of March 31, 2020 and December 31, 2019, the Company had reserves for credit losses on undisbursed loans of $76,000 and $85,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	20	27	3	2	—	—	58
Net recoveries	6	20	27	3	2	—	—	58
Provision (credit)	174	247	(25)	(6)	(2)	4	—	392
Ending balance	$2,364	$5,484	$1,164	$29	$27	$96	$3	$9,167

2019
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(17)	—	—	—	—	(17)
Recoveries	6	—	19	5	1	—	—	31
Net recoveries	6	—	2	5	1	—	—	14
Provision (credit)	(14)	30	7	(40)	(43)	3	—	(57)
Ending balance	$2,188	$5,058	$1,219	$44	$48	$91	$—	$8,648

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of March 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,327	$—	$—	$—	$—	$465	$—	$5,792
Impaired loans with no allowance recorded	2,467	316	1,694	357	—	1,848	—	6,682
Total loans individually evaluated for impairment	7,794	316	1,694	357	—	2,313	—	12,474
Loans collectively evaluated for impairment	255,690	390,891	66,577	3,662	4,196	9,044	71	730,131
Total loans held for investment	$263,484	$391,207	$68,271	$4,019	$4,196	$11,357	$71	$742,605
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,327	$—	$—	$—	$—	$465	$—	$5,792
Impaired loans with no allowance recorded	3,336	382	1,950	718	—	1,848	—	8,234
Total loans individually evaluated for impairment	8,663	382	1,950	718	—	2,313	—	14,026
Loans collectively evaluated for impairment	255,690	390,891	66,577	3,662	4,196	9,044	71	730,131
Total loans held for investment	$264,353	$391,273	$68,527	$4,380	$4,196	$11,357	$71	$744,157
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$324	$—	$—	$—	$—	$17	$—	$341
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	324	—	—	—	—	17	—	341
Loans collectively evaluated for impairment	2,040	5,484	1,164	29	27	79	3	8,826
Total loans held for investment	$2,364	$5,484	$1,164	$29	$27	$96	$3	$9,167

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	2,296	318	1,802	382	—	1,858	—	6,656
Total loans individually evaluated for impairment	7,998	318	1,802	382	—	2,328	—	12,828
Loans collectively evaluated for impairment	249,249	385,324	68,041	4,047	4,531	9,517	94	720,803
Total loans held for investment	$257,247	$385,642	$69,843	$4,429	$4,531	$11,845	$94	$733,631
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	3,134	384	2,156	736	—	1,858	—	8,268
Total loans individually evaluated for impairment	8,836	384	2,156	736	—	2,328	—	14,440
Loans collectively evaluated for impairment	249,249	385,324	68,041	4,047	4,531	9,517	94	720,803
Total loans held for investment	$258,085	$385,708	$70,197	$4,783	$4,531	$11,845	$94	$735,243
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$334	$—	$—	$—	$—	$18	$—	$352
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	334	—	—	—	—	18	—	352
Loans collectively evaluated for impairment	1,850	5,217	1,162	32	27	74	3	8,365
Total loans held for investment	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717

Included in impaired loans are $0.5 million and $0.6 million of loans guaranteed by government agencies at March 31, 2020 and December 31, 2019, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

The table below reflects recorded investment in loans classified as impaired:

	March 31, 2020	December 31, 2019
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$5,792	$6,172
Impaired loans without a specific valuation allowance under ASC 310	6,682	6,656
Total impaired loans	$12,474	$12,828
Valuation allowance related to impaired loans	$341	$352

The following table summarizes impaired loans by class of loans:

	March 31, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$7,794	$7,998
Commercial real estate :
Commercial real estate	84	84
SBA 504 1st trust deed	232	234
Land	—	—
Construction	—	—
Commercial	1,694	1,802
SBA	357	382
HELOC	—	—
Single family real estate	2,313	2,328
Consumer	—	—
Total	$12,474	$12,828

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended March 31,
	2020		2019
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,923	$135	$10,386	$166
Commercial real estate:
Commercial real estate	84	—	98	—
SBA 504 1st trust deed	234	4	239	4
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,754	2	7,573	43
SBA	371	—	790	—
HELOC	—	—	193	5
Single family real estate	2,329	31	2,618	34
Consumer	—	—	—	—
Total	$12,695	$172	$21,897	$252

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans	$2,916	$2,679
Government guaranteed portion of loans included above	$272	$290

Troubled debt restructured loans, gross	$10,451	$10,774
Loans 30 through 89 days past due with interest accruing	$440	$1,947
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.23%	1.19%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended March 31, 2020 and 2019, was $0.1 million.

The following table presents the composition of nonaccrual loans by class of loans:

	March 31, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$929	$594
Commercial real estate:
Commercial real estate	84	84
SBA 504 1st trust deed	—	—
Land	—	—
Construction	—	—
Commercial	1,545	1,619
SBA	358	382
HELOC	—	—
Single family real estate	—	—
Consumer	—	—
Total	$2,916	$2,679

Included in nonaccrual loans are $0.3 million of loans guaranteed by government agencies at March 31, 2020 and $0.3 million at December 31, 2019.

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

The following tables present gross loans by risk rating:

	March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$262,356	$—	$1,128	$—	$263,484
Commercial real estate:
Commercial real estate	326,383	1,926	1,639	—	329,948
SBA 504 1st trust deed	20,815	338	296	—	21,449
Land	4,862	—	—	—	4,862
Construction	32,856	—	2,091	—	34,947
Commercial	65,060	1,010	1,611	—	67,681
SBA	2,891	—	294	—	3,185
HELOC	4,196	—	—	—	4,196
Single family real estate	11,352	—	5	—	11,357
Consumer	71	—	—	—	71
Total, net	730,842	3,274	7,064	—	741,180
Government guarantee	—	—	1,425	—	1,425
Total	$730,842	$3,274	$8,489	$—	$742,605

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$256,430	$—	$817	$—	$257,247
Commercial real estate:
Commercial real estate	323,748	3,507	84	—	327,339
SBA 504 1st trust deed	18,250	—	302	—	18,552
Land	4,457	—	—	—	4,457
Construction	33,280	—	2,014	—	35,294
Commercial	66,525	170	1,619	—	68,314
SBA	2,379	28	1,154		3,561
HELOC	4,531	—	—	—	4,531
Single family real estate	11,840	—	5	—	11,845
Consumer	94	—	—	—	94
Total, net	721,534	3,705	5,995	$—	731,234
Government guarantee	—	1,530	867	—	2,397
Total	$721,534	$5,235	$6,862	$—	$733,631

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended March 31, 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$56	$56	$56	$56	$1
Total	1	$56	$56	$56	$56	$1

	For the Three Months Ended March 31, 2019
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
SBA	1	$48	$48	$48	$—	$—
Total	1	$48	$48	$48	$—	$—

There was one new TDR loan for the three months ended March 31, 2020 and 2019.  The rate concession was 100 basis points for the three months ended March 31, 2020 and 200 basis points for the three months ended March 31, 2019.  The term extension in months was 181 for the three months ended March 31, 2020 and the term extension was 47 for the three months ended March 31, 2019.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three months ended March 31, 2020 or 2019.

At March 31, 2020 there were no material loan commitments outstanding on TDR loans.

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant.  The modifications completed in the three months ended March 31, 2020 were immaterial.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$2,524	$—
Additions	106	—
Proceeds from dispositions	—	—
Gain (loss) on foreclosed assets, net	77	—
Third-party portion of writedown/loss	—	—
Balance, end of period	$2,707	$—

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The balance is primarily attributable to a single commercial agricultural relationship.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2020 and December 31, 2019.  The estimated fair value amounts for March 31, 2020 and December 31, 2019 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$111	$—	$—	$111
Investment securities available-for-sale	—	18,059	—	18,059
Interest only strips	—	—	38	38
Servicing assets	—	—	970	970
Total	$111	$18,059	$1,008	$19,178

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$167	$—	$—	$167
Investment securities available-for-sale	—	19,264	—	19,264
Interest only strips	—	—	41	41
Servicing assets	—	—	846	846
Total	$167	$19,264	$887	$20,318

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2020:
Impaired loans	$2,506	$—	$2,506	$—
Loans held for sale	42,942	—	42,942	—
Foreclosed real estate and repossessed assets	2,707	—	2,707	—
Total	$48,155	$—	$48,155	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2019:
Impaired loans	$2,334	$—	$2,334	$—
Loans held for sale	42,900	—	42,900	—
Foreclosed real estate and repossessed assets	2,524	—	2,524	—
Total	$47,758	$—	$47,758	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$89,665	$89,665	$—	$—	$89,665
FRB and FHLB stock	4,343	—	4,343	—	4,343
Investment securities	23,909	111	24,078	—	24,189
Loans, net	772,829	—	767,822	9,395	777,217
Financial liabilities:
Deposits	711,599	—	752,858	—	752,858
Other borrowings	115,000	—	105,674	—	105,674

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$82,661	$82,661	$—	$—	$82,661
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	25,563	167	25,399	—	25,566
Loans, net	766,846	—	752,287	9,907	762,194
Financial liabilities:
Deposits	750,934	—	751,398	—	751,398
Other borrowings	65,000	—	65,236	—	65,236

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2020 and December 31, 2019, the Company had loans held for sale with an aggregate carrying value of $39.5 million and $42.0 million respectively.

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

There were $0.6 million standby letters of credit outstanding at March 31, 2020 and zero at December 31, 2019.  Unfunded loan commitments at March 31, 2020 and December 31, 2019 were $59.8 million and $57.5 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $105.0 million and $65.0 million at March 31, 2020 and December 31, 2019, respectively, borrowed at fixed rates.  The Company also had $89.3 million of letters of credit with FHLB at March 31, 2020 to secure public funds.  At March 31, 2020, CWB had pledged to the FHLB $23.8 million of securities and $329.9 million of loans.  At March 31, 2020, CWB had $32.9 million available for additional borrowing.  At December 31, 2019, CWB had pledged to the FHLB $25.6 million of securities and $324.2 million of loans.  At December 31, 2019, CWB had $60.5 million available for additional borrowing. Total FHLB interest expense for the three months ended March 31, 2020 and March 31, 2019 was $0.4 million and $0.3 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of March 31, 2020 and December 31, 2019.  Available borrowing capacity was $110.7 million and $108.6 million as of March 31, 2020 and December 31, 2019, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of March 31, 2020 and December 31, 2019.

Line of Credit - In July of 2019, the Company entered into a change of terms on its revolving line of credit agreement for up to $10.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account, which was $2.5 million at March 31, 2020.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  As of March 31, 2020, the outstanding balance of the revolving line of credit was $10.0 million at a rate of 5.33%.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended March 31,
	2020	2019
	Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(78)	$(141)
Other comprehensive income before reclassifications	(34)	7
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income	(34)	7
Ending Balance	$(112)	$(134)

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2021.  Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share.  There were no common stock shares repurchased under this program during the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company paid common stock dividends of $0.5 million.

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

In November 2019, the federal banking agencies jointly issued a final rule which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio framework. The final rule was effective January 1, 2020. Under this framework the bank would choose the option of using the community bank leverage ratio (CBLR).  In order to qualify, a community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules. The Company chose the CBLR option for calculation of its capital ratio in the first quarter of 2020.

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2020 and December 31, 2019.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
March 31, 2020
CWB’s actual regulatory ratios	11.60%	10.42%	10.42%	9.21%	9.21%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2019
CWB’s actual regulatory ratios	11.41%	10.28%	10.28%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

There are no conditions or events since March 31, 2020 that management believes have changed the Company’s or the Bank’s risk-based capital category.

10.	REVENUE RECOGNITION

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended March 31,
	2020	2019
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$120	$125
Exchange fees and other service charges	40	35
Non-interest income (in-scope of Topic 606)	160	160
Non-interest income (out-of-scope of Topic 606)	790	444
Total	$950	$604

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of March 31, 2020 and December 31, 2019, the Company did not have any signficant contract balances.

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

As described in Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, effective January 1, 2019, we adopted Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of March 31, 2020, the balance of the right-of-use assets was $6.1 million and the lease liabilities were $6.1 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Three Months Ended March 31,
	2020	2019
Lease cost:	(in thousands)
Operating lease cost	277	303
Sublease income	—	—
Total lease cost	277	303

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	274	293
Weighted average remaining lease term - operating leases	9.52 Years	10.63 years
Weighted average discount rate - operating leases	3.24%	3.25%

Future minimum operating lease payments:

	March 31,
	2020	2019
	(in thousands)
2019	$—	$881
2020	741	1,104
2021	884	975
2022	779	873
2023	705	802
2024	713	813
Thereafter	3,291	4,227
Total future minimum lease payments	$7,113	$9,675
Less remaining imputed interest	1,021	1,552
Total lease liabilities	$6,092	$8,123

12.	RISKS AND UNCERTAINTIES

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors, may be adversely affected. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loan receivables.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the other financial information appearing elsewhere in this report.

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

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business;
•	the water shortage in certain areas of California and its impact on the economy;
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and successfully building its brand image;
•	changes in interest rates which may reduce or increase net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or more expensive than anticipated;
•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management;
•	the ability to realize cost efficiencies;
•	a failure or breach of our operational or security systems or infrastructure;
•	a return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services; and
•	risks related to health epidemics.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company headquartered in Goleta, California providing full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has eight California branch banking offices in Goleta, Ventura, Santa Maria, Santa Barbara, Westlake Village, San Luis Obispo, Oxnard, and Paso Robles.  These entities are collectively referred to herein as the “Company”. The Westlake Village branch is scheduled to close June 12, 2020.

After a good beginning in terms of loan growth and initiatives in the first two months of 2020, March brought the year of unprecedented change.  The Federal Reserve decreased its overnight rate by 50 basis points on March 3, 2020.  As we were adjusting to that change, they again decreased the rate on March 15, 2020 by a before unseen 100 basis points.  Unexpected and unprecedented changes have occurred as a result of COVID-19.  The pandemic has created significant market volatility, economic uncertainty, and disruption to normal business operations around the world, with slowdowns and shutdowns affecting entire industries.  The California governor issued a stay-at-home order on March 19, 2020, which limits gatherings and travel and requires workers who are not necessary to sustain or protect life to stay at home.  The orders, as a result of COVID-19, have led to financial stress for many businesses and workers throughout the communities we serve.

The CARES Act, a massive and unprecedented federal government support program, was enacted on March 27, 2020.  It is a $2 trillion stimulus package intended to provide financial relief across the country.  The CARES Act includes the Paycheck Protection Program (PPP), which enables small businesses to obtain a forgivable Small Business Association (SBA) loan to meet payroll, rent, utility, and mortgage interest obligations for the 8-week period following the loan origination, and re-open quickly once the public health crisis ends. We are proud to facilitate SBA PPP loans to businesses throughout the communities we serve. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes to loans originated under the PPP and exclusion from average assets used for the leverage ratio as long as the loans are pledged to the Federal Reserve Bank’s Paycheck Protection Program Liquidity Fund (PPPLF) program.  The capital rule was issued April 9, 2020 and is effective immediately.

The Company has held discussions with many of our customers and they have expressed their general concern about the uncertain economic conditions.  At this time, we believe it is premature to predict the magnitude of the impact.  Measures we have taken to assist our customers include loan programs that provide short-term relief.  Under these programs, borrowers who were in good standing as of the date of the request, can elect to defer full or partial payments for up to a 180-day period.  Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provides confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not Troubled Debt Restructured (TDR) loans.  These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted.  Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others.  We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response.  Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic will likely impact our operations, customers, and various areas of risk; however, we are unable at this time, to estimate the impact of the COVID-19 pandemic on our ongoing financial and operational results.

Financial Result Highlights for the First Quarter of 2020

The significant factors impacting the Company’s first quarter earnings performance were:

•	Net income was $1.6 million, or $0.19 per diluted share, in 1Q20, compared to $2.7 million, or $0.32 per diluted share in 4Q19, and $1.5 million, or $0.18 per diluted share in 1Q19.
•	Provision for loan losses was $392,000 for the quarter, compared to a credit for loan losses of ($210,000) for 4Q19, and a credit for loan losses of ($57,000) for 1Q19.
•	Net interest margin of 3.97% for 1Q20, compared to 4.07% for 4Q19 and 3.99% for 1Q19.
•	Total deposits decreased to $711.6 million at March 31, 2020, compared to $750.9 million at December 31, 2019, and $734.7 million at March 31, 2019.
•
Total demand deposits represented 57.3% of total deposits at March 31, 2020. Non-interest-bearing demand deposits increased $10.5 million to $121.3 million compared to $110.8 million at December 31, 2019 and decreased $14.2 million compared to $135.5 million at March 31, 2019.

•
Total loans increased $6.4 million during the quarter to $782.0 million at March 31, 2020 compared to $775.6 million at December 31, 2019, and increased $11.9 million compared to $770.1 million at March 31, 2019.

•	Book value per common share increased to $9.82 at March 31, 2020, compared to $9.68 at December 31, 2019, and $9.05 at March 31, 2019.
•	Net non-accrual loans of $2.6 million at March 31, 2020, compared to $2.4 million at December 31, 2019, and $3.3 million at March 31, 2019.
•	Other assets acquired through foreclosure, net was $2.7 million at March 31, 2020, compared to $2.5 million at December 31, 2019, and zero at March 31, 2019.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2020 throughout the analysis sections of this report.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and investment securities.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net income	$1,598	$1,510
Basic earnings per share	0.19	0.18
Diluted earnings per share	0.19	0.18
Total assets	925,208	882,394
Total loans	772,829	761,418
Total deposits	711,599	734,729
Total stockholders’ equity	83,161	76,453
Book value per common share	9.82	9.05
Net interest margin	3.97%	3.99%
Return on average assets	0.73%	0.71%
Return on average stockholders’ equity	7.76%	7.99%

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
Consolidated Income Statement Data:	(dollars in thousands)
Interest income	$10,975	$11,025	$(50)
Interest expense	2,512	2,802	(290)
Net interest income	8,463	8,223	240
Credit (provision) for loan losses	392	(57)	449
Net interest income after provision for loan losses	8,071	8,280	(209)
Non-interest income	950	604	346
Non-interest expenses	6,729	6,717	12
Income before income taxes	2,292	2,167	125
Provision for income taxes	694	657	37
Net income	$1,598	$1,510	$88
Income per share - basic	$0.19	$0.18	$0.01
Income per share - diluted	$0.19	$0.18	$0.01

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$41,470	$126	1.22%	$30,505	$167	2.22%
Investment securities	29,057	185	2.56%	36,186	317	3.55%
Loans (1)	787,537	10,664	5.45%	768,253	10,541	5.56%
Total earnings assets	858,064	10,975	5.14%	834,944	11,025	5.36%
Nonearning Assets
Cash and due from banks	3,053			3,172
Allowance for loan losses	(8,880)			(8,740)
Other assets	34,181			30,308
Total assets	$886,418			$859,684
Interest-Bearing Liabilities
Interest-bearing demand deposits	283,209	719	1.02%	284,120	831	1.19%
Savings deposits	15,707	30	0.77%	15,219	31	0.83%
Time deposits	301,399	1,373	1.83%	304,042	1,582	2.11%
Total interest-bearing deposits	600,315	2,122	1.42%	603,381	2,444	1.64%
Other borrowings	68,571	390	2.29%	49,942	358	2.91%
Total interest-bearing liabilities	668,886	2,512	1.51%	653,323	2,802	1.74%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	117,890			113,572
Other liabilities	16,827			16,106
Stockholders’ equity	82,815			76,683
Total Liabilities and Stockholders’ Equity	$886,418			$859,684
Net interest income and margin (3)		$8,463	3.97%		$8,223	3.99%
Net interest spread (4)			3.63%			3.62%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31, 2020 versus 2019
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$33	$(74)	$(41)
Investment securities	(46)	(86)	(132)
Loans, net	262	(139)	123
Total interest income	249	(299)	(50)

Interest expense:
Interest-bearing demand deposits	(2)	(110)	(112)
Savings deposits	1	(2)	(1)
Time deposits	(12)	(197)	(209)
Short-term borrowings	106	(74)	32
Total interest expense	93	(383)	(290)
Net increase	$156	$84	$240

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three months ended March 31, 2020 and 2019 was $11.0 million.  Total interest income in the first quarter of 2020 benefited from loan growth of $11.4 million compared to the first quarter of 2019.  Interest income from interest-bearing deposits in other institutions decreased primarily due to decreased rates held with the Federal Reserve Bank during the first quarter of 2020 compared to 2019.  The annualized yield on interest-earning assets for the first quarter 2020 compared to 2019 was 5.14% and 5.36%, respectively. In the third quarter of 2019, the Federal Open Market Committee (“FOMC”) reduced the federal funds target rate by 50 basis points. In an emergency FOMC meeting on March 15, 2020, the committee voted to cut the target range for the fed funds overnight rate to 0% - 0.25% to further combat the COVID-19 crisis.

Interest expense for the three months ended March 31, 2020 compared to 2019 decreased by $0.3 million.  This decrease in interest expense for the comparable periods was primarily due to decreased interest-bearing demand balances and decreased cost of funds on repricing of maturing time deposits.  The annualized average cost of interest-bearing liabilities decreased by 23 basis points to 1.51% for the three months ended March 31, 2020 compared to the same period in 2019.  The cost of deposits decreased by 22 basis points to 1.42% for the first quarter 2020 compared to 1.64% for the first quarter 2019.  The cost of other borrowings for the comparable periods decreased by 62 basis points to 2.29% for the three months ended March 31, 2020 compared to the same period in 2019 due to the decrease in the balance of other borrowings at CWBC.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the three months ended March 31, 2020 to 3.97% compared to 3.99% in the three months ended March 31, 2019.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses were $0.4 million and $(0.1) million for the first quarters of 2020 and 2019 respectively. The increase in the ratio of allowance for loan losses to loans held for investment from 1.19% at December 31, 2019 to 1.23% at March 31, 2020 was primarily attributable to increased qualitative factors as precautions to mitigate the effects from COVID-19 and resulting challenges for our customers.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	20	27	3	2	—	—	58
Net (charge-offs) recoveries	6	20	27	3	2	—	—	58
Provision (credit)	174	247	(25)	(6)	(2)	4	—	392
Ending balance	$2,364	$5,484	$1,164	$29	$27	$96	$3	$9,167

2019
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(17)	—	—	—	—	(17)
Recoveries	6	—	19	5	1	—	—	31
Net (charge-offs) recoveries	6	—	2	5	1	—	—	14
Provision (credit)	(14)	30	7	(40)	(43)	3	—	(57)
Ending balance	$2,188	$5,058	$1,219	$44	$48	$91	$—	$8,648

The percentage of net nonaccrual loans to the total loan portfolio has increased to 0.34% as of March 31, 2020 from 0.31% at December 31, 2019.

The allowance for loan losses compared to net nonaccrual loans has increased to 347% as of March 31, 2020 from 365% as of December 31, 2019.  Total past due loans decreased to $0.4 million as of March 31, 2020 from $1.9 million as of December 31, 2019.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company’s non-interest income for the periods indicated:

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Other loan fees	$341	$258	$83
Gains from loan sales, net	190	—	190
Document processing fees	124	87	37
Service charges	134	139	(5)
Other	161	120	41
Total non-interest income	$950	$604	$346

Total non-interest income increased slightly to $1.0 million for the three months ended March 31, 2020 compared to $0.6 million for the same period in 2019.  Gains from loan sales were primarily attributed to Farmer Mac loans sold in the first quarter of 2020 compared to the same period in 2019. Other loan fees and document processing fees for the three months ended March 31, 2020 increased due to increased loan fundings during the first three months of 2020 compared to 2019. Service charges decreased slightly during the three months ended March 31, 2020 compared to 2019.

Non-Interest Expenses

The following table summarizes the Company’s non-interest expenses for the periods indicated:

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Non-interest expenses:
Salaries and employee benefits	$4,398	$4,381	$17
Occupancy, net	758	782	(24)
Professional services	383	381	2
Data processing	283	224	59
Depreciation	208	213	(5)
FDIC assessment	144	170	(26)
Advertising and marketing	153	129	24
Stock based compensation	85	95	(10)
Other	317	342	(25)
Total non-interest expenses	$6,729	$6,717	$12

Total non-interest expenses remained the same at $6.7 million for the three months ended March 31, 2020 and 2019.  The slight increase in non-interest expenses for the periods shown was primarily due to increased salaries and employee benefits, data processing, and advertising and marketing as a result of the Bank’s expansions in the Northern and Southern regions, and addition of customer relationship and support positions.  The year-over-year decrease in FDIC assessment expense was mainly attributable to a lower FDIC quarterly assessment multiplier caused by a change in the deposit mix. The decrease in other expenses were mainly due to decreased operating losses and OCC assessment expenses during the three months ended March 31, 2020 compared to 2019.

Income Taxes

Income tax provision for the three months ended March 31, 2020 was $0.7 million compared to $0.7 million in the same period during 2019.  The combined state and federal effective income tax rates for the three months ended March 31, 2020 and 2019 were 30.3% and 30.3%, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.0 million at March 31, 2020 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at March 31, 2020 or December 31, 2019.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at March 31, 2020 and December 31, 2019.

BALANCE SHEET ANALYSIS

Total assets increased $11.3 million to $925.2 million at March 31, 2020 from $913.9 million at December 31, 2019.  Net loans increased by $6.0 million to $772.8 million at March 31, 2020 from $766.8 million at December 31, 2019.  The majority of the loan increase was due to increases of $5.6 million and $6.2 million in our commercial real estate and manufactured housing portfolios, respectively. This increase was partially offset by a decrease of $1.6 million of commercial loans, $2.6 million in loans available-for-sale, and $1.2 million in investment securities available-for-sale.

Total liabilities increased $10.2 million to $842.0 million at March 31, 2020 from $831.9 million at December 31, 2019 mostly due to decreased total deposits of $39.3 million offset by increased borrowings of $50.0 million.  Non-interest-bearing demand deposits increased by $10.5 million and interest-bearing demand deposits decreased by $27.5 million, while certificates of deposit decreased $22.6 million due to the company’s strategic repricing out of higher rate core deposits to lower rate borrowings.

Total stockholders’ equity increased $1.2 million to $83.2 million at March 31, 2020 from $82.0 million at December 31, 2019.  The $1.1 million increase in retained earnings from net income was partially offset by a $0.5 million decrease from common stock dividends.  The book value per common share was $9.82 at March 31, 2020 compared to $9.68 at December 31, 2019.

Selected Balance Sheet Accounts

	March 31, 2020	December 31, 2019	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$89,665	$82,661	$7,004	8.5%
Investment securities available-for-sale	18,059	19,264	(1,205)	(6.3)%
Investment securities held-to-maturity	5,739	6,132	(393)	(6.4)%
Loans - held for sale	39,458	42,046	(2,588)	(6.2)%
Loans - held for investment, net	733,371	724,800	8,571	1.2%
Total assets	925,208	913,870	11,338	1.2%
Total deposits	711,599	750,934	(39,335)	(5.2)%
Other borrowings	115,000	65,000	50,000	76.9%
Total stockholder’s equity	83,161	81,978	1,183	1.4%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	March 31, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$263,484	$257,247
Commercial real estate	391,207	385,642
Commercial	68,271	69,843
SBA	4,019	4,429
HELOC	4,196	4,531
Single family real estate	11,357	11,845
Consumer	71	94
Total loans held for investment, gross	742,605	733,631
Allowance for loan losses	(9,167)	(8,717)
Deferred costs, net	(14)	(58)
Discount on SBA loans	(53)	(56)
Total loans held for investment, net	$733,371	$724,800

The Company had $39.5 million of loans held for sale at March 31, 2020 compared to $42.0 million at December 31, 2019.  Loans held for sale at March 31, 2020 consisted of $9.4 million SBA loans and $30.1 million commercial agriculture loans.  Loans held for sale at December 31, 2019, were $10.4 million SBA loans and $31.6 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by manufactured housing, commercial, SBA, construction, real estate and consumer lending to customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of March 31, 2020 and December 31, 2019, manufactured housing loans comprised 33.7% and 0.0%, respectively, of total loans.  As of March 31, 2020 and December 31, 2019, commercial real estate loans accounted for approximately 50.0% and 0.0% of total loans, respectively.  Approximately 31.9% of these commercial real estate loans were owner-occupied at March 31, 2020 and December 31, 2019.  Substantially all of these loans are secured by first liens with average loan to value ratios of 54.8% and 54.3% at March 31, 2020 and December 31, 2019, respectively.  The Company was within established concentration policy limits at March 31, 2020 and December 31, 2019.

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

	March 31, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$2,644	$2,389
Troubled debt restructured loans, gross	10,451	10,774
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.34%	0.31%
Net charge-offs (recoveries) (annualized) to average loans	(0.03)%	(0.02)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	347%	365%
Allowance for loan losses to gross loans	1.23%	1.19%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Total nonaccrual loans	$2,916	$2,679
Government guaranteed portion of loans included above	(272)	(290)
Total nonaccrual loans, without guarantees	$2,644	$2,389

Troubled debt restructured loans, gross	$10,451	$10,774
Loans 30 through 89 days past due with interest accruing	$440	$1,947
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.23%	1.19%

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

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant.  The modifications completed in the three months ended March 31, 2020 were immaterial.

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of March 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,327	$—	$—	$—	$—	$465	$—	$5,792
Impaired loans with no allowance recorded	2,467	316	1,694	357	—	1,848	—	6,682
Total loans individually evaluated for impairment	7,794	316	1,694	357	—	2,313	—	12,474
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	324	—	—	—	—	17	—	341
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	324	—	—	—	—	17	—	341
Total impaired loans, net	$7,470	$316	$1,694	$357	$—	$2,296	$—	$12,133

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	2,296	318	1,802	382	—	1,858	—	6,656
Total loans individually evaluated for impairment	7,998	318	1,802	382	—	2,328	—	12,828
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	334	—	—	—	—	18	—	352
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	334	—	—	—	—	18	—	352
Total impaired loans, net	$7,664	$318	$1,802	$382	$—	$2,310	$—	$12,476

Total impaired loans decreased $0.4 million in the first quarter of 2020 compared to December 31, 2019.  This decrease was primarily in impaired manufactured housing loans of $0.2 million although all the other loan categories had decreases.

The following table summarizes the composite of nonaccrual loans:

	At March 31, 2020			At December 31, 2019
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$929	31.86%	0.13%	$594	22.17%	0.08%
Commercial real estate	84	2.88%	0.01%	84	3.14%	0.01%
Commercial	1,545	52.98%	0.21%	1,619	60.43%	0.21%
SBA	358	12.28%	0.05%	382	14.26%	0.05%
HELOC	—	0.00%	0.00%	—	0.00%	0.00%
Single family real estate	—	0.00%	0.00%	—	0.00%	0.00%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$2,916	100.00%	0.40%	$2,679	100.00%	0.35%

Nonaccrual balances include $0.3 million and $0.3 million, of loans that are government guaranteed at March 31, 2020 and December 31, 2019, respectively.  Nonaccrual loans net of government guarantees decreased $0.3 million or 11%, from $2.4 million at December 31, 2019 to $2.6 million at March 31, 2020. Net nonaccrual loans to total loans slightly increased to 0.34% at March 31, 2020 compared to 0.31% at December 31, 2019.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended March 31,
	2020	2019
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$8,717	$8,691
Provisions charged to operating expenses:
Manufactured housing	174	(14)
Commercial real estate	247	30
Commercial	(25)	7
SBA	(6)	(40)
HELOC	(2)	(43)
Single family real estate	4	3
Consumer	—	—
Total Provision (credit)	392	(57)
Recoveries of loans previously charged-off:
Manufactured housing	6	6
Commercial real estate	20	—
Commercial	27	19
SBA	3	5
HELOC	2	1
Single family real estate	—	—
Consumer	—	—
Total recoveries	58	31
Loans charged-off:
Manufactured housing	—	—
Commercial real estate	—	—
Commercial	—	17
SBA	—	—
HELOC	—	—
Single family real estate	—	—
Consumer	—	—
Total charged-off	—	17
Net charge-offs (recoveries)	(58)	(14)
Balance at end of period	$9,167	$8,648

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	March 31, 2020
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	2	$97	1.00%	0.01%
Commercial real estate	6	6,206	64.11%	0.80%
Commercial	6	2,600	26.86%	0.34%
SBA	4	772	7.98%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.05%	0.00%
Total	19	$9,680	100.00%	1.25%

(1)	Of the $9.7 million of potential problem loans, $2.1 million are guaranteed by government agencies.

	December 31, 2019
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	2	$163	1.92%	0.02%
Commercial real estate	5	5,824	68.60%	0.75%
Commercial	2	1,699	20.01%	0.22%
SBA	5	799	9.41%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.06%	0.00%
Total	15	$8,490	100.00%	1.09%

(1)	Of the $8.5 million of potential problem loans, $2.1 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
U.S. government agency notes	$7,462	$8,048
U.S. government agency mortgage backed securities (“MBS”)	5,739	6,132
U.S. government agency collateralized mortgage obligations (“CMO”)	10,597	11,216
Equity securities: Farmer Mac class A stock	111	167
Total	$23,909	$25,563

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$2,524	$—
Additions	106	—
Proceeds from dispositions	—	—
Gain (loss) on foreclosed assets, net	77	—
Third-party portion of writedown/loss	—	—
Balance, end of period	$2,707	$—

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The balance is primarily attributable to a single commercial agricultural relationship.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	March 31, 2020	December 31, 2019	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$121,293	$110,843	$10,450	9.4%
Interest-bearing demand deposits	286,736	314,278	(27,542)	(8.8)%
Savings	16,016	15,689	327	2.1%
Certificates of deposit ($250,000 or more)	93,615	96,431	(2,816)	(2.9)%
Other certificates of deposit	193,939	213,693	(19,754)	(9.2)%
Total deposits	$711,599	$750,934	$(39,335)	(5.2)%

Total deposits decreased to $711.6 million at March 31, 2020 from $750.9 million at December 31, 2019, an decrease of $39.3 million.  This decrease was primarily from certificates of deposits and interest-bearing demand deposits, offset by an incline in non-interest-bearing deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”).  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At March 31, 2020 and December 31, 2019, the Company had $69.2 million and $83.2 million, respectively, of CDARS and ICS deposits.  As of March 31, 2020 the Company had $12.0 million of insured overnight funding compared to $29.0 million at December 31, 2019.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $105.0 million and $65.0 million of FHLB advances at March 31, 2020 and December 31, 2019, respectively, borrowed at fixed rates.  The Company also had $89.3 million of letters of credit with FHLB at March 31, 2020 to secure public funds.  At March 31, 2020, CWB had pledged to the FHLB, $23.8 million of securities and $329.9 million of loans.  At March 31, 2020, CWB had $32.9 million available for additional borrowing.  At December 31, 2019, CWB had pledged to the FHLB, securities of $25.6 million at carrying value and $324.2 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2020 and December 31, 2019.  CWB had $110.7 million and $108.6 million in borrowing capacity as of March 31, 2020 and December 31, 2019, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of March 31, 2020 and December 31, 2019.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 15.9% and 15.8% at March 31, 2020 and December 31, 2019, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,472,463 have been issued at March 31, 2020.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

In November 2019, the federal banking agencies jointly issued a final rule which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio framework. The final rule was effective January 1, 2020. Under this framework the bank would choose the option of using the community bank leverage ratio (CBLR).  In order to qualify, a community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules. The Company chose the CBLR option for calculation of its capital ratio in the first quarter of 2020.

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2020 and December 31, 2019.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
March 31, 2020
CWB’s actual regulatory ratios	11.60%	10.42%	10.42%	9.21%	9.21%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2019
CWB’s actual regulatory ratios	11.41%	10.28%	10.28%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

There are no conditions or events since March 31, 2020 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk are set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Interest Rate Risk.”

Our primary market risk exposure with the onset of the COVID-19 crisis is uncertain.  A review of our market risk methods are ongoing and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis.  Repricing cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment.  SBA PPP loans and the FRB’s PPPLF borrowings are new instruments and have payment characteristics that are still uncertain.  In late March 2020, we implemented loan payment programs for customers to alleviate the financial setback caused by the temporary closure of business and lost wages.  Under these programs, borrowers who were in good standing as of the date of the request, can elect to defer full or partial payments for up to a 180-day period.  Our expectations regarding loan payments after the 180-day period is uncertain.  Customer deposit flows may experience unusual fluctuations due to government support programs, customer and business stress, and general money supply.  We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis begins to reveal itself.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2020 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business results of operations and financial condition, and such efforts will depend on future developments, which are highly uncertain and are difficult to predict.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020 the World Health Organization declared a pandemic.  On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and yields on 10 and 30-year treasury notes have declined to historic lows.  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislature to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Finally, the spread of coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participations in meetings, events and conferences.  We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.  There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.  In addition, the success of our operations substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years.  The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business.  The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.  The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  As the result, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of our loan guarantors may decline, impairing their ability to honor commitments to us;
•
as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to greater extent than the cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing our income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Any one or a combination of the factors identified above cold negatively impact our business, financial condition and results of operations and prospects.  Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no repurchases of its common stock during the quarter ended March 31, 2020 and there was approximately $1.4 million that may yet be purchased under the Company’s repurchase program.

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

10.50	Salary Continuation Agreement, dated May 1, 2020, between Community West Bank and Timothy Stronks.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 8, 2020	BY: /s/ Susan C. Thompson
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

10.50	Salary Continuation Agreement, dated May 1, 2020, between Community West Bank and Timothy Stronks.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.