Form 10-Q
period 2020-06-30
COMMUNITY WEST BANCSHARES /
filed 2020-08-10
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,472,463 as of July 31, 2020.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	2
Consolidated Income Statements for the three and six months ended June 30, 2020 and 2019 (unaudited)	3
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (unaudited)	4
Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019 (unaudited)	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	53
Item 4 – Controls and Procedures	53

Part II. Other Information
Item 1 – Legal Proceedings	54
Item 1A – Risk Factors	54
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3 – Defaults Upon Senior Securities	55
Item 4 – Mine Safety Disclosures	55
Item 5 – Other Information	55
Item 6 – Exhibits	56

Signatures	56

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks and federal funds sold	$4,679	$2,539
Interest-earning demand in other financial institutions	142,823	80,122
Cash and cash equivalents	147,502	82,661
Investment securities - available-for-sale, at fair value; amortized cost of $18,507 at June 30, 2020 and $19,382 at December 31, 2019	18,423	19,264
Investment securities - held-to-maturity, at amortized cost; fair value of $5,965 at June 30, 2020 and $6,302 at December 31, 2019	5,670	6,132
Investment securities - measured at fair value; amortized cost of $66 at June 30, 2020 and December 31, 2019	128	167
Federal Home Loan Bank stock, at cost	3,645	2,714
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	35,090	42,046
Held for investment, net of allowance for loan losses of $10,008 at June 30, 2020 and $8,717 at December 31, 2019	810,931	724,800
Total loans	846,021	766,846
Other assets acquired through foreclosure, net	2,707	2,524
Premises and equipment, net	7,328	7,655
Other assets	28,050	24,534
Total assets	$1,060,847	$913,870
Liabilities:
Deposits:
Non-interest-bearing demand	$192,806	$110,843
Interest-bearing demand	311,266	314,278
Savings	17,862	15,689
Certificates of deposit ($250,000 or more)	86,046	96,431
Other certificates of deposit	142,178	213,693
Total deposits	750,158	750,934
Other borrowings	210,103	65,000
Other liabilities	16,493	15,958
Total liabilities	976,754	831,892
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,472,463 shares issued and outstanding at June 30, 2020 and 8,472,463 at December 31, 2019	42,766	42,586
Retained earnings	41,380	39,470
Accumulated other comprehensive (loss)	(53)	(78)
Total stockholders’ equity	84,093	81,978
Total liabilities and stockholders’ equity	$1,060,847	$913,870

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$10,585	$10,907	$21,249	$21,448
Investment securities and other	192	460	503	944
Total interest income	10,777	11,367	21,752	22,392
Interest expense:
Deposits	1,500	2,583	3,622	5,027
Other borrowings	496	286	886	644
Total interest expense	1,996	2,869	4,508	5,671
Net interest income	8,781	8,498	17,244	16,721
Provision for loan losses	762	177	1,154	120
Net interest income after provision for loan losses	8,019	8,321	16,090	16,601
Non-interest income:
Other loan fees	283	269	624	476
Gains from loan sales, net	97	-	287	-
Document processing fees	108	124	232	211
Service charges	62	139	196	278
Other	90	160	251	331
Total non-interest income	640	692	1,590	1,296
Non-interest expenses:
Salaries and employee benefits	4,574	4,318	8,972	8,699
Occupancy, net	776	768	1,534	1,550
Professional services	559	405	942	786
Data processing	260	201	543	425
Depreciation	206	218	414	431
FDIC assessment	133	154	277	324
Advertising and marketing	265	230	418	359
Stock based compensation	95	97	180	192
Other	135	369	452	711
Total non-interest expenses	7,003	6,760	13,732	13,477
Income before provision for income taxes	1,656	2,253	3,948	4,420
Provision for income taxes	496	673	1,190	1,330
Net income	$1,160	$1,580	$2,758	$3,090
Earnings per share:
Basic	$0.14	$0.19	$0.33	$0.37
Diluted	$0.14	$0.18	$0.32	$0.36
Weighted average number of common shares outstanding:
Basic	8,472	8,455	8,472	8,473
Diluted	8,498	8,562	8,541	8,582
Dividends declared per common share	$0.045	$0.055	$0.100	$0.105

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$1,160	$1,580	$2,758	$3,090
Other comprehensive income, net:
Unrealized income on securities available-for-sale (AFS), net (tax effect of $24, $44, $10 and $49 for each respective period presented)	59	63	25	70
Net other comprehensive income	59	63	25	70
Comprehensive income	$1,219	$1,643	$2,783	$3,160

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended June 30, 2020	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, March 31, 2020:	8,472	$42,671	$(112)	$40,602	$83,161
Net income	—	—	—	1,160	1,160
Exercise of stock options	—	—	—	—	—
Stock based compensation	—	95	—	—	95
Dividends on common stock	—	—	—	(382)	(382)
Other comprehensive income, net	—	—	59	—	59
Balance, June 30, 2020	8,472	$42,766	$(53)	$41,380	$84,093

Three Months Ended June 30, 2019	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, March 31, 2019:	8,450	$42,173	$(134)	$34,414	$76,453
Net income	—	—	—	1,580	1,580
Exercise of stock options	15	102	—	—	102
Stock based compensation	—	97	—	—	97
Dividends on common stock	—	—	—	(466)	(466)
Other comprehensive income, net	—	—	63	—	63
Balance, June 30, 2019	8,465	$42,372	$(71)	$35,528	$77,829

Six Months Ended June 30, 2020	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2019:	8,472	$42,586	$(78)	$39,470	$81,978
Net income	—	—	—	2,758	2,758
Exercise of stock options	—	—	—	—	—
Stock based compensation	—	180	—	—	180
Dividends on common stock	—	—	—	(848)	(848)
Other comprehensive income, net	—	—	25	—	25
Balance, June 30, 2020	8,472	$42,766	$(53)	$41,380	$84,093

Six Months Ended June 30, 2019	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2018:	8,533	$42,964	$(141)	$33,328	$76,151
Net income	—	—	—	3,090	3,090
Exercise of stock options	21	145	—	—	145
Stock based compensation	—	192	—	—	192
Common stock repurchase	(89)	(929)	—	—	(929)
Dividends on common stock	—	—	—	(890)	(890)
Other comprehensive income, net	—	—	70	—	70
Balance, June 30, 2019	8,465	$42,372	$(71)	$35,528	$77,829

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$2,758	$3,090
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,154	120
Depreciation	414	431
Stock based compensation	180	192
Deferred income taxes	(217)	(16)
Net accretion of discounts and premiums for investment securities	46	47
(Gains) Losses on:
Sale of loans, net	(287)	—
Sale of assets, net	25	—
Loans originated for sale and principal collections, net	6,956	2,908
Changes in:
Investment securities held at fair value	39	(24)
Other assets	(3,717)	(714)
Other liabilities	993	(697)
Servicing assets, net	(125)	12
Net cash provided by operating activities	8,219	5,349
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	2,342	1,553
Purchase of available-for-sale securities	(1,500)	—
Principal pay downs and maturities of held-to-maturity securities	449	482
Loan originations and principal collections, net	(87,105)	(23,497)
Purchase of restricted stock, net	(931)	—
Purchase of premises and equipment, net	(112)	(2,052)
Net cash used in investing activities	(86,857)	(23,514)
Cash flows from financing activities:
Net (decrease) increase in deposits	(776)	49,105
Net increase (decrease) in borrowings	145,103	(29,000)
Exercise of stock options	—	145
Cash dividends paid on common stock	(848)	(890)
Common stock repurchase	—	(929)
Net cash provided by financing activities	143,479	18,431
Net increase cash and cash equivalents	64,841	266
Cash and cash equivalents at beginning of period	82,661	56,915
Cash and cash equivalents at end of period	$147,502	$57,181
Supplemental disclosure:
Cash paid during the period for:
Interest	$4,557	$5,786
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	106	1,074
Operating lease right-of-use asset	—	7,190
Operating lease liability	—	6,757

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2020 and 2019, and for the three and six months then ended, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2019 and for the three and six months ended June 30, 2019 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and Small Business Association (“SBA”).  The Company did not incur any lower of cost or fair value provision in the three and six months ended June 30, 2020 and 2019.

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

Guidance on Non-TDR Loan Modifications due to COVID-19: On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant. As of June 30, 2020, requests to defer loan payments totaled approximately $156 million or 18% of the Bank’s total loan portfolio. See detail on page 44 for COVID-19 loan modifications.

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

Nominal Risk – This rating is for the highest quality borrowers with nominal probability of default or loss given default from the transaction.  Typically, this is a borrower with a well-established record of financial performance, a strong equity position, abundant liquidity and excellent debt service ability.  The Borrower’s financial outlook is stable due to a broad range of operations or products and is able to weather an economic downturn without significant impact to liquidity or net worth.  Typically, this borrower will be publicly owned or have access to public debt or equity, all investment grade.  In addition, these credits will conform in all aspects to established loan policies and procedures, laws, rules, and regulations.  Transaction can include marketable securities as collateral, properly margined.

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

Another component of the ALL considers qualitative factors related to non-impaired loans. The qualitative portion of the allowance on each of the loan pools is based on changes in any of the following factors:

•	Concentrations of credit
•	Trends in volume, maturity, and composition of loans
•	Volume and trend in delinquency, nonaccrual, and classified assets
•	Economic conditions
•	Geographic distance
•	Policy and procedures or underwriting standards
•	Staff experience and ability
•	Value of underlying collateral
•	Competition, legal, or regulatory environment
•	Results of outside exams and quality of loan review and Board oversight
•	Migration
•	Elevated risk

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

Management evaluates the Company’s deferred tax asset for recoverability using a consistent approach, which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

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

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  This update amends the accounting requirements for leases by requiring recognition of lease liabilities and related right-of-use assets on the balance sheet.  Lessees are required to recognize a lease liability measured on a discounted basis, which is the lessee’s right to use, or control the use of, a specified asset for the lease term.  We adopted Topic 842 using the modified retrospective approach.  We have recorded the cumulative effects on our balance sheet as of the effective date. As a result of the adoption, there was no impact on net income.  We recorded operating lease right-of-use assets of $8.4 million and lease liabilities of $8.4 million upon adoption. As of June 30, 2020, the operating lease right-of-use assets was $5.8 million and lease liabilities of $5.9 million. As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed us to carry forward the historical lease classifications.  Leases with a term of 12 months or less are not recorded on the balance sheet.  See Note 11, Leases for further information.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)		Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$7,002	$—		$(64)	$6,938
U.S. government agency collateralized mortgage obligations (“CMO”)	10,005	28		(43)	9,990
Other securities	1,500	—		(5)	1,495
Total	$18,507	$28		$(112)	$18,423

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$5,670	$295		$—	$5,965
Total	$5,670	$295		$—	$5,965

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$62	$	$ —	$128
Total	$66	$62		$—	$128

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$8,112	$—	$(64)	$8,048
U.S. government agency collateralized mortgage obligations (“CMO”)	11,270	23	(77)	11,216
Total	$19,382	$23	$(141)	$19,264

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$6,132	$189	$(19)	$6,302
Total	$6,132	$189	$(19)	$6,302

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$101	$—	$167
Total	$66	$101	$—	$167

At June 30, 2020 and December 31, 2019, $24.1 million and $25.6 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	June 30, 2020
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$928	0.6%	$6,010	1.1%	$—	—	$6,938	1.1%
U.S. government agency CMO	442	2.3%	8,218	0.7%	1,330	0.9%	—	—	9,990	0.8%
Other securities	—	—	—	—	1,495	5.0%	—	—	1,495	5.0%
Total	$442	2.3%	$9,146	0.7%	$8,835	1.8%	$—	—	$18,423	1.2%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$4,897	3.2%	$—	—	$773	3.6%	$5,670	3.3%
Total	$—	—	$4,897	3.2%	$—	—	$773	3.6%	$5,670	3.3%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$128	—
Total	$—	—	$—	—	$—	—	$—	—	$128	—

	December 31, 2019
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$1,094	2.3%	$6,955	2.8%	$—	—	$8,049	2.8%
U.S. government agency CMO	—	—	3,766	2.1%	6,120	2.3%	1,329	2.4%	11,215	2.3%
Total	$—	—	$4,860	2.2%	$13,075	2.6%	$1,329	2.4%	$19,264	2.5%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%
Total	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$167	—
Total	$—	—	$—	—	$—	—	$—	—	$167	—

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	June 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$439	$442	$—	$—
After one year through five years	9,145	9,146	4,884	4,860
After five years through ten years	8,923	8,835	13,121	13,075
After ten years	—	—	1,377	1,329
Total	$18,507	$18,423	$19,382	$19,264

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	4,897	5,070	2,465	2,565
After five years through ten years	—	—	2,887	2,892
After ten years	773	895	780	845
Total	$5,670	$5,965	$6,132	$6,302

Securities measured at fair value
Farmer Mac class A stock	$66	$128	$66	$167
Total	$66	$128	$66	$167

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	June 30, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$4	$1,104	$60	$5,834	$64	$6,938
U.S. government agency CMO	7	510	36	5,336	43	5,846
Other securities	5	1,495	—	—	5	1,495
Total	$16	$3,109	$96	$11,170	$112	$14,279

Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3	$1,126	$61	$6,922	$64	$8,048
U.S. government agency CMO	25	5,275	52	2,264	77	7,539
Total	$28	$6,401	$113	$9,186	$141	$15,587

Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$19	$2,139	$19	$2,139
Total	$—	$—	$19	$2,139	$19	$2,139

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of June 30, 2020 and December 31, 2019, there were 19 and 20 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2020 and December 31, 2019, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of June 30, 2020 and December 31, 2019, the Company had approximately $9.2 million and $10.4 million, respectively, of SBA loans included in loans held for sale.  As of June 30, 2020 and December 31, 2019, the principal balance of SBA loans serviced for others was $4.5 million and $5.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of June 30, 2020 and December 31, 2019, the Company had $25.9 million and $31.6 million of USDA loans included in loans held for sale, respectively. As of June 30, 2020 and December 31, 2019, the principal balance of USDA loans serviced for others was $1.9 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$267,343	$257,247
Commercial real estate	392,790	385,642
Commercial	69,178	69,843
SBA (1)	79,060	4,429
HELOC	3,918	4,531
Single family real estate	11,234	11,845
Consumer	45	94
	823,568	733,631
Allowance for loan losses	(10,008)	(8,717)
Deferred fees, net	(2,577)	(58)
Discount on SBA loans	(52)	(56)
Total loans held for investment, net	$810,931	$724,800

(1)  Includes $75.1 million of SBA Paycheck Protection Program (PPP) loans as of June 30, 2020.

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	June 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$265,696	$323	$391	$—	$714	$933	$267,343	$—
Commercial real estate:
Commercial real estate	339,017	—	—	—	—	84	339,101	—
SBA 504 1st trust deed	19,535	—	—	—	—	—	19,535	—
Land	5,009	—	—	—	—	—	5,009	—
Construction	29,145	—	—	—	—	—	29,145	—
Commercial	67,633	—	—	—	—	1,545	69,178	—
SBA	78,736	—	—	—	—	324	79,060	—
HELOC	3,918	—	—	—	—	—	3,918	—
Single family real estate	11,208	—	26	—	26	—	11,234	—
Consumer	45	—	—	—	—	—	45	—
Total	$819,942	$323	$417	$—	$740	$2,886	$823,568	$—

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$256,251	$156	$246	$—	$402	$594	$257,247	$—
Commercial real estate:
Commercial real estate	327,255	—	—	—	—	84	327,339	—
SBA 504 1st trust deed	17,151	1,401	—	—	1,401	—	18,552	—
Land	4,457	—	—	—	—	—	4,457	—
Construction	35,294	—	—	—	—	—	35,294	—
Commercial	68,224	—	—	—	—	1,619	69,843	—
SBA	3,935	112	—	—	112	382	4,429	—
HELOC	4,531	—	—	—	—	—	4,531	—
Single family real estate	11,813	32	—	—	32	—	11,845	—
Consumer	94	—	—	—	—	—	94	—
Total	$729,005	$1,701	$246	$—	$1,947	$2,679	$733,631	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Beginning balance	$9,167	$8,648	$8,717	$8,691
Charge-offs	—	(14)	—	(31)
Recoveries	79	76	137	107
Net recoveries	79	62	137	76
Provision	762	177	1,154	120
Ending balance	$10,008	$8,887	$10,008	$8,887

As of June 30, 2020 and December 31, 2019, the Company had reserves for credit losses on undisbursed loans of $91,000 and $85,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,364	$5,484	$1,164	$29	$27	$96	$3	$9,167
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	47	3	2	—	—	79
Net recoveries	7	20	47	3	2	—	—	79
Provision (credit)	99	255	292	96	(3)	24	(1)	762
Ending balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008

2019
Beginning balance	$2,188	$5,058	$1,219	$44	$48	$91	$—	$8,648
Charge-offs	—	—	(14)	—	—	—	—	(14)
Recoveries	37	12	20	6	1	—	—	76
Net recoveries	37	12	6	6	1	—	—	62
Provision (credit)	(26)	288	(75)	(10)	—	—	—	177
Ending balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	13	40	74	6	3	1	—	137
Net recoveries	13	40	74	6	3	1	—	137
Provision (credit)	273	502	267	90	(4)	27	(1)	1,154
Ending balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008

2019
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	43	12	39	11	2	—	—	107
Net recoveries	43	12	8	11	2	—	—	76
Provision (credit)	(40)	318	(68)	(50)	(43)	3	—	120
Ending balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of June 30, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,144	$—	$149	$—	$—	$459	$—	$5,752
Impaired loans with no allowance recorded	2,392	315	1,545	324	—	1,754	—	6,330
Total loans individually evaluated for impairment	7,536	315	1,694	324	—	2,213	—	12,082
Loans collectively evaluated for impairment	259,807	392,706	67,253	78,736	3,918	9,021	45	811,486
Total loans held for investment	$267,343	$393,021	$68,947	$79,060	$3,918	$11,234	$45	$823,568
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,144	$—	$149	$—	$—	$459	$—	$5,752
Impaired loans with no allowance recorded	3,213	382	1,801	690	—	1,754	—	7,840
Total loans individually evaluated for impairment	8,357	382	1,950	690	—	2,213	—	13,592
Loans collectively evaluated for impairment	259,807	392,706	67,253	78,736	3,918	9,021	45	811,486
Total loans held for investment	$268,164	$393,088	$69,203	$79,426	$3,918	$11,234	$45	$825,078
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$314	$—	$30	$—	$—	$16	$—	$360
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	314	—	30	—	—	16	—	360
Loans collectively evaluated for impairment	2,156	5,759	1,473	128	26	104	2	9,648
Total loans held for investment	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	2,296	318	1,802	382	—	1,858	—	6,656
Total loans individually evaluated for impairment	7,998	318	1,802	382	—	2,328	—	12,828
Loans collectively evaluated for impairment	249,249	385,324	68,041	4,047	4,531	9,517	94	720,803
Total loans held for investment	$257,247	$385,642	$69,843	$4,429	$4,531	$11,845	$94	$733,631
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	3,134	384	2,156	736	—	1,858	—	8,268
Total loans individually evaluated for impairment	8,836	384	2,156	736	—	2,328	—	14,440
Loans collectively evaluated for impairment	249,249	385,324	68,041	4,047	4,531	9,517	94	720,803
Total loans held for investment	$258,085	$385,708	$70,197	$4,783	$4,531	$11,845	$94	$735,243
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$334	$—	$—	$—	$—	$18	$—	$352
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	334	—	—	—	—	18	—	352
Loans collectively evaluated for impairment	1,850	5,217	1,162	32	27	74	3	8,365
Total loans held for investment	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717

Included in impaired loans are $0.5 million and $0.6 million of loans guaranteed by government agencies at June 30, 2020 and December 31, 2019, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

The table below reflects recorded investment in loans classified as impaired:

	June 30, 2020	December 31, 2019
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$5,752	$6,172
Impaired loans without a specific valuation allowance under ASC 310	6,330	6,656
Total impaired loans	$12,082	$12,828
Valuation allowance related to impaired loans	$360	$352

The following table summarizes impaired loans by class of loans:

	June 30, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$7,536	$7,998
Commercial real estate :
Commercial real estate	84	84
SBA 504 1st trust deed	231	234
Land	—	—
Construction	—	—
Commercial	1,694	1,802
SBA	324	382
HELOC	—	—
Single family real estate	2,213	2,328
Consumer	—	—
Total	$12,082	$12,828

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended June 30,
	2020		2019
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,660	$131	$8,577	$166
Commercial real estate:
Commercial real estate	84	—	119	—
SBA 504 1st trust deed	232	4	226	4
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,693	2	5,672	43
SBA	340	—	924	—
HELOC	—	—	208	5
Single family real estate	2,262	29	2,318	34
Consumer	—	—	—	—
Total	$12,271	$166	$18,044	$252

	Six Months Ended June 30,
	2020		2019
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,790	$266	$9,660	$319
Commercial real estate:
Commercial real estate	84	—	113	—
SBA 504 1st trust deed	233	9	231	9
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,733	4	6,350	79
SBA	355	—	889	—
HELOC	—	—	205	11
Single family real estate	2,289	60	2,450	65
Consumer	—	—	—	—
Total	$12,484	$339	$19,898	$483

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans	$2,886	$2,679
Government guaranteed portion of loans included above	$246	$290

Troubled debt restructured loans, gross	$10,186	$10,774
Loans 30 through 89 days past due with interest accruing	$740	$1,947
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.22%	1.19%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended June 30, 2020 and 2019, was $0.1 million and $0.1 million respectively.  Foregone interest on nonaccrual and TDR loans for the six months ended June 30, 2020 and 2019, was $0.1 million and $0.2 million respectively.

The following table presents the composition of nonaccrual loans by class of loans:

	June 30, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$933	$594
Commercial real estate:
Commercial real estate	84	84
SBA 504 1st trust deed	—	—
Land	—	—
Construction	—	—
Commercial	1,545	1,619
SBA	324	382
HELOC	—	—
Single family real estate	—	—
Consumer	—	—
Total	$2,886	$2,679

Included in nonaccrual loans are $0.2 million of loans guaranteed by government agencies at June 30, 2020 and $0.3 million at December 31, 2019.

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

The following tables present gross loans by risk rating:

	June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$266,116	$—	$1,227	$—	$267,343
Commercial real estate:
Commercial real estate	325,549	3,832	8,378	—	337,759
SBA 504 1st trust deed	18,907	—	628	—	19,535
Land	5,009	—	—	—	5,009
Construction	27,061	—	2,084	—	29,145
Commercial	56,948	—	3,591	—	60,539
SBA	2,830	—	282	—	3,112
HELOC	3,918	—	—	—	3,918
Single family real estate	11,229	—	5	—	11,234
Consumer	45	—	—	—	45
Total, net	717,612	3,832	16,195	—	737,639
Government guarantee	81,281	—	4,648	—	85,929
Total	$798,893	$3,832	$20,843	$—	$823,568

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$256,430	$—	$817	$—	$257,247
Commercial real estate:
Commercial real estate	322,389	3,507	84	—	325,980
SBA 504 1st trust deed	18,250	—	302	—	18,552
Land	4,457	—	—	—	4,457
Construction	33,280	—	2,014	—	35,294
Commercial	61,387	170	1,619	—	63,176
SBA	2,325	28	1,154		3,507
HELOC	4,531	—	—	—	4,531
Single family real estate	11,840	—	5	—	11,845
Consumer	94	—	—	—	94
Total, net	714,983	3,705	5,995	$—	724,683
Government guarantee	6,551	1,530	867	—	8,948
Total	$721,534	$5,235	$6,862	$—	$733,631

The increase in Substandard loans during the second quarter 2020 was primarily from higher risk industries or payment deferrals.

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

There were no new TDRs for the three months ended at June 30, 2020 and 2019. TDRs do not include short term loan modifications made on a good faith basis in response to COVID-19.

	For the Six Months Ended June 30, 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$56	$56	$56	$56	$1
Total	1	$56	$56	$56	$56	$1

	For the Six Months Ended June 30, 2019
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
SBA	1	$48	$48	$48	$—	—
Total	1	$48	$48	$48	$—	$—

The average rate concessions were 100 basis points for the six months ended June 30, 2020 and 200 basis points for the six months ended June 30, 2019.  The average term extension in months was 181 for the six months ended June 30, 2020 and zero for the six months ended June 30, 2019.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three or six months ended June 30, 2020 or 2019.

At June 30, 2020 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$2,707	$—	$2,524	$—
Additions	—	1,074	106	1,074
Proceeds from dispositions	—	—	—	—
(Loss) gain on sales, net	—	—	77	—
Third-party portion of writedown/loss	—	—	—	—
Balance, end of period	$2,707	$1,074	$2,707	$1,074

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2020 and December 31, 2019.  The estimated fair value amounts for June 30, 2020 and December 31, 2019 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$128	$—	$—	$128
Investment securities available-for-sale	—	18,423	—	18,423
Interest only strips	—	—	32	32
Servicing assets	—	—	971	971
Total	$128	$18,423	$1,003	$19,554

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$167	$—	$—	$167
Investment securities available-for-sale	—	19,264	—	19,264
Interest only strips	—	—	41	41
Servicing assets	—	—	846	846
Total	$167	$19,264	$887	$20,318

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

The Company had elected to use the amortizing method for the treatment of servicing assets and had measured for impairment on a quarterly basis through a discounted cash flow analysis prepared by an independent third party using industry prepayment speeds.  In connection with the sale of certain SBA and USDA loans, the Company recorded servicing assets and elected to measure those assets at fair value in accordance with ASC 825-10.  Significant assumptions in the valuation of servicing assets include estimated loan repayment rates, the discount rate, and servicing costs, among others.  Servicing assets are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate and repossessed assets and certain loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2020:
Impaired loans	$2,512	$—	$2,512	$—
Loans held for sale	38,071	—	38,071	—
Foreclosed real estate and repossessed assets	2,707	—	2,707	—
Total	$43,290	$—	$43,290	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2019:
Impaired loans	$2,334	$—	$2,334	$—
Loans held for sale	42,900	—	42,900	—
Foreclosed real estate and repossessed assets	2,524	—	2,524	—
Total	$47,758	$—	$47,758	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$147,502	$147,502	$—	$—	$147,502
FRB and FHLB stock	5,018	—	5,018	—	5,018
Investment securities	24,221	128	24,388	—	24,516
Loans, net	846,021	—	853,477	8,978	862,455
Financial liabilities:
Deposits	750,158	—	750,257	—	750,257
Other borrowings	210,103	—	211,219	—	211,219

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$82,661	$82,661	$—	$—	$82,661
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	25,563	167	25,399	—	25,566
Loans, net	766,846	—	752,287	9,907	762,194
Financial liabilities:
Deposits	750,934	—	751,398	—	751,398
Other borrowings	65,000	—	65,236	—	65,236

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2020 and December 31, 2019, the Company had loans held for sale with an aggregate carrying value of $35.1 million and $42.0 million respectively.

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

Federal Home Loan Bank advances and other borrowings

The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements.  The FHLB advances and other borrowings have been categorized as Level 2 in the fair value hierarchy.

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

There were $0.7 million standby letters of credit outstanding at June 30, 2020 and zero at December 31, 2019.  Unfunded loan commitments at June 30, 2020 and December 31, 2019 were $62.9 million and $57.5 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $125.0 million and $65.0 million at June 30, 2020 and December 31, 2019, respectively, borrowed at fixed rates.  The Company also had $84.3 million of letters of credit with FHLB at June 30, 2020 to secure public funds.  At June 30, 2020, CWB had pledged to the FHLB $24.1 million of securities and $317.4 million of loans.  At June 30, 2020, CWB had $6.8 million available for additional borrowing.  At December 31, 2019, CWB had pledged to the FHLB $25.6 million of securities and $324.2 million of loans.  At December 31, 2019, CWB had $60.5 million available for additional borrowing. Total FHLB interest expense for the six months ended June 30, 2020 and June 30, 2019 was $0.8 million and $0.6 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of June 30, 2020 and December 31, 2019.  Available borrowing capacity was $91.9 million and $108.6 million as of June 30, 2020 and December 31, 2019, respectively. The Company also established a borrowing line with FRB under the Paycheck Protection Program Liquidity Fund (PPPLF).  Advances are secured by SBA PPP loans for up to the term of the loan.  There were $75.1 million of PPPLF advances at June 30, 2020.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of June 30, 2020 and December 31, 2019.

Line of Credit - In July of 2019, the Company entered into a change of terms on its revolving line of credit agreement for up to $10.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account, which was $2.5 million at June 30, 2020.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  As of June 30, 2020, the outstanding balance of the revolving line of credit was $10.0 million at a rate of 3.91%.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(112)	$(134)	$(78)	$(141)
Other comprehensive income before reclassifications	59	63	25	70
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	59	63	25	70
Ending Balance	$(53)	$(71)	$(53)	$(71)

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2021.  Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share.  There were zero repurchased common stock shares under this program during the six months ended June 30, 2020. The Company has suspended the program until further notice.

During the three and six months ended June 30, 2020, the Company paid common stock dividends of $0.4 million and $0.8 million, respectively. During the three and six months ended June 30, 2019, the Company paid common stock dividends of $0.5 and $0.9 million, respectively.

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

In November 2019, the federal banking agencies jointly issued a final rule, which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio framework. The final rule was effective January 1, 2020. Under this framework, the bank would choose the option of using the community bank leverage ratio (CBLR).  In order to qualify, a community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules. The Company chose the CBLR option for calculation of its capital ratio in the first quarter of 2020.

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2020 and December 31, 2019.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
June 30, 2020
CWB’s actual regulatory ratios	11.63%	10.38%	10.38%	8.94%	8.94%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2019
CWB’s actual regulatory ratios	11.41%	10.28%	10.28%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

There are no conditions or events since June 30, 2020 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$51	$121	$171	$246
Exchange fees and other service charges	31	44	71	78
Non-interest income (in-scope of Topic 606)	82	164	241	324
Non-interest income (out-of-scope of Topic 606)	558	528	1,349	972
Total	$640	$692	$1,590	$1,296

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of June 30, 2020 and December 31, 2019, the Company did not have any signficant contract balances.

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

As described in Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, effective January 1, 2019, we adopted Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of June 30, 2020, the balance of the right-of-use assets was $5.8 million and the lease liabilities were $5.9 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Six Months Ended June 30,
	2020	2019
Lease cost:	(in thousands)
Operating lease cost	277	583
Sublease income	—	—
Total lease cost	277	583

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	274	572
Weighted average remaining lease term - operating leases	9.42 years	9.88 years
Weighted average discount rate - operating leases	3.25%	3.22%

Future minimum operating lease payments:

	June 30,
	2020	2019
	(in thousands)
2019	$—	$545
2020	467	1,015
2021	884	884
2022	779	779
2023	705	705
2024	713	813
Thereafter	3,291	3,191
Total future minimum lease payments	$6,839	$7,932
Less remaining imputed interest	974	1,175
Total lease liabilities	$5,865	$6,757

12.	RISKS AND UNCERTAINTIES

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and may continue to adversely affect, economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors, may be adversely affected. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near-term as a result of these conditions, including expected credit losses on loan receivables.

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

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company headquartered in Goleta, California providing full service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has seven California branch banking offices in Goleta, Ventura, Santa Maria, Santa Barbara, San Luis Obispo, Oxnard, and Paso Robles.  These entities are collectively referred to herein as the “Company”.

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators. The California governor issued a stay-at-home order on March 19, 2020, which limits gatherings and travel and requires workers who are not necessary to sustain or protect life to work from or stay at home.  The orders, as a result of COVID-19, have led to financial stress for many businesses and workers throughout the communities we serve.

The CARES Act, a massive and unprecedented federal government support program, was enacted on March 27, 2020.  It is a $2 trillion stimulus package intended to provide financial relief across the country.  The CARES Act includes the Paycheck Protection Program (PPP), which enables small businesses to obtain a forgivable Small Business Association (SBA) loan to meet payroll, rent, utility, and mortgage interest obligations. We are proud to have facilitated $75.1 million of SBA PPP loans to businesses throughout the communities we serve. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes to loans originated under the PPP and exclusion from average assets used for the leverage ratio as long as the loans are pledged to the Federal Reserve Bank’s Paycheck Protection Program Liquidity Fund (PPPLF) program.  The capital rule was issued April 9, 2020 and was effective immediately.

The Company has held discussions with many of our customers and they have expressed their general concern about the uncertain economic conditions.  At this time, we believe it is premature to predict the magnitude of the impact.  Measures we have taken to assist our customers include loan programs that provide short-term relief.  Under these programs, borrowers who were in good standing as of the date of the request, can elect to defer full or partial payments for up to a 180-day period.  Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provides confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not Troubled Debt Restructured (TDR) loans. As of June 30, 2020, requests to defer loan payments totaled approximately $156 million or 18% of the Bank’s total loan portfolio.

These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators. The industries most heavily impacted include retail, healthcare, hospitality, schools and energy. The Company’s management team has evaluated the loans related to the affected industries and at June 30, 2020, the Bank’s loans to these industries were $187.3 million, which is 21.9% of our $856.0 million loan portfolio.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted.  Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others.  We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response.  Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic will likely impact our operations, customers, and various areas of risk; however, we are unable at this time, to estimate the full impact of the COVID-19 pandemic on our ongoing financial and operational results. The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

In light of volatility in the capital markets and economic disruptions, the Company continues to carefully monitor its capital and liquidity position.  The Company continues to anticipate that it will have sufficient capital levels to meet all applicable regulatory capital requirements.

Financial Result Highlights for the Second Quarter of 2020

The significant factors impacting the Company’s second quarter earnings performance were:

•	Net income was $1.2 million, or $0.14 per diluted share, in 2Q20, compared to $1.6 million, or $0.19 per diluted share in 1Q20, and $1.6 million, or $0.18 per diluted share in 2Q19.
•	Net interest income was $8.8 million for the quarter, compared to $8.5 million for 1Q20, and $8.5 million for 2Q19.
•	Provision for loan losses was $762,000 for the quarter, compared to $392,000 for 1Q20, and $177,000 for 2Q19.
The resulting allowance was 1.22% of total loans held for investment at June 30, 2020, and 1.34% when excluding the $75.1 million of PPP loans which are 100% guaranteed by the SBA.
•	Net interest margin was 3.72% for 2Q20, compared to 3.97% for 1Q20, and 4.07% for 2Q19.
•
Total demand deposits increased $96.0 million to $504.0 million at June 30, 2020, compared to $408.0 million at March 31, 2020, and increased $47.7 million compared to $456.3 million at June 30, 2019.  Total demand deposits represented 67.2% of total deposits at June 30, 2020.

•
Non-interest-bearing demand deposits increased $71.5 million to $192.8 million at June 30, 2020 compared to $121.3 million at March 31, 2020, and increased $80.3 million compared to $112.5 million at June 30, 2019.

•
Total loans increased $74.0 million during the quarter to $856.0 million at June 30, 2020, compared to $782.0 million at March 31, 2020, and increased $67.1 million from $788.9 million at June 30, 2019.

•	Book value per common share increased to $9.93 at June 30, 2020, compared to $9.82 at March 31, 2020, and $9.19 at June 30, 2019.
•	Total risked-based capital improved to 11.63% for the Bank at June 30, 2020, compared to 11.60% at March 31, 2020 and 10.67% at June 30, 2019.
•	Net non-accrual loans of $2.6 million at June 30, 2020 and at March 31, 2020, compared to $3.0 million at June 30, 2019.
•	Other assets acquired through foreclosure, net was $2.7 million at June 30, 2020 and at March 31, 2020, compared to $1.1 million at June 30, 2019.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2020 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)

Net income	$1,160	$1,580	$2,758	$3,090
Basic earnings per share	$0.14	$0.19	$0.33	$0.37
Diluted earnings per share	$0.14	$0.18	$0.32	$0.36
Total assets	$1,060,847	$905,567	$1,060,847	$905,567
Total loans	$846,021	$780,021	$846,021	$780,021
Total deposits	$750,158	$765,111	$750,158	$765,111
Total stockholders’ equity	$84,093	$77,829	$84,093	$77,829
Book value per common share	$9.93	$9.19	$9.93	$9.19
Net interest margin	3.72%	4.07%	3.84%	4.03%
Return on average assets	0.48%	0.73%	0.59%	0.72%
Return on average stockholders’ equity	5.57%	8.18%	6.66%	8.09%

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$10,777	$11,367	$(590)	$21,752	$22,392	$(640)
Interest expense	1,996	2,869	(873)	4,508	5,671	(1,163)
Net interest income	8,781	8,498	283	17,244	16,721	523
Credit (provision) for loan losses	762	177	585	1,154	120	1,034
Net interest income after provision for loan losses	8,019	8,321	(302)	16,090	16,601	(511)
Non-interest income	640	692	(52)	1,590	1,296	294
Non-interest expenses	7,003	6,760	243	13,732	13,477	255
Income before income taxes	1,656	2,253	(597)	3,948	4,420	(472)
Provision for income taxes	496	673	(177)	1,190	1,330	(140)
Net income	$1,160	$1,580	$(420)	$2,758	$3,090	$(332)
Income per share - basic	$0.14	$0.19	$(0.05)	$0.33	$0.37	$(0.04)
Income per share - diluted	$0.14	$0.18	$(0.05)	$0.32	$0.36	$(0.04)

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$81,116	$59	0.29%	$25,025	$118	1.89%
Investment securities	28,408	133	1.88%	35,251	342	3.89%
Loans (1)	839,625	10,585	5.07%	777,828	10,907	5.62%
Total earnings assets	949,149	10,777	4.57%	838,104	11,367	5.44%
Nonearning Assets
Cash and due from banks	2,283			2,060
Allowance for loan losses	(9,239)			(8,732)
Other assets	36,057			33,151
Total assets	$978,250			$864,583
Interest-Bearing Liabilities
Interest-bearing demand deposits	$291,328	$496	0.68%	$294,903	$933	1.27%
Savings deposits	17,028	27	0.64%	15,820	32	0.81%
Time deposits	261,287	977	1.50%	299,737	1,618	2.17%
Total interest-bearing deposits	569,643	1,500	1.06%	610,460	2,583	1.70%
Other borrowings	133,342	496	1.50%	43,420	286	2.64%
Total interest-bearing liabilities	702,985	1,996	1.14%	653,880	2,869	1.76%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	176,001			115,906
Other liabilities	15,507			17,365
Stockholders’ equity	83,757			77,432
Total Liabilities and Stockholders’ Equity	$978,250			$864,583
Net interest income and margin (3)		$8,781	3.72%		$8,498	4.07%
Net interest spread (4)			3.43%			3.68%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$61,348	$185	0.61%	$27,750	$285	2.07%
Investment securities	28,732	318	2.23%	35,716	659	3.72%
Loans (1)	813,581	21,249	5.25%	773,067	21,448	5.59%
Total earnings assets	903,661	21,752	4.84%	836,533	22,392	5.40%
Nonearning Assets
Cash and due from banks	2,613			2,613
Allowance for loan losses	(9,059)			(8,736)
Other assets	35,119			31,736
Total assets	$932,334			$862,146
Interest-Bearing Liabilities
Interest-bearing demand deposits	$287,269	$1,215	0.85%	$289,541	$1,764	1.23%
Savings deposits	16,367	57	0.70%	15,521	63	0.82%
Time deposits	281,343	2,350	1.68%	301,878	3,200	2.14%
Total interest-bearing deposits	584,979	3,622	1.25%	606,940	5,027	1.67%
Other borrowings	100,956	886	1.76%	46,663	644	2.78%
Total interest-bearing liabilities	685,935	4,508	1.32%	653,603	5,671	1.75%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	146,946			114,745
Other liabilities	16,167			16,739
Stockholders’ equity	83,286			77,059
Total Liabilities and Stockholders’ Equity	$932,334			$862,146
Net interest income and margin (3)		$17,244	3.84%		$16,721	4.03%
Net interest spread (4)			3.52%			3.65%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 versus 2019			2020 versus 2019
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$41	$(100)	$(59)	$102	$(202)	$(100)
Investment securities	(32)	(177)	(209)	(78)	(263)	(341)
Loans, net	781	(1,103)	(322)	1,061	(1,260)	(199)
Total interest income	790	(1,380)	(590)	1,085	(1,725)	(640)

Interest expense:
Interest-bearing demand deposits	(6)	(431)	(437)	(10)	(539)	(549)
Savings deposits	2	(7)	(5)	3	(9)	(6)
Time deposits	(144)	(497)	(641)	(172)	(678)	(850)
Short-term borrowings	336	(126)	210	476	(234)	242
Total interest expense	188	(1,061)	(873)	297	(1,460)	(1,163)
Net increase	$602	$(319)	$283	$788	$(265)	$523

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and six months ended June 30, 2020 was $10.8 million and $21.8 million, compared to $11.4 million and $22.4 million for three and six months ended June 30, 2019.  Total interest income in the second quarter of 2020 was impacted by loan growth of $66.0 million yielding lower average rates compared to the second quarter of 2019.  Interest income from interest-bearing deposits in other institutions increased primarily due to an increased average balance held with the Federal Reserve Bank during the second quarter of 2020 compared to 2019.  The annualized yield on interest-earning assets for the second quarter 2020 was 4.57% compared to 5.44% for the second quarter of 2019.  In the third quarter of 2019, the Federal Open Market Committee reduced the federal funds target rate by 50 basis points. In an emergency FOMC meeting on March 15, 2020, the committee voted to cut the target range for the federal funds overnight rate to 0% - 0.25% to further combat the COVID-19 crisis. Additionally, declines in yields were impacted by $75.1 million of SBA PPP loans originated during the quarter and yielding 1.00%.

Interest expense for the three and six months ended June 30, 2020 compared to 2019 decreased by $0.9 million and $1.2 million, respectively.  This decrease in interest expense for the comparable periods was primarily due to decreased interest-bearing demand balances and decreased cost of funds on repricing of maturing time deposits.  The annualized average cost of interest-bearing liabilities decreased by 62 basis points to 1.14% for the three months ended June 30, 2020 compared to the same period in 2019.  The cost of deposits decreased by 64 basis points to 1.06% for the second quarter 2020 compared to 1.70% for the second quarter 2019.  The cost of other borrowings for the comparable periods decreased by 114 basis points to 1.50% for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to the repricing of some FHLB advances. Total cost of funds including the effect of the non-interest bearing deposits was 0.81% for the second quarter 2020 compared to 1.43% for the second quarter of 2019.  Year to date total cost of funds including the impact from non-interest bearing deposits at June 30, 2020 was 1.00% compared to 1.40% for the first six months of 2019.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the three months ended June 30, 2020 to 3.72% compared to 4.07% in the three months ended June 30, 2019.  The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the six months ended June 30, 2020 to 3.84% compared to 4.03% in the six months ended June 30, 2019.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses were $0.8 million and $0.2 million for the second quarters of 2020 and 2019 respectively.  The provision increase for the second quarter 2020 compared to the second quarter of 2019 was the increase to qualitative factors to reflect some loan grading migration and the increased economic risks associated with the COVID-19 pandemic. The Company’s allowance was 1.22% of loans held for investment at June 30, 2020 compared to 1.19% at June 30, 2019. The Company’s allowance was 1.34% of loans held for investment at June 30, 2020 when excluding the $75.1 million of SBA PPP loans, which are 100% government guaranteed (non-GAAP).

The provision for loan losses for the six months ended June 30, 2020 was $1.2 million compared to $0.1 million for the six months ended June 30, 2019.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,364	$5,484	$1,164	$29	$27	$96	$3	$9,167
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	47	3	2	—	—	79
Net recoveries	7	20	47	3	2	—	—	79
Provision (credit)	99	255	292	96	(3)	24	(1)	762
Ending balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008

2019
Beginning balance	$2,188	$5,058	$1,219	$44	$48	$91	$—	$8,648
Charge-offs	—	—	(14)	—	—	—	—	(14)
Recoveries	37	12	20	6	1	—	—	76
Net recoveries	37	12	6	6	1	—	—	62
Provision (credit)	(26)	288	(75)	(10)	—	—	—	177
Ending balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	13	40	74	6	3	1	—	137
Net recoveries	13	40	74	6	3	1	—	137
Provision (credit)	273	502	267	90	(4)	27	(1)	1,154
Ending balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008

2019
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	43	12	39	11	2	—	—	107
Net recoveries	43	12	8	11	2	—	—	76
Provision (credit)	(40)	318	(68)	(50)	(43)	3	—	120
Ending balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887

The percentage of net nonaccrual loans to the total loan portfolio has increased to 0.31% as of June 30, 2020 from 0.30% at December 31, 2019.

The allowance for loan losses compared to net nonaccrual loans has increased to 379% as of June 30, 2020 from 365% as of December 31, 2019.  Total past due loans decreased to $0.7 million as of June 30, 2020 from $1.9 million as of December 31, 2019.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company’s non-interest income for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands)
Other loan fees	$283	$269	$14	$624	$476	$148
Gains from loan sales, net	97	—	97	287	—	287
Document processing fees	108	124	(16)	232	211	21
Service charges	62	139	(77)	196	278	(82)
Other	90	160	(70)	251	331	(80)
Total non-interest income	$640	$692	$(52)	$1,590	$1,296	$294

Total non-interest income decreased slightly by $0.1 million for the three months ended June 30, 2020 compared to 2019.  Service charges decreased slightly to $62,000 and $196,000 for the three and six months ended June 30, 2020 compared to the respective prior year periods as the Company instituted some fee waivers in the second quarter for those customers impacted by the COVID-19 pandemic. Gains from loan sales increased for the three and six months ended June 30, 2020 due to sold Farmer Mac loans. Other loan fees for the three and six months ended June 30, 2020 increased due to increased loan fundings during the first six months of 2020 compared to 2019.

 Non-Interest Expenses

The following table summarizes the Company’s non-interest expenses for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands)
Salaries and employee benefits	$4,574	$4,318	$256	$8,972	$8,699	$273
Occupancy, net	776	768	8	1,534	1,550	(16)
Professional services	559	405	154	942	786	156
Data processing	260	201	59	543	425	118
Depreciation	206	218	(12)	414	431	(17)
FDIC assessment	133	154	(21)	277	324	(47)
Advertising and marketing	265	230	35	418	359	59
Stock based compensation	95	97	(2)	180	192	(12)
Other	135	369	(234)	452	711	(259)
Total non-interest expense	$7,003	$6,760	$243	$13,732	$13,477	$255

Total non-interest expenses increased $0.2 million and $0.3 million in the three and six months ended June 30, 2020 compared to 2019, respectively.  The increase in non-interest expenses for the year is primarily due to increased salaries and employee benefits, professional services, and data processing as a result of the Bank’s internal department restructuring and promotions.  Professional services increased $0.2 million in the three and six months ended June 30, 2020 compared to 2019 due to increased legal expenses and consulting costs for operational training and project implementation. The decrease in other expenses were mainly due to higher loan origination cost deferrals from SBA PPP loans during the three and six months ended June 30, 2020 compared to 2019.

Income Taxes

Income tax provision for the three and six months ended June 30, 2020 was $0.5 million and $1.2 million compared to $0.7 million and $1.3 million in the same period during 2019.  The combined state and federal effective income tax rates for the six months ended June 30, 2020 and 2019 were 30.1%.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.4 million at June 30, 2020 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at June 30, 2020 or December 31, 2019.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at June 30, 2020 and December 31, 2019.

On March 27, 2020, the CARES Act was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and do not anticipate the associated impacts, if any, will have a material effect on its financial position.

BALANCE SHEET ANALYSIS

Total assets increased $147.0 million to $1,060.8 million at June 30, 2020 from $913.9 million at December 31, 2019.  Net loans increased by $79.2 million to $846.0 million at June 30, 2020 from $766.8 million at December 31, 2019.  The majority of the loan increase was due to SBA PPP loan fundings of $75.1 million.  Additionally, there were increases of $7.1 million and $10.1 million in our commercial real estate and manufactured housing portfolios, respectively. This increase was partially offset by a decrease of $0.7 million of commercial loans, $7.0 million in loans available-for-sale, and $0.8 million in investment securities available-for-sale. Cash and cash equivalents increased $64.8 million primarily from excess liquid funds deposited with the Federal Reserve Bank.

Total liabilities increased $144.9 million to $976.8 million at June 30, 2020 from $831.9 million at December 31, 2019 mostly due to increased other borrowings of $145.1 million primarily utilized to strategically reduce the Company’s cost of funds.  Non-interest-bearing demand deposits increased by $82.0 million including borrower funds from PPP loans and interest-bearing demand deposits decreased by $3.0 million, while certificates of deposit decreased $81.9 million due to the company’s strategic initiative to reduce wholesale funding, including brokered deposits.

Total stockholders’ equity increased $2.1 million to $84.1 million at June 30, 2020 from $82.0 million at December 31, 2019.  The $2.8 million increase in retained earnings from net income was partially offset by a $0.8 million decrease from dividends paid on common stock. The book value per common share was $9.93 at June 30, 2020 compared to $9.68 at December 31, 2019.

Selected Balance Sheet Accounts

	June 30, 2020	December 31, 2019	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$147,502	$82,661	$64,841	78.4%
Investment securities available-for-sale	18,423	19,264	(841)	(4.4)%
Investment securities held-to-maturity	5,670	6,132	(462)	(7.5)%
Loans - held for sale	35,090	42,046	(6,956)	(16.5)%
Loans - held for investment, net	810,931	724,800	86,131	11.9%
Total assets	1,060,847	913,870	146,977	16.1%
Total deposits	750,158	750,934	(776)	(0.1)%
Other borrowings	210,103	65,000	145,103	223.2%
Total stockholder’s equity	84,093	81,978	2,115	2.6%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	June 30, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$267,343	$257,247
Commercial real estate	392,790	385,642
Commercial	69,178	69,843
SBA	79,060	4,429
HELOC	3,918	4,531
Single family real estate	11,234	11,845
Consumer	45	94
	823,568	733,631
Allowance for loan losses	(10,008)	(8,717)
Deferred costs, net	(2,577)	(58)
Discount on SBA loans	(52)	(56)
Total loans held for investment, net	$810,931	$724,800

The Company had $35.1 million of loans held for sale at June 30, 2020 compared to $42.0 million at December 31, 2019.  Loans held for sale at June 30, 2020 consisted of $9.2 million SBA loans and $25.9 million commercial agriculture loans.  Loans held for sale at December 31, 2019, were $10.4 million SBA loans and $31.6 million commercial agriculture loans.

COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting our customers by modifying terms of existing loans and originating loans under the PPP.  The Company has taken a proactive approach to assist its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers have been payment deferrals taking the form of full payment deferrals.  Based on the circumstances of the borrower, payments have been deferred either 90 days, with the option to extend, or 180 days.  Consistent with the Interagency Statement on “Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40. These modified loans are classified as performing and are not considered past due.  Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  The Company anticipates additional loans to be modified due to the effects of COVID-19 in the coming periods.  As of June 30, 2020, the Company had made 262 COVID-19 related modifications on loans with a total balance of $156.4 million.

	June 30, 2020
Loan segment	Count	Balance
		(in thousands)
Manufactured housing	142	$19,903
Commercial real estate	78	124,629
Commercial	36	10,825
SBA	1	17
HELOC	0	0
Single family real estate	5	1,027
Consumer	0	0
Total pandemic deferments	262	$156,401

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company originates manufactured housing, commercial, SBA, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of June 30, 2020 and December 31, 2019, manufactured housing loans comprised 31.2% and 33.2%, respectively, of total loans.  As of June 30, 2020 and December 31, 2019, commercial real estate loans accounted for approximately 45.9% and 49.7% of total loans, respectively.  Approximately 29.0% and 31.9% of these commercial real estate loans were owner-occupied at June 30, 2020 and December 31, 2019, respectively.  Substantially all of these loans are secured by first liens with average loan to value ratios of 53.9% and 54.3% at June 30, 2020 and December 31, 2019, respectively.  The Company was within established concentration policy limits at June 30, 2020 and December 31, 2019.

High Risk Industries Impacted By COVID-19

The industries most heavily impacted include retail, healthcare, hospitality, schools and energy.  The Company’s management team has evaluated the loans related to the affected industries and at June 30, 2020, the Bank’s loans to these industries were $187.3 million, which is 21.9% of our $856.0 million loan portfolio.

Importantly, of the selected industry loans, $1.7 million, or 0.9%, are on non-accrual at June 30, 2020.  Also, of the selected industries loans the classified loans are $12.1 million, or 6.5%.  Lastly, the Bank has accommodated $81.8 million of these loans with payment deferrals or 43.7% of the selected industries.  Additional detail by industry is included in the table below.

As of 6/30/20
(in thousands)
	Ventura/Los Angeles Counties	Santa Barbara County	San Luis Obispo County	Other	Loans Outstanding (includes $11 million of guarantees)*	$ Non- accrual	% Non- accrual	$ Classified	% Classified	$ Deferrals	% Deferral
Healthcare	$9,135	$9,695	$27,205	$2,431	$48,466	$1,657	3.42%	$2,025	4.18%	$14,232	29.36%
Senior/Assisted Living Facilities	$1,695	$612	$20,779	$0	$23,086	$0	0.00%	$0	0.00%	$0	0.00%
Medical Offices	$5,332	$6,609	$5,806	$1,240	$18,987	$0	0.00%	$290	1.53%	$10,026	52.80%
General Healthcare	$2,108	$2,474	$620	$1,191	$6,393	$1,657	25.92%	$1,735	27.14%	$4,206	65.79%
Hospitality	$9,011	$16,446	$27,941	$2,209	$55,607	$3	0.01%	$1,673	3.01%	$40,197	72.29%
Lodging	$3,093	$12,497	$23,965	$1,593	$41,148	$0	0.00%	$0	0.00%	$33,229	80.75%
Restaurants	$5,918	$615	$3,976	$616	$11,125	$3	0.03%	$1,673	15.04%	$6,968	62.63%
RV-Mobile Home Parks	$0	$3,334	$0	$0	$3,334	$0	0.00%	$0	0.00%	$0	0.00%
Retail Commercial Real Estate	$23,590	$16,991	$9,980	$8,275	$58,836	$25	0.04%	$8,415	14.30%	$24,405	41.48%
Retail Services	$5,242	$5,948	$6,072	$5,724	$22,986	$0	0.00%	$19	0.08%	$2,844	12.37%
Schools	$0	$50	$1,088	$107	$1,245	$0	0.00%	$0	0.00%	$0	0.00%
Energy	$149	$0	$0	$0	$149	$0	0.00%	$0	0.00%	$149	100.00%
Total	$47,127	$49,130	$72,286	$18,746	$187,289	$1,685	0.90%	$12,132	6.48%	$81,827	43.69%

*Includes government guarantees by SBA, Cal Coastal and USDA

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

	June 30, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$2,640	$2,389
Troubled debt restructured loans, gross	10,186	10,774
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.31%	0.30%
Net charge-offs (recoveries) (annualized) to average loans	0.00%	(0.02)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	379%	365%
Allowance for loan losses to gross loans	1.22%	1.19%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Total nonaccrual loans	$2,886	$2,679
Government guaranteed portion of loans included above	(246)	(290)
Total nonaccrual loans, without guarantees	$2,640	$2,389

Troubled debt restructured loans, gross	$10,186	$10,774
Loans 30 through 89 days past due with interest accruing	$740	$1,947
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.22%	1.19%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of June 30, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,144	$—	$149	$—	$—	$459	$—	$5,752
Impaired loans with no allowance recorded	2,392	315	1,545	324	—	1,754	—	6,330
Total loans individually evaluated for impairment	7,536	315	1,694	324	—	2,213	—	12,082
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	314	—	30	—	—	16	—	360
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	314	—	30	—	—	16	—	360
Total impaired loans, net	$7,222	$315	$1,664	$324	$—	$2,197	$—	$11,722

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	2,296	318	1,802	382	—	1,858	—	6,656
Total loans individually evaluated for impairment	7,998	318	1,802	382	—	2,328	—	12,828
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	334	—	—	—	—	18	—	352
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	334	—	—	—	—	18	—	352
Total impaired loans, net	$7,664	$318	$1,802	$382	$—	$2,310	$—	$12,476

Total impaired loans decreased $0.7 million in the second quarter of 2020 compared to December 31, 2019.  This decrease was primarily in impaired manufactured housing loans of $0.5 million.

The following table summarizes the composite of nonaccrual loans:

	At June 30, 2020			At December 31, 2019
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$933	32.33%	0.11%	$594	22.17%	0.08%
Commercial real estate	84	2.91%	0.01%	84	3.14%	0.01%
Commercial	—	0.00%	0.00%	1,619	60.43%	0.21%
SBA	—	0.00%	0.00%	382	14.26%	0.05%
HELOC	1,545	53.53%	0.19%	—	0.00%	0.00%
Single family real estate	324	11.23%	0.04%	—	0.00%	0.00%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$2,886	100.00%	0.35%	$2,679	100.00%	0.35%

Nonaccrual balances include $0.2 million and $0.3 million of loans that are government guaranteed at June 30, 2020 and December 31, 2019, respectively.  Nonaccrual loans net of government guarantees decreased $0.3 million, or 11%, from $2.4 million at December 31, 2019 to $2.6 million at June 30, 2020.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Allowance for loan losses:			(in thousands)
Balance at beginning of period	$9,167	$8,648	$8,717	$8,691
Provisions charged to operating expenses:
Manufactured housing	99	(26)	273	(40)
Commercial real estate	255	288	502	318
Commercial	292	(75)	267	(68)
SBA	96	(10)	90	(50)
HELOC	(3)	—	(4)	(43)
Single family real estate	24	—	27	3
Consumer	(1)	—	(1)	—
Total Provision (credit)	762	177	1,154	120
Recoveries of loans previously charged-off:
Manufactured housing	7	37	13	43
Commercial real estate	20	12	40	12
Commercial	47	20	74	39
SBA	3	6	6	11
HELOC	2	1	3	2
Single family real estate	—	—	1	—
Consumer	—	—	—	—
Total recoveries	79	76	137	107
Loans charged-off:
Manufactured housing	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	14	—	31
SBA	—	—	—	—
HELOC	—	—	—	—
Single family real estate	—	—	—	—
Consumer	—	—	—	—
Total charged-off	—	14	—	31
Net charge-offs (recoveries)	(79)	(62)	(137)	(76)
Balance at end of period	$10,008	$8,887	$10,008	$8,887

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded Special Mention or worse, but still performing:

	June 30, 2020
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	4	$195	0.90%	0.02%
Commercial real estate	13	14,839	68.41%	1.75%
Commercial	9	5,895	27.18%	0.70%
SBA	4	757	3.49%	0.09%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.02%	0.00%
Total	31	$21,691	100.00%	2.56%

(1)	Of the $21.7 million of potential problem loans, $4.4 million are guaranteed by government agencies.

	December 31, 2019
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	2	$163	1.92%	0.02%
Commercial real estate	5	5,824	68.60%	0.75%
Commercial	2	1,699	20.01%	0.22%
SBA	5	799	9.41%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.06%	0.00%
Total	15	$8,490	100.00%	1.09%

(1)	Of the $8.5 million of potential problem loans, $2.1 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
U.S. government agency notes	$6,938	$8,048
U.S. government agency mortgage backed securities (“MBS”)	5,670	6,132
U.S. government agency collateralized mortgage obligations (“CMO”)	9,990	11,216
Other securities	1,495	—
Equity securities: Farmer Mac class A stock	128	167
Total	$24,221	$25,563

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$2,707	$—	$2,524	$—
Additions	—	1,074	106	1,074
Proceeds from dispositions	—	—	—	—
(Loss) gain on sales, net	—	—	77	—
Third-party portion of writedown/loss	—	—	—	—
Balance, end of period	$2,707	$1,074	$2,707	$1,074

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense. The majority of this balance relates to one property of $2.5 million. The Company had $0.1 valuation allowance on foreclosed assets as of June 30, 2020 and zero at June 30, 2019.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	June 30, 2020	December 31, 2019	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$192,806	$110,843	$81,963	73.9%
Interest-bearing demand deposits	311,266	314,278	(3,012)	(1.0)%
Savings	17,862	15,689	2,173	13.9%
Certificates of deposit ($250,000 or more)	86,046	96,431	(10,385)	(10.8)%
Other certificates of deposit	142,178	213,693	(71,515)	(33.5)%
Total deposits	$750,158	$750,934	$(776)	(0.1)%

Total deposits decreased to $750.2 million at June 30, 2020 from $750.9 million at December 31, 2019, a decrease of $0.8 million.  This decrease was primarily from maturing time deposits, offset by an increase in non-interest bearing deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”).  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At June 30, 2020 and December 31, 2019, the Company had $58.1 million and $83.2 million, respectively, of CDARS and ICS deposits.  As of June 30, 2020 the Company had zero insured overnight funding compared to $29.0 million at December 31, 2019.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $125.0 million and $65.0 million of FHLB advances at June 30, 2020 and December 31, 2019, respectively, borrowed at fixed rates.  The Company also had $84.3 million of letters of credit with FHLB at June 30, 2020 to secure public funds.  At June 30, 2020, CWB had pledged to the FHLB, $24.1 million of securities and $317.4 million of loans.  At June 30, 2020, CWB had $6.8 million available for additional borrowing.  At December 31, 2019, CWB had pledged to the FHLB, securities of $25.6 million at carrying value and $324.2 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of June 30, 2020 and December 31, 2019.  CWB had $91.9 million and $108.6 million in borrowing capacity as of June 30, 2020 and December 31, 2019, respectively. The Company also established a borrowing line with FRB under the Paycheck Protection Program Liquidity Fund (PPPLF).  Advances are secured by SBA PPP loans for up to the term of the loan.  There were $75.1 million of PPPLF advances at June 30, 2020.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of June 30, 2020 and December 31, 2019.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 18.9% and 15.8% at June 30, 2020 and December 31, 2019, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,472,463 have been issued at June 30, 2020.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

In November 2019, the federal banking agencies jointly issued a final rule, which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio framework. The final rule was effective January 1, 2020. Under this framework, the bank would choose the option of using the community bank leverage ratio (CBLR).  In order to qualify, a community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules. The Company chose the CBLR option for calculation of its capital ratio in the first quarter of 2020.

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2020 and December 31, 2019.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
June 30, 2020
CWB’s actual regulatory ratios	11.63%	10.38%	10.38%	8.94%	8.94%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2019
CWB’s actual regulatory ratios	11.41%	10.28%	10.28%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

There are no conditions or events since June 30, 2020 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings. In an effort to be conservative, the Company drew down $10 million on its line of credit in 1Q20, which can be down streamed to the Bank as additional capital if needed in the future.

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

Our primary market risk exposure with the onset of the COVID-19 crisis is uncertain.  A review of our market risk methods are ongoing and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis.  Repricing cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment.  SBA PPP loans and the FRB’s PPPLF borrowings are new instruments and have payment characteristics that are still uncertain.  In late March 2020, we implemented loan payment programs for customers to alleviate the financial setback caused by the temporary closure of business and lost wages.  Under these programs, borrowers who were in good standing as of the date of the request, can elect to defer full or partial payments for up to a 180-day period.  Our expectations regarding loan payments after the 180-day period is uncertain.  Customer deposit flows may experience unusual fluctuations due to government support programs, customer and business stress, and general money supply.  We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis begins to reveal itself. The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2020 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2019, a novel coronavirus was reported in China, and, in March 2020, the World Health Organization declared a pandemic.  On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and yields on 10 and 30-year treasury notes have declined to historic lows.  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislature to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

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

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	an increase in information security risk, with exploitation of clients and added risks of remote work;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.  Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no repurchases of its common stock during the quarter ended June 30, 2020 and there was approximately $1.4 million that may yet be purchased under the Company’s repurchase program.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 7, 2020	BY: /s/ Susan C. Thompson
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