Form 10-Q
period 2020-09-30
COMMUNITY WEST BANCSHARES /
filed 2020-11-06
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock of the registrant issued and outstanding of 8,473,063 as of October 30, 2020.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	2
Consolidated Income Statements for the three and nine months ended September 30, 2020 and 2019 (unaudited)	3
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (unaudited)	4
Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019 (unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	53
Item 4 – Controls and Procedures	53

Part II. Other Information
Item 1 – Legal Proceedings	54
Item 1A – Risk Factors	54
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3 – Defaults Upon Senior Securities	55
Item 4 – Mine Safety Disclosures	55
Item 5 – Other Information	55
Item 6 – Exhibits	56

Signatures	56

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks and federal funds sold	$4,974	$2,539
Interest-earning demand in other financial institutions	124,590	80,122
Cash and cash equivalents	129,564	82,661
Investment securities - available-for-sale, at fair value; amortized cost of $18,676 at September 30, 2020 and $19,382 at December 31, 2019	18,693	19,264
Investment securities - held-to-maturity, at amortized cost; fair value of $5,021 at September 30, 2020 and $6,302 at December 31, 2019	4,742	6,132
Investment securities - measured at fair value; amortized cost of $66 at September 30, 2020 and December 31, 2019.	127	167
Federal Home Loan Bank stock, at cost	3,260	2,714
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	32,562	42,046
Held for investment, net of allowance for loan losses of $10,197 at September 30, 2020 and $8,717 at December 31, 2019	811,711	724,800
Total loans	844,273	766,846
Other assets acquired through foreclosure, net	2,707	2,524
Premises and equipment, net	7,224	7,655
Other assets	30,136	24,534
Total assets	$1,042,099	$913,870
Liabilities:
Deposits:
Non-interest-bearing demand	$190,133	$110,843
Interest-bearing demand	355,111	314,278
Savings	18,555	15,689
Certificates of deposit ($250,000 or more)	81,426	96,431
Other certificates of deposit	103,955	213,693
Total deposits	749,180	750,934
Other borrowings	190,103	65,000
Other liabilities	16,099	15,958
Total liabilities	955,382	831,892
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,473,063 shares issued and outstanding at September 30, 2020 and 8,472,463 at December 31, 2019	42,841	42,586
Retained earnings	43,859	39,470
Accumulated other comprehensive income (loss)	17	(78)
Total stockholders’ equity	86,717	81,978
Total liabilities and stockholders’ equity	$1,042,099	$913,870

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$10,909	$11,306	$32,158	$32,754
Investment securities and other	207	413	710	1,357
Total interest income	11,116	11,719	32,868	34,111
Interest expense:
Deposits	1,046	2,615	4,668	7,642
Other borrowings	518	306	1,404	950
Total interest expense	1,564	2,921	6,072	8,592
Net interest income	9,552	8,798	26,796	25,519
Provision for loan losses	113	(75)	1,267	45
Net interest income after provision for loan losses	9,439	8,873	25,529	25,474
Non-interest income:
Other loan fees	539	302	1,163	883
Gains from loan sales, net	424	-	711	-
Document processing fees	152	96	384	307
Service charges	75	129	271	407
Other	162	120	413	346
Total non-interest income	1,352	647	2,942	1,943
Non-interest expenses:
Salaries and employee benefits	4,402	4,254	13,374	12,953
Occupancy, net	751	788	2,285	2,338
Professional services	460	341	1,402	1,127
Data processing	258	215	801	640
Depreciation	205	219	619	650
FDIC assessment	123	(15)	400	309
Advertising and marketing	145	187	563	546
Stock based compensation	71	90	251	282
Other	307	385	759	1,096
Total non-interest expenses	6,722	6,464	20,454	19,941
Income before provision for income taxes	4,069	3,056	8,017	7,476
Provision for income taxes	1,209	902	2,399	2,232
Net income	$2,860	$2,154	$5,618	$5,244
Earnings per share:
Basic	$0.34	$0.25	$0.66	$0.62
Diluted	$0.33	$0.25	$0.66	$0.61
Weighted average number of common shares outstanding:
Basic	8,473	8,465	8,473	8,470
Diluted	8,540	8,567	8,540	8,577
Dividends declared per common share	$0.045	$0.055	$0.145	$0.160

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$2,860	$2,154	$5,618	$5,244
Other comprehensive income, net:
Unrealized income on securities available-for-sale (AFS), net (tax effect of $29, $(3), $40 and ($52) for each respective period presented)	70	4	95	74
Net other comprehensive income	70	4	95	74
Comprehensive income	$2,930	$2,158	$5,713	$5,318

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended September 30, 2020	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, June 30, 2020:	8,472	$42,766	$(53)	$41,380	$84,093
Net income	—	—	—	2,860	2,860
Exercise of stock options	1	4	—	—	4
Stock based compensation	—	71	—	—	71
Dividends on common stock	—	—	—	(381)	(381)
Other comprehensive income, net	—	—	70	—	70
Balance, September 30, 2020	8,473	$42,841	$17	$43,859	$86,717

Three Months Ended September 30, 2019	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, June 30, 2019:	8,465	$42,372	$(71)	$35,528	$77,829
Net income	—	—	—	2,154	2,154
Exercise of stock options	12	85	—	—	85
Stock based compensation	—	90	—	—	90
Common stock repurchases	(10)	(101)	—	—	(101)
Dividends on common stock	—	—	—	(465)	(465)
Other comprehensive income, net	—	—	4	—	4
Balance, September 30, 2019	8,467	$42,446	$(67)	$37,217	$79,596

Nine Months Ended September 30, 2020	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2019:	8,472	$42,586	$(78)	$39,470	$81,978
Net income	—	—	—	5,618	5,618
Exercise of stock options	1	4	—	—	4
Stock based compensation	—	251	—	—	251
Dividends on common stock	—	—	—	(1,229)	(1,229)
Other comprehensive income, net	—	—	95	—	95
Balance, September 30, 2020	8,473	$42,841	$17	$43,859	$86,717

Nine Months Ended September 30, 2019	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2018:	8,533	$42,964	$(141)	$33,328	$76,151
Net income	—	—	—	5,244	5,244
Exercise of stock options	34	230	—	—	230
Stock based compensation	—	282	—	—	282
Common stock repurchases	(100)	(1,030)	—	—	(1,030)
Dividends on common stock	—	—	—	(1,355)	(1,355)
Other comprehensive income, net	—	—	74	—	74
Balance, September 30, 2019	8,467	$42,446	$(67)	$37,217	$79,596

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$5,618	$5,244
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,267	45
Depreciation	619	650
Stock based compensation	251	282
Deferred income taxes	(559)	(166)
Net accretion of discounts and premiums for investment securities	69	90
(Gains) Losses on:
Sale of repossessed assets, net	—	11
Sale of loans, net	(711)	—
Sale of assets, net	25	7
Loans originated for sale and principal collections, net	9,484	3,539
Changes in:
Investment securities held at fair value	40	(42)
Other assets	(4,805)	16
Other liabilities	269	(340)
Servicing assets, net	(483)	20
Net cash provided by operating activities	11,084	9,356
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	3,668	3,070
Purchase of available-for-sale securities	(3,000)	—
Principal pay downs and maturities of held-to-maturity securities	1,359	654
Loan originations and principal collections, net	(87,573)	(25,798)
Purchase of restricted stock, net	(546)	—
Proceeds from sale of other real estate owned and repossessed assets, net	—	751
Purchase of premises and equipment, net	(213)	(2,112)
Net cash used in investing activities	(86,305)	(23,435)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,754)	45,666
Net increase (decrease) in borrowings	125,103	(30,000)
Exercise of stock options	4	230
Cash dividends paid on common stock	(1,229)	(1,355)
Common stock repurchases	—	(1,030)
Net cash provided by financing activities	122,124	13,511
Net increase (decrease) cash and cash equivalents	46,903	(568)
Cash and cash equivalents at beginning of period	82,661	56,915
Cash and cash equivalents at end of period	$129,564	$56,347
Supplemental disclosure:
Cash paid during the period for:
Interest	$6,470	$9,717
Income Taxes	$2,595	$1,610
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	106	1,177
Operating lease right-of-use asset	487	7,190
Operating lease liability	487	6,538

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full-service banking through its wholly-owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”). Unless indicated otherwise or unless the context suggests otherwise, these entities are referred to herein collectively and on a consolidated basis as the “Company.”

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2020 and 2019, and for the three and nine months then ended, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2019 and for the three and nine months ended September 30, 2019 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held for Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and Small Business Association (“SBA”).  The Company did not incur any lower of cost or fair value provision in the three and nine months ended September 30, 2020 and 2019.

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

Impaired loans:  A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  The collateral-dependent loans that recognize impairment are charged down to the fair value less costs to sell.  All other loans are measured for impairment either based on the present value of future cash flows or the loan’s observable market price.

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

Guidance on Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant. As of September 30, 2020, the outstanding balance of these deferred loans was $129.7 million, or 15% of the Bank’s total loan portfolio.

Allowance for Loan Losses and Provision for Loan Losses

The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”). The ALL is based on estimates and is intended to be appropriate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on migration analysis and historical loss rates, in addition to qualitative factors that are based on management’s judgment. The migration analysis and historical loss rate calculations are based on the annualized loss rates and the Company extended its time horizon for the ALL methodology in 2019. Migration analysis is utilized for the Commercial Real Estate (“CRE”), Commercial, Commercial Agriculture, Small Business Administration (“SBA”), Home Equity Line of Credit (“HELOC”), Single Family Residential, and Consumer portfolios. The historical loss rate method is utilized primarily for the Manufactured Housing portfolio. The migration analysis considers the risk rating of loans that are charged off in each loan category. Loans that are considered Doubtful are typically charged off. The following is a description of the characteristics of loan ratings. Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

Substantially Risk Free – These borrowers have virtually no probability of default or loss given default and present no identifiable or potential adverse risk to the Company.  Documented repayment is either backed by the full faith and credit of the United States Government or secured by cash collateral of the principal borrowed.  The collateral must be in the possession of the Company and free from potential claim.  In addition, these credits will conform in all aspects to established loan policies and procedures, laws, rules, and regulations.

Nominal Risk – This rating is for the highest quality borrowers with nominal probability of default or loss given default from the transaction.  Typically, this is a borrower with a well-established record of financial performance, a strong equity position, abundant liquidity, and excellent debt service ability.  The Borrower’s financial outlook is stable due to a broad range of operations or products and is able to weather an economic downturn without significant impact to liquidity or net worth.  Typically, this borrower will be publicly owned or have access to public debt or equity, all investment grade.  In addition, these credits will conform in all aspects to established loan policies and procedures, laws, rules, and regulations.  Transaction can include marketable securities as collateral, properly margined.

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

Commercial, CRE and SBA Loans

Charge-offs on these loan categories are taken as soon as all or a portion of any loan balance is deemed to be uncollectible.  A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Generally, loan balances are charged-down to the fair value of the collateral, if, based on a current assessment of the value, an apparent deficiency exists.  In the event there is no perceived equity, the loan is charged-off in full.  Unsecured loans which are delinquent over 90 days are, without clear support, also charged-off in full.

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

•
Manufactured Housing – The ALL is calculated based on loss history and risk rating, which is primarily a function of delinquency.  In addition, the loss results are adjusted based upon qualitative factors that affect this specific portfolio.

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

The Company determines the appropriate ALL on a monthly basis.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL determination and adjusted as deemed necessary.  The review of the appropriateness of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic and environmental conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral.  Additional factors considered include geographic location of borrowers, changes in the Company’s product-specific credit policy, and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

Off Balance Sheet and Credit Exposure

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.  They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.  Losses would be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made.  Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.  The commitments are collateralized by the same types of assets used as loan collateral.

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

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  This update amends the accounting requirements for leases by requiring recognition of lease liabilities and related right-of-use assets on the balance sheet.  Lessees are required to recognize a lease liability measured on a discounted basis, which is the lessee’s right to use, or control the use of, a specified asset for the lease term.  We adopted Topic 842 using the modified retrospective approach.  We have recorded the cumulative effects on our balance sheet as of the effective date. As a result of the adoption, there was no impact on net income.  We recorded operating lease right-of-use assets of $8.4 million and lease liabilities of $8.4 million upon adoption. As of September 30, 2020, the operating lease right-of-use assets was $6.1 million and lease liabilities of $6.2 million. As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed us to carry forward the historical lease classifications.  Leases with a term of 12 months or less are not recorded on the balance sheet.  See Note 11, Leases for further information.

In June 2016, the FASB issued updated guidance codified within ASU-2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2023. The Company is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)		Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$6,789	$—		$(57)	$6,732
U.S. government agency collateralized mortgage obligations (“CMO”)	8,887	44		(18)	8,913
Other securities	3,000	48		—	3,048
Total	$18,676	$92		$(75)	$18,693

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$4,742	$279		$—	$5,021
Total	$4,742	$279		$—	$5,021

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$61	$	$ —	$127
Total	$66	$61		$—	$127

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$8,112	$—	$(64)	$8,048
U.S. government agency collateralized mortgage obligations (“CMO”)	11,270	23	(77)	11,216
Total	$19,382	$23	$(141)	$19,264

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$6,132	$189	$(19)	$6,302
Total	$6,132	$189	$(19)	$6,302

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$101	$—	$167
Total	$66	$101	$—	$167

At September 30, 2020 and December 31, 2019, $23.4 million and $25.6 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	September 30, 2020
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$802	0.6%	$5,930	1.2%	$—	—	$6,732	1.1%
U.S. government agency CMO	1,291	1.8%	6,429	0.6%	1,193	0.8%	—	—	8,913	0.8%
Other securities	—	—	1,548	5.0%	1,500	4.5%	—	—	3,048	4.8%
Total	$1,291	1.8%	$8,779	1.4%	$8,623	1.7%	$—	—	$18,693	1.6%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$3,973	2.9%	$769	3.6%	$—	—	$4,742	3.0%
Total	$—	—	$3,973	2.9%	$769	3.6%	$—	—	$4,742	3.0%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$127	—
Total	$—	—	$—	—	$—	—	$—	—	$127	—

	December 31, 2019
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$1,094	2.3%	$6,955	2.8%	$—	—	$8,049	2.8%
U.S. government agency CMO	—	—	3,766	2.1%	6,120	2.3%	1,329	2.4%	11,215	2.3%
Total	$—	—	$4,860	2.2%	$13,075	2.6%	$1,329	2.4%	$19,264	2.5%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%
Total	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$167	—
Total	$—	—	$—	—	$—	—	$—	—	$167	—

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	September 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$1,284	$1,291	$—	$—
After one year through five years	8,702	8,779	4,884	4,860
After five years through ten years	8,690	8,623	13,121	13,075
After ten years	—	—	1,377	1,329
Total	$18,676	$18,693	$19,382	$19,264

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	3,973	4,111	2,465	2,565
After five years through ten years	769	910	2,887	2,892
After ten years	—	—	780	845
Total	$4,742	$5,021	$6,132	$6,302

Securities measured at fair value
Farmer Mac class A stock	$66	$127	$66	$167
Total	$66	$127	$66	$167

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

September 30, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$7	$802	$7	$802
U.S. government agency CMO	—	—	68	7,773	68	7,773
Other securities	—	—	—	—	—	—
Total	$—	$—	$75	$8,575	$75	$8,575

Securities held-to-maturity
U.S. government agency MBS	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3	$1,126	$61	$6,922	$64	$8,048
U.S. government agency CMO	25	5,275	52	2,264	77	7,539
Total	$28	$6,401	$113	$9,186	$141	$15,587

Securities held-to-maturity
U.S. government agency MBS	$—	$—	$19	$2,139	$19	$2,139
Total	$—	$—	$19	$2,139	$19	$2,139

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of September 30, 2020 and December 31, 2019, there were 11 and 20 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2020 and December 31, 2019, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of September 30, 2020 and December 31, 2019, the Company had approximately $8.8 million and $10.4 million, respectively, of SBA loans included in loans held for sale.  As of September 30, 2020 and December 31, 2019, the principal balance of SBA loans serviced for others was $4.2 million and $5.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of September 30, 2020 and December 31, 2019, the Company had $23.7 million and $31.6 million of USDA loans included in loans held for sale, respectively. As of September 30, 2020 and December 31, 2019, the principal balance of USDA loans serviced for others was $1.9 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$275,472	$257,247
Commercial real estate	394,547	385,642
Commercial	60,388	69,843
SBA (1)	79,464	4,429
HELOC	3,857	4,531
Single family real estate	10,373	11,845
Consumer	31	46
	824,132	733,583
Allowance for loan losses	(10,197)	(8,717)
Deferred fees, net	(2,173)	(10)
Discount on SBA loans	(51)	(56)
Total loans held for investment, net	$811,711	$724,800

(1)  Includes $75.7 million of SBA Paycheck Protection Program (PPP) loans as of  September 30, 2020.

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	September 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$274,285	$555	$—	$—	$555	$632	$275,472	$—
Commercial real estate:
Commercial real estate	351,485	—	—	—	—	84	351,569	—
SBA 504 1st trust deed	18,302	—	—	—	—	—	18,302	—
Land	5,500	—	—	—	—	—	5,500	—
Construction	19,176	—	—	—	—	—	19,176	—
Commercial	58,919	—	—	—	—	1,469	60,388	—
SBA	79,164	—	—	—	—	300	79,464	—
HELOC	3,857	—	—	—	—	—	3,857	—
Single family real estate	10,373	—	—	—	—	—	10,373	—
Consumer	31	—	—	—	—	—	31	—
Total	$821,092	$555	$—	$—	$555	$2,485	$824,132	$—

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$256,251	$156	$246	$—	$402	$594	$257,247	$—
Commercial real estate:
Commercial real estate	327,255	—	—	—	—	84	327,339	—
SBA 504 1st trust deed	17,151	1,401	—	—	1,401	—	18,552	—
Land	4,457	—	—	—	—	—	4,457	—
Construction	35,294	—	—	—	—	—	35,294	—
Commercial	68,224	—	—	—	—	1,619	69,843	—
SBA	3,935	112	—	—	112	382	4,429	—
HELOC	4,531	—	—	—	—	—	4,531	—
Single family real estate	11,813	32	—	—	32	—	11,845	—
Consumer	46	—	—	—	—	—	46	—
Total	$728,957	$1,701	$246	$—	$1,947	$2,679	$733,583	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Beginning balance	$10,008	$8,887	$8,717	$8,691
Charge-offs	—	—	—	(31)
Recoveries	76	56	213	163
Net recoveries	76	56	213	132
Provision	113	(75)	1,267	45
Ending balance	$10,197	$8,868	$10,197	$8,868

As of September 30, 2020 and December 31, 2019, the Company had reserves for credit losses on undisbursed loans of $92,000 and $85,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	47	—	2	—	—	76
Net recoveries	7	20	47	—	2	—	—	76
Provision (credit)	138	100	(109)	(1)	(3)	(12)	—	113
Ending balance	$2,615	$5,879	$1,441	$127	$25	$108	$2	$10,197

2019
Beginning balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	21	10	17	1	1	—	56
Net recoveries	6	21	10	17	1	1	—	56
Provision (credit)	(17)	(41)	17	(20)	(14)	—	—	(75)
Ending balance	$2,188	$5,338	$1,177	$37	$36	$92	$—	$8,868

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	20	60	121	6	5	1	—	213
Net recoveries	20	60	121	6	5	1	—	213
Provision (credit)	411	602	158	89	(7)	15	(1)	1,267
Ending balance	$2,615	$5,879	$1,441	$127	$25	$108	$2	$10,197

2019
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	49	33	49	28	3	1	—	163
Net recoveries	49	33	18	28	3	1	—	132
Provision (credit)	(57)	277	(51)	(70)	(57)	3	—	45
Ending balance	$2,188	$5,338	$1,177	$37	$36	$92	$—	$8,868

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of September 30, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,031	$231	$114	$—	$—	$454	$—	$5,830
Impaired loans with no allowance recorded	2,264	84	1,469	317	—	1,745	—	5,879
Total loans individually evaluated for impairment	7,295	315	1,583	317	—	2,199	—	11,709
Loans collectively evaluated for impairment	268,177	394,232	58,805	79,147	3,857	8,174	31	812,423
Total loans held for investment	$275,472	$394,547	$60,388	$79,464	$3,857	$10,373	$31	$824,132
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,031	$231	$114	$—	$—	$454	$—	$5,830
Impaired loans with no allowance recorded	3,045	150	1,784	975	—	1,745	—	7,699
Total loans individually evaluated for impairment	8,076	381	1,898	975	—	2,199	—	13,529
Loans collectively evaluated for impairment	268,177	394,232	58,805	79,147	3,857	8,174	31	812,423
Total loans held for investment	$276,253	$394,613	$60,703	$80,122	$3,857	$10,373	$31	$825,952
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$293	$16	$31	$—	$—	$16	$—	$356
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	293	16	31	—	—	16	—	356
Loans collectively evaluated for impairment	2,322	5,863	1,410	127	25	92	2	9,841
Total loans held for investment	$2,615	$5,879	$1,441	$127	$25	$108	$2	$10,197

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	2,296	318	1,802	382	—	1,858	—	6,656
Total loans individually evaluated for impairment	7,998	318	1,802	382	—	2,328	—	12,828
Loans collectively evaluated for impairment	249,249	385,324	68,041	4,047	4,531	9,517	46	720,755
Total loans held for investment	$257,247	$385,642	$69,843	$4,429	$4,531	$11,845	$46	$733,583
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	3,134	384	2,156	736	—	1,858	—	8,268
Total loans individually evaluated for impairment	8,836	384	2,156	736	—	2,328	—	14,440
Loans collectively evaluated for impairment	249,249	385,324	68,041	4,047	4,531	9,517	46	720,755
Total loans held for investment	$258,085	$385,708	$70,197	$4,783	$4,531	$11,845	$46	$735,195
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$334	$—	$—	$—	$—	$18	$—	$352
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	334	—	—	—	—	18	—	352
Loans collectively evaluated for impairment	1,850	5,217	1,162	32	27	74	3	8,365
Total loans held for investment	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717

Included in impaired loans are $0.7 million and $0.6 million of loans guaranteed by government agencies at September 30, 2020 and December 31, 2019, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

The table below reflects recorded investment in loans classified as impaired:

	September 30, 2020	December 31, 2019
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$5,830	$6,172
Impaired loans without a specific valuation allowance under ASC 310	5,879	6,656
Total impaired loans	$11,709	$12,828
Valuation allowance related to impaired loans	$356	$352

The following table summarizes impaired loans by class of loans:

	September 30, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$7,295	$7,998
Commercial real estate :
Commercial real estate	84	84
SBA 504 1st trust deed	231	234
Land	—	—
Construction	—	—
Commercial	1,583	1,802
SBA	317	382
HELOC	—	—
Single family real estate	2,199	2,328
Consumer	—	—
Total	$11,709	$12,828

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended September 30,
	2020		2019
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,493	$153	$7,656	$151
Commercial real estate:
Commercial real estate	85	—	108	—
SBA 504 1st trust deed	234	4	215	—
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,656	2	6,248	82
SBA	324	1	1,297	32
HELOC	—	—	112	—
Single family real estate	2,229	29	2,236	31
Consumer	—	—	—	—
Total	$12,021	$189	$17,872	$296

	Nine Months Ended September 30,
	2020		2019
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$7,697	$420	$9,247	$470
Commercial real estate:
Commercial real estate	84	—	107	—
SBA 504 1st trust deed	234	13	175	9
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,702	5	6,260	161
SBA	347	1	1,090	32
HELOC	—	—	155	11
Single family real estate	2,275	88	2,425	96
Consumer	—	—	—	—
Total	$12,339	$527	$19,459	$779

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans	$2,485	$2,679
Government guaranteed portion of loans included above	$227	$290

Troubled debt restructured loans, gross	$10,064	$10,774
Loans 30 through 89 days past due with interest accruing	$555	$1,947
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.24%	1.19%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended September 30, 2020 and 2019, was $0.1 million and $0.2 million, respectively.  Foregone interest on nonaccrual and TDR loans for the nine months ended September 30, 2020 and 2019, was $0.2 million and $0.4 million, respectively.

The following table presents the composition of nonaccrual loans by class of loans:

	September 30, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$632	$594
Commercial real estate:
Commercial real estate	84	84
SBA 504 1st trust deed	—	—
Land	—	—
Construction	—	—
Commercial	1,469	1,619
SBA	300	382
HELOC	—	—
Single family real estate	—	—
Consumer	—	—
Total	$2,485	$2,679

Included in nonaccrual loans are $0.2 million of loans guaranteed by government agencies at September 30, 2020 and $0.3 million at December 31, 2019.

The guaranteed portion of each SBA loan is repurchased from investors when those loans become past due 120 days by either CWB or the SBA directly.  After the foreclosure and collection process is complete, the principal balance of loans repurchased by CWB are reimbursed by the SBA.  Although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB; therefore, a repurchase reserve has not been established related to these loans.

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

The following tables present gross loans by risk rating:

	September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$274,081	$—	$1,391	$—	$275,472
Commercial real estate:
Commercial real estate	333,482	4,226	12,526	—	350,234
SBA 504 1st trust deed	15,264	—	3,038	—	18,302
Land	5,500	—	—	—	5,500
Construction	17,107	—	2,070	—	19,177
Commercial	49,789	827	3,616	—	54,232
SBA	2,700	37	273	—	3,010
HELOC	3,857	—	—	—	3,857
Single family real estate	10,369	—	5	—	10,374
Consumer	31	—	—	—	31
Total, net	712,180	5,090	22,919	—	740,189
Government guarantee	79,325	—	4,618	—	83,943
Total	$791,505	$5,090	$27,537	$—	$824,132

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$256,430	$—	$817	$—	$257,247
Commercial real estate:
Commercial real estate	322,389	3,507	84	—	325,980
SBA 504 1st trust deed	18,250	—	302	—	18,552
Land	4,457	—	—	—	4,457
Construction	33,280	—	2,014	—	35,294
Commercial	61,387	170	1,619	—	63,176
SBA	2,325	28	1,154		3,507
HELOC	4,531	—	—	—	4,531
Single family real estate	11,840	—	5	—	11,845
Consumer	46	—	—	—	46
Total, net	714,935	3,705	5,995	$—	724,635
Government guarantee	6,551	1,530	867	—	8,948
Total	$721,486	$5,235	$6,862	$—	$733,583

The increase in Substandard loans during 2020 was primarily from higher risk industries or payment deferrals.

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended September 30, 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	4	$300	$300	$—	$—	$—
SBA	1	17	17	—	—	—
Total	5	$317	$317	$—	$—	$—

There were no new TDRs for the three months ended at September 30, 2019.

	For the Nine Months Ended September 30, 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$356	$356	$56	$56	$1
SBA	1	17	17	—	—	—
Total	6	$373	$373	$56	$56	$1

	For the Nine Months Ended September 30, 2019
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
SBA	1	$48	$48	$48	$—	$—
Total	1	$48	$48	$48	$—	$—

The average rate concessions were 100 basis points for the nine months ended September 30, 2020 and 200 basis points for the nine months ended September 30, 2019.  The average term extension in months was 181 for the nine months ended September 30, 2020 and 47 for the nine months ended September 30, 2019. There were no new TDR loans for the three months ended September 30, 2019. The concessions for the three months ended September 30, 2020 were related to forbearance loans through bankruptcy.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three or nine months ended September 30, 2020 or 2019.

At September 30, 2020 there were no material loan commitments outstanding on TDR loans.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$2,707	$1,074	$2,524	$—
Additions	—	—	106	1,177
Proceeds from dispositions	—	(750)	—	(750)
(Loss) gain on sales, net	—	(1)	77	(11)
Third-party portion of writedown/loss	—	(6)	—	(99)
Balance, end of period	$2,707	$317	$2,707	$317

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2020 and December 31, 2019.  The estimated fair value amounts for September 30, 2020 and December 31, 2019 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$127	$—	$—	$127
Investment securities available-for-sale	—	18,693	—	18,693
Interest only strips	—	—	31	31
Servicing assets	—	—	1,329	1,329
Total	$127	$18,693	$1,360	$20,180

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$167	$—	$—	$167
Investment securities available-for-sale	—	19,264	—	19,264
Interest only strips	—	—	41	41
Servicing assets	—	—	846	846
Total	$167	$19,264	$887	$20,318

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

On certain SBA loan sales, the Company retained interest only strip assets (“I/O strips”) which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as Level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third-party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.

The Company had elected to use the amortizing method for the treatment of servicing assets and had measured for impairment on a periodic basis through a discounted cash flow analysis prepared by an independent third-party using industry prepayment speeds.  In connection with the sale of certain SBA and USDA loans, the Company recorded servicing assets and elected to measure those assets at fair value in accordance with ASC 825-10.  Significant assumptions in the valuation of servicing assets include estimated loan repayment rates, the discount rate, and servicing costs, among others.  Servicing assets are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate, and repossessed assets and certain loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2020:
Impaired loans	$2,504	$—	$2,504	$—
Loans held for sale	35,986	—	35,986	—
Foreclosed real estate and repossessed assets	2,707	—	2,707	—
Total	$41,197	$—	$41,197	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2019:
Impaired loans	$2,334	$—	$2,334	$—
Loans held for sale	42,900	—	42,900	—
Foreclosed real estate and repossessed assets	2,524	—	2,524	—
Total	$47,758	$—	$47,758	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$129,564	$129,564	$—	$—	$129,564
FRB and FHLB stock	4,633	—	4,633	—	4,633
Investment securities	23,562	127	23,714	—	23,841
Loans, net	844,273	—	852,274	8,849	861,123
Financial liabilities:
Deposits	749,180	—	748,349	—	748,349
Other borrowings	190,103	—	191,353	—	191,353

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$82,661	$82,661	$—	$—	$82,661
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	25,563	167	25,399	—	25,566
Loans, net	766,846	—	752,287	9,907	762,194
Financial liabilities:
Deposits	750,934	—	751,398	—	751,398
Other borrowings	65,000	—	65,236	—	65,236

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

The fair values of other investment securities were determined based on matrix pricing.  Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds.  Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2020 and December 31, 2019, the Company had loans held for sale with an aggregate carrying value of $32.6 million and $42.0 million, respectively.

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

There were $0.7 million standby letters of credit outstanding at September 30, 2020 and zero at December 31, 2019.  Unfunded loan commitments at September 30, 2020 and December 31, 2019 were $59.7 million and $57.5 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $105.0 million and $65.0 million at September 30, 2020 and December 31, 2019, respectively, borrowed at fixed rates.  The Company also had $79.3 million of letters of credit with FHLB at September 30, 2020 to secure public funds.  At September 30, 2020, CWB had pledged to the FHLB $23.4 million of securities and $308.6 million of loans.  At September 30, 2020, CWB had $23.7 million available for additional borrowing.  At December 31, 2019, CWB had pledged to the FHLB $25.6 million of securities and $324.2 million of loans.  At December 31, 2019, CWB had $60.5 million available for additional borrowing. Total FHLB interest expense for the nine months ended September 30, 2020 and September 30, 2019 was $1.1 million and $0.6 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of September 30, 2020 and December 31, 2019.  Available borrowing capacity was $102.3 million and $108.6 million as of September 30, 2020 and December 31, 2019, respectively. The Company also established a borrowing line with FRB under the Paycheck Protection Program Liquidity Fund (PPPLF).  Advances are secured by SBA PPP loans for up to the term of the loan.  There were $75.1 million of PPPLF advances at June 30, 2020.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of September 30, 2020 and December 31, 2019.

Line of Credit - In July of 2019, the Company entered into a change of terms on its revolving line of credit agreement for up to $10.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account, which was $2.5 million at September 30, 2020.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  As of September 30, 2020, the outstanding balance of the revolving line of credit was $10.0 million at a rate of 3.90%.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(53)	$(71)	$(78)	$(141)
Other comprehensive income before reclassifications	70	4	95	74
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	70	4	95	74
Ending Balance	$17	$(67)	$17	$(67)

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2021.  Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share.  There were zero repurchased common stock shares under this program during the nine months ended September 30, 2020. The Company has suspended the program until further notice.

During the three and nine months ended September 30, 2020, the Company paid common stock dividends of $0.4 million and $1.2 million, respectively. During the three and nine months ended September 30, 2019, the Company paid common stock dividends of $0.5 and $1.4 million, respectively.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2020 and December 31, 2019.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
September 30, 2020
CWB’s actual regulatory ratios	12.21%	10.96%	10.96%	8.79%	8.79%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2019
CWB’s actual regulatory ratios	11.41%	10.28%	10.28%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

There are no conditions or events since September 30, 2020 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities.  In addition, certain non-interest income streams such as servicing rights, financial guarantees and certain credit card fees are also not in scope of the new guidance.  Topic 606 is applicable to non-interest income streams such as deposit related fees, interchange fees and merchant income.  However, the recognition of these income streams did not change upon the adoption of Topic 606.  Substantially all of the Company’s revenue is generated from contracts with customers.  Non-interest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, check orders, account analysis fees, and other deposit account related fees.  The Company’s performance obligation for monthly service fees and account analysis fees is generally satisfied, and the related income recognized, over the period in which the service is provided.  Check orders and other deposit related fees are largely transactional based and, therefore, the Company’s performance obligation is satisfied, and related income recognized, at a point in time.  Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Exchange Fees and Other Service Charges

Exchange fees and other service charges are primarily comprised of debit and credit card income, merchant services income, ATM fees and other service charges.  Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or MasterCard.  Merchant services income is primarily fees charged to merchants to process their debit and credit card transactions.  ATM fees are primarily generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM.  Other service charges include fees from processing wire transfers, cashier’s checks, and other services.  The Company’s performance obligation for exchange and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.  Payment is typically received immediately or in the following month.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$57	$114	$228	$360
Exchange fees and other service charges	46	43	116	121
Non-interest income (in-scope of Topic 606)	103	157	344	481
Non-interest income (out-of-scope of Topic 606)	1,249	490	2,598	1,462
Total	$1,352	$647	$2,942	$1,943

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of September 30, 2020 and December 31, 2019, the Company did not have any signficant contract balances.

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

As described in Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, effective January 1, 2019, we adopted Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of September 30, 2020, the balance of the right-of-use assets was $6.1 million and the lease liabilities were $6.2 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Nine Months Ended September 30,
	2020	2019
Lease cost:	(in thousands)
Operating lease cost	1,099	860
Sublease income	—	—
Total lease cost	1,099	860

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	1,068	844
Weighted average remaining lease term - operating leases	8.93 years	9.75 years
Weighted average discount rate - operating leases	3.22%	3.22%

Future minimum operating lease payments:

	September 30,
	2020	2019
	(in thousands)
2019	$—	$273
2020	247	1,015
2021	992	884
2022	887	779
2023	813	705
2024	821	813
Thereafter	3,353	3,191
Total future minimum lease payments	$7,113	$7,660
Less remaining imputed interest	960	1,122
Total lease liabilities	$6,153	$6,538

12.	RISKS AND UNCERTAINTIES

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and may continue to adversely affect, economic activity globally, nationally, and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors, and processors, may be adversely affected. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near-term as a result of these conditions, including expected credit losses on loan receivables.

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

Forward Looking Statements

This report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995.  These statements may include statements that expressly or implicitly predict future results, performance, or events.  Statements other than statements of historical fact are forward-looking statements.  In addition, the words “anticipates,” “expects,” “believes,” “estimates” and “intends” or the negative of these terms or other comparable terminology constitute “forward-looking statements.”  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Except as required by law, the Company disclaims any obligation to update any such forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business;
•	the water shortage in certain areas of California and its impact on the economy;
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches, and successfully building its brand image;
•	changes in interest rates which may reduce or increase net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or more expensive than anticipated;
•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management;
•	the ability to realize cost efficiencies;
•	a failure or breach of our operational or security systems or infrastructure;
•	a return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services; and
•	risks related to health epidemics.

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

The CARES Act, a massive and unprecedented federal government support program, was enacted on March 27, 2020.  It is a $2 trillion stimulus package intended to provide financial relief across the country.  The CARES Act includes the Paycheck Protection Program (PPP), which enables small businesses to obtain a forgivable Small Business Association (SBA) loan to meet payroll, rent, utility, and mortgage interest obligations. We are proud to have facilitated $75.7 million of SBA PPP loans to businesses throughout the communities we serve. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes to loans originated under the PPP and exclusion from average assets used for the leverage ratio as long as the loans are pledged to the Federal Reserve Bank’s Paycheck Protection Program Liquidity Fund (PPPLF) program.  The capital rule was issued April 9, 2020 and was effective immediately.

The Company has held discussions with many of our customers and they have expressed their general concern about the uncertain economic conditions.  At this time, we believe it is premature to predict the magnitude of the impact.  Measures we have taken to assist our customers include loan programs that provide short-term relief.  Under these programs, borrowers who were in good standing as of the date of the request, can elect to defer full or partial payments for up to a 180-day period.  Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provides confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not Troubled Debt Restructured (TDR) loans. As of September 30, 2020, the balance of these loans was $129.7 million or 15.2% of the Bank’s total loan portfolio.

These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators. The industries most heavily impacted include retail, healthcare, hospitality, schools, and energy. The Company’s management team has evaluated the loans related to the affected industries, and at September 30, 2020, the Bank’s loans to these industries were $185.0 million, which is 21.7% of our $854.5 million loan portfolio.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted.  Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others.  We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response.  Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic will likely impact our operations, customers, and various areas of risk; however, we are unable at this time, to estimate the full impact of the COVID-19 pandemic on our ongoing financial and operational results. The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year and into 2021.

In light of volatility in the capital markets and economic disruptions, the Company continues to carefully monitor its capital and liquidity position.  The Company continues to anticipate that it will have sufficient capital levels to meet all applicable regulatory capital requirements.

Financial Result Highlights for the Third Quarter of 2020

The significant factors impacting the Company’s third quarter earnings performance were:

•	Net income of $2.9 million, or $0.33 per diluted share, in 3Q20, compared to $1.2 million, or $0.14 per diluted share in 2Q20, and $2.2 million, or $0.25 per diluted share in 3Q19.
•	Net interest income was $9.6 million for the quarter, compared to $8.8 million for both 2Q20 and 3Q19, respectively.
•
Provision for loan losses was $113,000 for the quarter, compared to $762,000 for 2Q20, and a credit to the provision for loan losses of $75,000 for 3Q19.  The resulting allowance was 1.24% of total loans held for investment at September 30, 2020 (1.37% of total loans held for investment at September 30, 2020 excluding the $75.7 million of Paycheck Protection Program (“PPP”) loans which are 100% guaranteed by the Small Business Administration (“SBA”)).*

•	Net interest margin was 3.76% for 3Q20, compared to 3.72% for 2Q20, and 4.10% for 3Q19.
•
Total demand deposits increased $41.2 million to $545.2 million at September 30, 2020, compared to $504.1 million at June 30, 2020, and increased $97.2 million compared to $448.0 million at September 30, 2019.  Total demand deposits represented 72.8% of total deposits at September 30, 2020, compared to 67.2% at June 30, 2020, and 58.8% at September 30, 2019.

•	Total loans were $854.5 million at September 30, 2020, compared to $856.0 million at June 30, 2020, and $789.5 million at September 30, 2019.
•	Book value per common share increased to $10.23 at September 30, 2020, compared to $9.93 at June 30, 2020, and $9.40 at September 30, 2019.
•	Total risked-based capital improved to 12.21% for the Bank at September 30, 2020, compared to 11.63% at June 30, 2020 and 11.18% at September 30, 2019.
•	Net non-accrual loans were $2.3 million at September 30, 2020 compared to $2.6 million at June 30, 2020, and $5.5 million at September 30, 2019.
•	Other assets acquired through foreclosure, net, was $2.7 million at September 30, 2020 and at June 30, 2020, compared to $317,000 at September 30, 2019.
*Non-GAAP

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2020 throughout the analysis sections of this report.

Critical Accounting Policies

Several critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and investment securities.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)

Net income	$2,860	$2,154	$5,618	$5,244
Basic earnings per share	$0.34	$0.25	$0.66	$0.62
Diluted earnings per share	$0.33	$0.25	$0.66	$0.61
Total assets	$1,042,099	$903,252	$1,042,099	$903,252
Total loans	$844,273	$780,589	$844,273	$780,589
Total deposits	$749,180	$761,672	$749,180	$761,672
Total stockholders’ equity	$86,717	$79,596	$86,717	$79,596
Book value per common share	$10.23	$9.40	$10.23	$9.40
Net interest margin	3.76%	4.10%	3.81%	4.06%
Return on average assets	1.09%	0.97%	0.77%	0.81%
Return on average stockholders’ equity	13.33%	10.85%	8.94%	9.03%

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$11,116	$11,719	$(603)	$32,868	$34,111	$(1,243)
Interest expense	1,564	2,921	(1,357)	6,072	8,592	(2,520)
Net interest income	9,552	8,798	754	26,796	25,519	1,277
Credit (provision) for loan losses	113	(75)	188	1,267	45	1,222
Net interest income after provision for loan losses	9,439	8,873	566	25,529	25,474	55
Non-interest income	1,352	647	705	2,942	1,943	999
Non-interest expenses	6,722	6,464	258	20,454	19,941	513
Income before income taxes	4,069	3,056	1,013	8,017	7,476	541
Provision for income taxes	1,209	902	307	2,399	2,232	167
Net income	$2,860	$2,154	$706	$5,618	$5,244	$374
Income per share - basic	$0.34	$0.25	$0.08	$0.66	$0.62	$0.04
Income per share - diluted	$0.33	$0.25	$0.08	$0.66	$0.61	$0.05

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$129,429	$74	0.23%	$28,144	$152	2.14%
Investment securities	28,063	133	1.89%	33,839	261	3.06%
Loans (1)	854,273	10,909	5.08%	788,965	11,306	5.69%
Total earnings assets	1,011,765	11,116	4.37%	850,948	11,719	5.46%
Nonearning Assets
Cash and due from banks	4,513			2,198
Allowance for loan losses	(10,009)			(8,913)
Other assets	38,538			33,272
Total assets	$1,044,807			$877,505
Interest-Bearing Liabilities
Interest-bearing demand deposits	314,839	453	0.57%	291,218	914	1.25%
Savings deposits	18,209	25	0.55%	15,835	32	0.80%
Time deposits	204,988	568	1.10%	307,160	1,669	2.16%
Total interest-bearing deposits	538,036	1,046	0.77%	614,213	2,615	1.69%
Other borrowings	209,886	518	0.98%	45,924	306	2.64%
Total interest-bearing liabilities	747,922	1,564	0.83%	660,137	2,921	1.76%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	195,450			121,332
Other liabilities	16,107			17,273
Stockholders’ equity	85,328			78,763
Total Liabilities and Stockholders’ Equity	$1,044,807			$877,505
Net interest income and margin (3)		$9,552	3.76%		$8,798	4.10%
Net interest spread (4)			3.54%			3.70%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$84,207	$259	0.41%	$27,883	$437	2.10%
Investment securities	28,508	451	2.11%	35,083	920	3.51%
Loans (1)	827,244	32,158	5.19%	778,425	32,754	5.63%
Total earnings assets	939,959	32,868	4.67%	841,391	34,111	5.42%
Nonearning Assets
Cash and due from banks	3,251			2,473
Allowance for loan losses	(9,378)			(8,796)
Other assets	36,267			32,254
Total assets	$970,099			$867,322
Interest-Bearing Liabilities
Interest-bearing demand deposits	296,526	1,668	0.75%	290,106	2,679	1.23%
Savings deposits	16,986	82	0.64%	15,627	94	0.80%
Time deposits	255,705	2,918	1.52%	303,658	4,869	2.14%
Total interest-bearing deposits	569,217	4,668	1.10%	609,391	7,642	1.68%
Other borrowings	137,531	1,404	1.36%	46,414	949	2.73%
Total interest-bearing liabilities	706,748	6,072	1.15%	655,805	8,591	1.75%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	163,232			116,965
Other liabilities	16,147			16,919
Stockholders’ equity	83,972			77,633
Total Liabilities and Stockholders’ Equity	$970,099			$867,322
Net interest income and margin (3)		$26,796	3.81%		$25,520	4.06%
Net interest spread (4)			3.52%			3.67%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30, 2020 versus 2019			Nine Months Ended September 30, 2020 versus 2019
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$59	$(137)	$(78)	$173	$(351)	$(178)
Investment securities	(28)	(100)	(128)	(104)	(365)	(469)
Loans, net	836	(1,233)	(397)	1,902	(2,498)	(596)
Total interest income	867	(1,470)	(603)	1,971	(3,214)	(1,243)

Interest expense:
Interest-bearing demand deposits	34	(495)	(461)	36	(1,047)	(1,011)
Savings deposits	3	(10)	(7)	7	(19)	(12)
Time deposits	(283)	(818)	(1,101)	(547)	(1,404)	(1,951)
Short-term borrowings	405	(193)	212	930	(475)	455
Total interest expense	159	(1,516)	(1,357)	426	(2,945)	(2,519)
Net increase	$708	$46	$754	$1,545	$(269)	$1,276

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and nine months ended September 30, 2020 was $11.1 million and $32.9 million, compared to $11.7 million and $34.1 million for three and nine months ended September 30, 2019.  Total interest income in the third quarter of 2020 was impacted by declining interest rates. The annualized yield on interest-earning assets for the third quarter 2020 was 4.37% compared to 5.46% for the third quarter of 2019.  In an emergency FOMC meeting on March 15, 2020, the committee voted to cut the target range for the fed funds overnight rate to 0% - 0.25% to further combat the COVID-19 crisis. Additionally, declines in yields were impacted by $75.7 million of SBA PPP loans originated for the year with a rate of 1.00%.

Interest expense for the three and nine months ended September 30, 2020 compared to 2019 decreased by $1.4 million and $2.5 million, respectively.  This decrease in interest expense for the comparable periods was primarily due to decreased rates for interest-bearing demand balances and decreased cost of funds on repricing of maturing time deposits.  The annualized average cost of interest-bearing liabilities decreased by 93 basis points to 0.83% for the three months ended September 30, 2020 compared to the same period in 2019.  The cost of interest-bearing deposits decreased by 92 basis points to 0.77% for the third quarter 2020 compared to 1.69% for the third quarter 2019.  The cost of other borrowings for the comparable periods decreased by 166 basis points to 0.98% for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to the repricing of some FHLB advances. Total cost of funds was 0.57% for the third quarter 2020 compared to 1.41% for the third quarter of 2019.  Year to date total cost of funds at September 30, 2020 was 0.85% compared to 1.41% for the first nine months of 2019.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the three months ended September 30, 2020 to 3.76% compared to 4.10% in the three months ended September 30, 2019.  The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the nine months ended September 30, 2020 to 3.81% compared to 4.06% in the nine months ended September 30, 2019.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses were $0.1 million and $(0.1) million for the third quarters of 2020 and 2019, respectively.  The provision increase for the third quarter 2020 compared to the third quarter of 2019 was primarily due to the increase to qualitative factors to reflect some loan grading migration and the increased economic risks associated with the COVID-19 pandemic. The Company’s allowance was 1.24% of loans held for investment at September 30, 2020 compared to 1.19% at September 30, 2019. The Company’s allowance was 1.37% of loans held for investment at September 30, 2020 when excluding the $75.7 million of SBA PPP loans, which are 100% government guaranteed.

The provision for loan losses for the nine months ended September 30, 2020 was $1.3 million compared to $45,000 for the nine months ended September 30, 2019.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	47	—	2	—	—	76
Net (charge-offs) recoveries	7	20	47	—	2	—	—	76
Provision (credit)	138	100	(109)	(1)	(3)	(12)	—	113
Ending balance	$2,615	$5,879	$1,441	$127	$25	$108	$2	$10,197

2019
Beginning balance	$2,199	$5,358	$1,150	$40	$49	$91	$—	$8,887
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	21	10	17	1	1	—	56
Net (charge-offs) recoveries	6	21	10	17	1	1	—	56
Provision (credit)	(17)	(41)	17	(20)	(14)	—	—	(75)
Ending balance	$2,188	$5,338	$1,177	$37	$36	$92	$—	$8,868

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	20	60	121	6	5	1	—	213
Net (charge-offs) recoveries	20	60	121	6	5	1	—	213
Provision (credit)	411	602	158	89	(7)	15	(1)	1,267
Ending balance	$2,615	$5,879	$1,441	$127	$25	$108	$2	$10,197

2019
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	49	33	49	28	3	1	—	163
Net (charge-offs) recoveries	49	33	18	28	3	1	—	132
Provision (credit)	(57)	277	(51)	(70)	(57)	3	—	45
Ending balance	$2,188	$5,338	$1,177	$37	$36	$92	$—	$8,868

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.26% as of September 30, 2020 from 0.30% at December 31, 2019.

The allowance for loan losses compared to net nonaccrual loans has increased to 452% as of September 30, 2020 from 365% as of December 31, 2019.  Total past due loans decreased to $0.6 million as of September 30, 2020 from $1.9 million as of December 31, 2019.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company’s non-interest income for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands)
Other loan fees	$539	$302	$237	$1,163	$883	$280
Gains from loan sales, net	424	—	424	711	—	711
Document processing fees	152	96	56	384	307	77
Service charges	75	129	(54)	271	407	(136)
Other	162	120	42	413	346	67
Total non-interest income	$1,352	$647	$705	$2,942	$1,943	$999

Total non-interest income increased by $0.7 million for the three months ended September 30, 2020 compared to 2019.  Service charges decreased slightly to $75,000 and $271,000 for the three and nine months ended September 30, 2020 compared to the respective prior year periods as the Company instituted some fee waivers in the second quarter for those customers impacted by the COVID-19 pandemic. Gains from loan sales increased for the three and nine months ended September 30, 2020 due to sold Farmer Mac loans. Other loan fees and document processing fees for the three and nine months ended September 30, 2020 increased due to increased loan fundings during the first nine months of 2020 compared to 2019.

Non-Interest Expenses

The following table summarizes the Company’s non-interest expenses for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands)
Salaries and employee benefits	$4,402	$4,254	$148	$13,374	$12,953	$421
Occupancy, net	751	788	(37)	2,285	2,338	(53)
Professional services	460	341	119	1,402	1,127	275
Data processing	258	215	43	801	640	161
Depreciation	205	219	(14)	619	650	(31)
FDIC assessment	123	(15)	138	400	309	91
Advertising and marketing	145	187	(42)	563	546	17
Stock based compensation	71	90	(19)	251	282	(31)
Other	307	385	(78)	759	1,096	(337)
Total non-interest expense	$6,722	$6,464	$(38)	$20,454	$19,941	$513

Total non-interest expenses decreased slightly by $38,000 and increased $0.5 million in the three and nine month periods ended September 30, 2020 compared to 2019, respectively.  The increase in non-interest expenses for the year is primarily due to increased salaries and employee benefits, professional services, and data processing as a result of the Bank’s internal department restructuring and promotions.  Professional services increased $0.1 million and $0.3 million in the three and nine months ended September 30, 2020 compared to 2019 due to increased legal expenses and consulting costs for operational training and project implementation. The decrease in other expenses were mainly due to decreased expenditures for travel and other business development expenses as a result of COVID-19 restrictions during the three and nine months ended September 30, 2020, compared to 2019.

Income Taxes

Income tax provision for the three and nine months ended September 30, 2020 was $1.2 million and $2.4 million compared to $0.9 million and $2.2 million in the same period during 2019.  The combined state and federal effective income tax rates for the nine months ended September 30, 2020 and 2019 were 29.9%.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $3.7 million at September 30, 2020 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at September 30, 2020 or December 31, 2019.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at September 30, 2020 and December 31, 2019.

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

BALANCE SHEET ANALYSIS

Total assets increased $128.2 million to $1,042.1 million at September 30, 2020 from $913.9 million at December 31, 2019.  Net loans increased by $77.4 million to $844.3 million at September 30, 2020 from $766.8 million at December 31, 2019.  The majority of the loan increase was due to SBA PPP loan fundings of $75.7 million.  Additionally, there were increases of $8.9 million and $18.2 million in our commercial real estate and manufactured housing portfolios, respectively. This increase was partially offset by a decrease of $9.5 million of commercial loans, $9.5 million in loans available-for-sale, and $1.4 million in investment securities held-to-maturity. Cash and cash equivalents increased $46.9 million primarily from excess liquid funds deposited with the Federal Reserve Bank.

Total liabilities increased $123.5 million to $955.4 million at September 30, 2020 from $831.9 million at December 31, 2019 mostly due to increased other borrowings of $125.1 million primarily utilized to strategically reduce the Company’s cost of funds and lengthening the duration.  Non-interest-bearing demand deposits increased by $79.3 million and interest-bearing demand deposits increased by $40.8 million, while certificates of deposit decreased $124.7 million due to the company’s strategic initiative to reduce wholesale funding, including brokered deposits.

Total stockholders’ equity increased $4.7 million to $86.7 million at September 30, 2020 from $82.0 million at December 31, 2019.  The $5.6 million increase in retained earnings from net income was partially offset by a $1.2 million decrease from dividends paid on common stock. The book value per common share was $10.23 at September 30, 2020 compared to $9.68 at December 31, 2019.

Selected Balance Sheet Accounts

	September 30, 2020	December 31, 2019	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$129,564	$82,661	$46,903	56.7%
Investment securities available-for-sale	18,693	19,264	(571)	(3.0)%
Investment securities held-to-maturity	4,742	6,132	(1,390)	(22.7)%
Loans - held for sale	32,562	42,046	(9,484)	(22.6)%
Loans - held for investment, net	811,711	724,800	86,911	12.0%
Total assets	1,042,099	913,870	128,229	14.0%
Total deposits	749,180	750,934	(1,754)	(0.2)%
Other borrowings	190,103	65,000	125,103	192.5%
Total stockholder’s equity	86,717	81,978	4,739	5.8%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	September 30, 2020	December 31, 2019
	(in thousands)
Manufactured housing	$275,472	$257,247
Commercial real estate	394,547	385,642
Commercial	60,388	69,843
SBA	79,464	4,429
HELOC	3,857	4,531
Single family real estate	10,373	11,845
Consumer	31	46
	824,132	733,583
Allowance for loan losses	(10,197)	(8,717)
Deferred costs, net	(2,173)	(10)
Discount on SBA loans	(51)	(56)
Total loans held for investment, net	$811,711	$724,800

The Company had $32.6 million of loans held for sale at September 30, 2020 compared to $42.0 million at December 31, 2019.  Loans held for sale at September 30, 2020 consisted of $8.8 million SBA loans and $23.7 million commercial agriculture loans.  Loans held for sale at December 31, 2019, were $10.4 million SBA loans and $31.6 million commercial agriculture loans.

COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting our customers by modifying terms of existing loans and loans under the PPP.  The Company has taken a proactive approach to assist its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers have been payment deferrals taking the form of full payment deferrals.  Based on the circumstances of the borrower, payments have been deferred either 90 days, with the option to extend, or 180 days.  Consistent with the Interagency Statement on “Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40. These modified loans are classified as performing and are not considered past due.  Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  The Company anticipates additional loans to be modified due to the effects of COVID-19 in the coming periods.  At September 30, 2020, the Company had 203 COVID-19 related modified loans with a total balance of $129.7 million.  Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19. Management has evaluated events related to COVID-19 that have occurred subsequent to September 30, 2020 and has concluded there are no matters that would require recognition in the accompanying unaudited consolidated financial statements.

The table below shows the breakdown of pandemic deferrals by loan segment:

	September 30, 2020		June 30, 2020
Loan segment	Count	Balance	Count	Balance
		(in thousands)		(in thousands)
Manufactured housing	116	$15,984	142	$19,903
Commercial real estate	60	104,492	78	124,629
Commercial	24	8,520	36	10,825
SBA	0	0	1	17
HELOC	0	0	0	0
Single family real estate	3	717	5	1,027
Consumer	0	0	0	0
Total pandemic deferments	203	$129,713	262	$156,401

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company originates manufactured housing, commercial, SBA, construction, real estate, and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of September 30, 2020 and December 31, 2019, manufactured housing loans comprised 32.2% and 33.2%, respectively, of total loans.  As of September 30, 2020 and December 31, 2019, commercial real estate loans accounted for approximately 46.2% and 49.7% of total loans, respectively.  Approximately 29.0% and 31.9% of these commercial real estate loans were owner-occupied at September 30, 2020 and December 31, 2019, respectively.  Substantially all of these loans are secured by first liens with average loan to value ratios of 54.1% and 54.3% at September 30, 2020 and December 31, 2019, respectively.  The Company was within established concentration policy limits at September 30, 2020 and December 31, 2019.

High Risk Industries Impacted By COVID-19

The industries most heavily impacted include retail, healthcare, hospitality, schools, and energy.  The Company’s management team has evaluated the loans related to the affected industries and at September 30, 2020, the Bank’s loans to these industries were $185.0 million, which is 21.7% of our $854.5 million loan portfolio.

Importantly, of the impacted industry loans, $1.6 million, or 0.86%, are on non-accrual.  Also, of the impacted industries loans the classified loans are $17.1 million, or 9.26%.  Lastly, the Bank has accommodated $75.2 million of these loans with payment deferrals, or 40.65% of the impacted industries.  Additional detail by industry is included in the table below.

As of 9/30/20
(in thousands)

	Loans Outstanding (includes $11 million of guarantees)	$ Non- accrual	% Non-accrual	$ Classified	% Classified	$ Deferrals	% Deferral
Healthcare	$49,080	$1,571	3.20%	$1,928	3.93%	$12,181	24.82%
Senior/Assisted Living Facilities	$23,219	$0	0.00%	$0	0.00%	$0	0.00%
Medical Offices	$18,736	$0	0.00%	$283	1.51%	$9,736	51.96%
General Healthcare	$7,125	$1,571	22.05%	$1,644	23.07%	$2,445	34.32%
Hospitality	$54,844	$2	0.00%	$5,366	9.78%	$39,842	72.65%
Lodging	$40,505	$0	0.00%	$2,609	6.44%	$34,534	85.26%
Restaurants	$11,025	$2	0.02%	$2,757	25.01%	$5,308	48.15%
RV-Mobile Home Parks	$3,314	$0	0.00%	$0	0.00%	$0	0.00%
Retail Commercial Real Estate	$57,173	$21	0.04%	$9,701	16.97%	$20,360	35.61%
Retail Services	$22,033	$0	0.00%	$19	0.09%	$2,827	12.83%
Schools	$1,189	$0	0.00%	$0	0.00%	$0	0.00%
Energy	$681	$0	0.00%	$114	16.74%	$0	0.00%
Total	$185,000	$1,594	0.86%	$17,128	9.26%	$75,210	40.65%

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

	September 30, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$2,258	$2,389
Troubled debt restructured loans, gross	10,064	10,774
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.26%	0.30%
Net charge-offs (recoveries) (annualized) to average loans	(0.04)%	(0.02)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	452%	365%
Allowance for loan losses to gross loans	1.24%	1.19%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Total nonaccrual loans	$2,485	$2,679
Government guaranteed portion of loans included above	(227)	(290)
Total nonaccrual loans, without guarantees	$2,258	$2,389

Troubled debt restructured loans, gross	$10,064	$10,774
Loans 30 through 89 days past due with interest accruing	$555	$1,947
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.24%	1.19%

Impaired loans

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  All other loans are measured for impairment based on the present value of future cash flows.  Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of September 30, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,031	$231	$114	$—	$—	$454	$—	$5,830
Impaired loans with no allowance recorded	2,264	84	1,469	317	—	1,745	—	5,879
Total loans individually evaluated for impairment	7,295	315	1,583	317	—	2,199	—	11,709
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	293	16	31	—	—	16	—	356
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	293	16	31	—	—	16	—	356
Total impaired loans, net	$7,002	$299	$1,552	$317	$—	$2,183	$—	$11,353

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	2,296	318	1,802	382	—	1,858	—	6,656
Total loans individually evaluated for impairment	7,998	318	1,802	382	—	2,328	—	12,828
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	334	—	—	—	—	18	—	352
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	334	—	—	—	—	18	—	352
Total impaired loans, net	$7,664	$318	$1,802	$382	$—	$2,310	$—	$12,476

Total impaired loans decreased $1.1 million in the third quarter of 2020 compared to December 31, 2019.  This decrease was primarily in impaired manufactured housing loans of $0.7 million.

The following table summarizes the composite of nonaccrual loans:

	At September 30, 2020			At December 31, 2019
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$632	25.43%	0.08%	$594	22.17%	0.08%
Commercial real estate	84	3.38%	0.01%	84	3.14%	0.01%
Commercial	1,469	59.12%	0.18%	1,619	60.43%	0.21%
SBA	300	12.07%	0.04%	382	14.26%	0.05%
HELOC	—	0.00%	0.00%	—	0.00%	0.00%
Single family real estate	—	0.00%	0.00%	—	0.00%	0.00%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$2,485	100.00%	0.31%	$2,679	100.00%	0.35%

Nonaccrual balances include $0.2 million and $0.3 million of loans that are government guaranteed at September 30, 2020 and December 31, 2019, respectively.  Nonaccrual loans net of government guarantees decreased $0.1 million, or 5%, from $2.4 million at December 31, 2019 to $2.3 million at September 30, 2020.

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

Allowance for Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Allowance for loan losses:			(in thousands)
Balance at beginning of period	$10,008	$8,887	$8,717	$8,691
Provisions charged to operating expenses:
Manufactured housing	138	(17)	411	(57)
Commercial real estate	100	(41)	602	277
Commercial	(109)	17	158	(51)
SBA	(1)	(20)	89	(70)
HELOC	(3)	(14)	(7)	(57)
Single family real estate	(12)	—	15	3
Consumer	—	—	(1)	—
Total Provision (credit)	113	(75)	1,267	45
Recoveries of loans previously charged-off:
Manufactured housing	7	6	20	49
Commercial real estate	20	21	60	33
Commercial	47	10	121	49
SBA	—	17	6	28
HELOC	2	1	5	3
Single family real estate	—	1	1	1
Consumer	—	—	—	—
Total recoveries	76	56	213	163
Loans charged-off:
Manufactured housing	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	31
SBA	—	—	—	—
HELOC	—	—	—	—
Single family real estate	—	—	—	—
Consumer	—	—	—	—
Total charged-off	—	—	—	31
Net charge-offs (recoveries)	(76)	(56)	(213)	(132)
Balance at end of period	$10,197	$8,868	$10,197	$8,868

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	September 30, 2020
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	4	$291	0.99%	0.03%
Commercial real estate	23	21,544	73.23%	2.55%
Commercial	13	6,706	22.79%	0.79%
SBA	4	875	2.97%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.02%	0.00%
Total	45	$29,421	100.00%	3.47%

(1)	Of the $29.4 million of potential problem loans, $4.5 million are guaranteed by government agencies.

	December 31, 2019
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	2	$163	1.92%	0.02%
Commercial real estate	5	5,824	68.60%	0.75%
Commercial	2	1,699	20.01%	0.22%
SBA	5	799	9.41%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.06%	0.00%
Total	15	$8,490	100.00%	1.09%

(1)	Of the $8.5 million of potential problem loans, $2.1 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
U.S. government agency notes	$6,732	$8,048
U.S. government agency mortgage backed securities (“MBS”)	4,742	6,132
U.S. government agency collateralized mortgage obligations (“CMO”)	8,913	11,216
Other securities	3,048	—
Equity securities: Farmer Mac class A stock	127	167
Total	$23,562	$25,563

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$2,707	$1,074	$2,524	$—
Additions	—	—	106	1,177
Proceeds from dispositions	—	(750)	—	(750)
(Loss) gain on sales, net	—	(1)	77	(11)
Third-party portion of writedown/loss	—	(6)	—	(99)
Balance, end of period	$2,707	$317	$2,707	$317

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense. The majority of this balance relates to one property of $2.5 million. The Company had $0.1 valuation allowance on foreclosed assets as of September 30, 2020 and zero at September 30, 2019.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	September 30, 2020	December 31, 2019	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing demand deposits	$190,133	$110,843	$79,290	71.5%
Interest-bearing demand deposits	355,111	314,278	40,833	13.0%
Savings	18,555	15,689	2,866	18.3%
Certificates of deposit ($250,000 or more)	81,426	96,431	(15,005)	(15.6)%
Other certificates of deposit	103,955	213,693	(109,738)	(51.4)%
Total deposits	$749,180	$750,934	$(1,754)	(0.2)%

Total deposits decreased slightly to $749.2 million at September 30, 2020 from $750.9 million at December 31, 2019.  This decrease was primarily from maturing time deposits, offset by an increase in non-interest-bearing deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”).  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At September 30, 2020 and December 31, 2019, the Company had $104.2 million and $83.2 million, respectively, of CDARS and ICS deposits.  As of September 30, 2020 the Company had $20.0 million insured overnight funding compared to $29.0 million at December 31, 2019.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators.  Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing, and financing activities and related cash flows.  To ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.

The Company has established policies as well as analytical tools to manage liquidity.  Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost-effective manner.  The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits.  Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position.  The Company’s liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective.  Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk.

The Company has asset and liability management committees (“ALCO”) at the Board and Bank management level to review asset and liability management and liquidity issues.

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $105.0 million and $65.0 million of FHLB advances at September 30, 2020 and December 31, 2019, respectively, borrowed at fixed rates.  The Company also had $79.3 million of letters of credit with FHLB at September 30, 2020 to secure public funds.  At September 30, 2020, CWB had pledged to the FHLB, $23.4 million of securities and $308.6 million of loans.  At September 30, 2020, CWB had $23.7 million available for additional borrowing.  At December 31, 2019, CWB had pledged to the FHLB, securities of $25.6 million at carrying value and $324.2 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of September 30, 2020 and December 31, 2019.  CWB had $102.3 million and $108.6 million in borrowing capacity as of September 30, 2020 and December 31, 2019, respectively. The Company also established a borrowing line with FRB under the Paycheck Protection Program Liquidity Fund (PPPLF).  Advances are secured by SBA PPP loans for up to the term of the loan.  There were $75.1 million of PPPLF advances at September 30, 2020.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of September 30, 2020 and December 31, 2019.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 17.4% and 15.8% at September 30, 2020 and December 31, 2019, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold, and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,473,063 have been issued at September 30, 2020.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2020 and December 31, 2019.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
September 30, 2020
CWB’s actual regulatory ratios	12.21%	10.96%	10.96%	8.79%	8.79%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2019
CWB’s actual regulatory ratios	11.41%	10.28%	10.28%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

There are no conditions or events since September 30, 2020 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels considering the COVID-19 pandemic, and the potential impact of its effect upon earnings.

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

Our primary market risk exposure with the onset of the COVID-19 crisis is uncertain.  Reviews of our market risk methods are ongoing, and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis.  Repricing cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment.  SBA PPP loans and the FRB’s PPPLF borrowings are new instruments and have payment characteristics that are still uncertain.  In late March 2020, we implemented loan payment programs for customers to alleviate the financial setback caused by the temporary closure of business and lost wages.  Under these programs, borrowers who were in good standing as of the date of the request, can elect to defer full or partial payments for up to a 180-day period.  At September 30, 2020 approximately 88% of loans have resumed payments as their deferral period ended. Our expectations regarding the remaining loan payments after the 180-day period is optimistic.  Customer deposit flows may experience unusual fluctuations due to government support programs, customer and business stress, and general money supply.  We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis begins to reveal itself. The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2020 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investing in our common stock involves various risks which are particular to our Company, our industry, and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business results of operations and financial condition, and such efforts will depend on future developments, which are highly uncertain and are difficult to predict.

In December 2019, a novel coronavirus was reported in China, and, in March 2020 the World Health Organization declared a pandemic.  On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, millions of people have filed claims for unemployment, and stock markets have fluctuated in value and, in particular, bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and yields on 10 and 30-year treasury notes have declined to historic lows.  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislature to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Finally, the spread of coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participations in meetings, events, and conferences.  We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.  There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.  In addition, the success of our operations substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years.  The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy.

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

The Company made no repurchases of its common stock during the quarter ended September 30, 2020 and there was approximately $1.4 million that may yet be purchased under the Company’s repurchase program.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 6, 2020	BY: /s/ Susan C. Thompson
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