Form 10-K
period 2020-12-31
COMMUNITY WEST BANCSHARES /
filed 2021-03-15
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock, held by non-affiliates of the registrant was $48,807,474 based on the June 30, 2020 closing price of $8.4199 per common share, as reported on the Nasdaq Global Market. For purposes of the foregoing computation, all executive officers, directors, and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors, or five percent beneficial owners are, in fact, affiliates of the registrant.

As of March 5, 2021, 8,503,063 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2021 Annual Meeting of Stockholders to be held on or about May 27, 2021, which information is incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2020.

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

Purpose

The following discussion is designed to provide insight into the financial condition and results of operations of Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank N.A (“CWB” or the “Bank”). Unless otherwise stated, the Company refers to CWBC and CWB as a consolidated entity. References to “CWBC or to the “holding company,” refer to Community West Bancshares, the parent company, on a stand-alone basis. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, herein referred to as the “Consolidated Financial Statements”. These Consolidated Financial Statements are presented beginning on page 57 of this Form 10-K.

ITEM 1.	BUSINESS

GENERAL

Community West Bancshares, a California corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or “BHCA,” with corporate headquarters in Goleta, California.  CWBC's common stock is listed on Nasdaq under the trading symbol "CWBC". CWBC's principal business is to serve as the holding company for its wholly-owned subsidiary Community West Bank, N.A., a national banking association chartered by the Office of the Comptroller of the Currency (“OCC”).  Through CWB, the Company provides a variety of financial products and services to customers through seven full-service branch offices in the cities of Goleta, Oxnard, Paso Robles, San Luis Obispo, Santa Barbara, Santa Maria, and Ventura, California.

The Company’s operations and financial results in 2020 were substantially influenced by the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA), and a variety of rulings from the Company’s banking regulators. The California governor issued a stay-at-home order which limited gatherings and travel and required workers who are not necessary to sustain or protect life to work from or stay at home.  The orders, as a result of COVID-19, have led to financial stress for many businesses and workers throughout the communities the Company serves.

In response, the Company updated operating protocols to ensure all banking services continued while prioritizing the health and safety of clients and associates. The branch lobbies remained opened to service clients utilizing the latest Centers for Disease Control and Prevention (CDC) guidelines, and in compliance with State and Local Orders, as pronounced and updated from time to time. Sales associates, support teams and management largely continued working remotely; however, associates located in the Company's corporate offices and operations centers began to gradually return to those locations at reduced capacity levels in the third quarter. In addition, the Company has maintained its focus on enhancing remote, mobile, and online processes and controls.

To assist clients during the pandemic, the Company implemented distinct COVID-19 relief programs to provide payment deferrals, fee waivers, and suspension of residential property foreclosures. The Company also actively monitored the actions of federal and state governments to proactively assist clients and ensure awareness of each financial assistance program available.

Index
The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, the establishment of the PPP and the approval of the Consolidated Appropriations Act. As of December 31, 2020, the Company had approximately 501 active PPP loans with $69.5 million in balances, net of unearned fees of $1.6 million.

Further, as of December 31, 2020, the Company had $5.1 million in loans, or 0.5% of the total portfolio, that were deferred to provide relief to borrowers adversely impacted by the pandemic.

These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators. The industries most heavily impacted include retail, healthcare, hospitality, schools, and energy. The Company’s management team has evaluated the loans related to the affected industries, and at December 31, 2020, the Bank’s loans to these industries were $179.2 million, which is 20.9% of our $857.6 million loan portfolio.

The extent to which COVID-19 impacts our business will depend on future developments, which cannot be predicted.  Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response. Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic will likely impact our operations, clients, and various areas of risk; however, we are unable at this time, to estimate the full impact of the COVID-19 pandemic on our ongoing financial and operational results. The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic. These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company  into 2021.

Human Capital

The Company’s vision is to be the Bank of choice, providing an unparalleled experience for our clients, employees and community. Attracting, retaining and developing high performing employees and providing them with a remarkable employee experience are key to providing a remarkable client experience, and are important contributors to the Bank’s success.

Employee Demographics
The following table describes the composition of the Company’s workforce at December 31, 2020.

Number
Full-time	123
Part-time	2
Temporary	3

Women	83 (or 64.8%)
Minorities	54 (or 42.2%)

Diversity, Equity and Inclusion
The Company is committed to fostering, cultivating and preserving a culture of diversity and inclusion.  Human Capital is among the most valuable of assets. The collective sum of individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that the Company’s employees invest in their work represents a significant part of the Company’s culture, reputation and achievements.  The Company’s diversity initiatives and awareness are applicable—but not limited—to practices and protocols on recruitment and selection; compensation; professional development and training; promotions; transfers; and the ongoing development of a work environment built on the premise of gender and diversity equity that encourages and enforces respectful communication, teamwork, employee participation with representation of all groups and employee perspectives, work/life balance, and employer and employee contributions to the communities they serve to promote a greater understanding and respect for diversity.

Talent Acquisition
The Company’s demand for qualified candidates grows as the Company’s business grows.  Building a diverse and inclusive workforce is a component of the Company’s talent strategy.  The Company attracts talented individuals with a combination of competitive pay and benefits.  Through talent management, career development, and succession planning, the Company is striving to source a meaningful percentage of candidates internally, in addition to candidates located within the communities the Company serves.

Index
Professional Development
The Company’s talent management program is an interactive practice that engages employees through performance check-ins and reviews, goal setting, individual development plans, and continuous coaching and feedback.  The Company offers a variety of programs to help employees learn new skills, establish and meet personalized development goals, take on new roles, advance their careers and become better leaders.

Employee Engagement
The Company recognizes that employees who are involved in, enthusiastic about, and committed to their work and workplace contribute meaning-fully to the success of the Company.  In addition to the Executive Management Team, two Committees have been formed to address engagement through a lens of equity and inclusion:  The Elevate Committee and the Leadership Committee.  The Elevate Committee is comprised of entry- to mid-level employees from all departments and branches, with priorities on elevating those voices and fostering an inclusive and collaborative team environment.  The Leadership Committee is comprised of senior managers and leaders across the functional areas with a focus on tactical planning for execution of key strategic initiatives, efficiencies and improvements to benefit both the client and the employee experience.  The Company solicits employee feedback through a confidential company-wide survey on culture, management, career opportunities, compensation and benefits.  The results of this survey are reviewed with management and are used to recognize improvements and focus on areas of concern, as well as update employee programs, initiatives and communications.  The Company has a number of other engagement initiatives, including quarterly town hall meetings with the Company’s Chief Executive Officer and senior executives, quarterly and annual employee recognition events, and opportunities for variable pay outside of review cycles.

Succession Planning
The Company is focused on facilitating internal succession by encouraging internal mobility, enhancing its talent pool through professional development programs, structuring training programs to teach skills valuable in navigating the changing world of financial services, creating career paths and development action plans for career advancement, and expanding opportunities through diversity and inclusion initiatives and efforts.

PRODUCTS AND SERVICES

CWB is focused on relationship-based banking for small- to medium-sized businesses and their owners, professional, high-net worth individuals, and non-profit organizations in the communities served by its branch offices.  The products and services provided include deposit products such as checking accounts, savings accounts, money market accounts, fixed rate, fixed maturity certificates of deposits, treasury management products, and lending products, including commercial, commercial real estate, agricultural and consumer loans.

Competition in our markets remains healthy.  The Company continues to be competitive due to its focus on high quality customer service and our experienced relationship bankers who have strong relationships within the communities the Company serves.

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

The Company also originates and sells loans to the secondary market through the Federal Agricultural Mortgage Corporation ("Farmer Mac") program.  Farmer Mac provides the Company with access to flexible, low-cost financing and effective risk management tools to help farm, ranch, and rural utility clients.

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

CWB also offers Business & Industry ("B&I") loans. These loans are similar to the SBA product, except they are guaranteed by the U.S. Department of Agriculture. The maximum guaranteed amount is 80%. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market.

Index
As a Preferred Lender, CWB has been delegated the loan approval, closing and most servicing and liquidation responsibility from the SBA.

Under the CARES Act, CWB offered SBA Paycheck Protection Program (PPP) loans.  The loans are forgivable in whole or in part and carry a fixed rate of 1% for a term of two years (loans made before June 5, 2020) or five years (loans made after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of the forgiveness proceeds to the lender or the date that is 10 months after the day of the covered period if the borrower does not apply for forgiveness within the 10-month period.

Loans to One Borrower

Under federal law, the unsecured obligations of any one borrower to a national bank generally may not exceed 15% of the sum of the Bank’s unimpaired capital and unimpaired surplus, and the secured and unsecured obligations of any one borrower. CWB was approved to increase this lending limit under the OCC’s Special Lending Limits Program to 25% on selected products. This program ensures that national bank lending limits, such as CWB’s, would remain competitive with state-chartered banks. In addition, California state banking law generally limits the amount of funds that a state-chartered bank may lend to a single borrower to 15% of the Bank's capital for unsecured loans and 25% of the Bank's capital for secured loans, and considers real estate secured loans as “secured” for lending limits purposes.

Foreign Operations

The Company has no foreign operations. The Bank may provide loans, letters of credit and other trade-related services to commercial enterprises that conduct business outside the United States.

Customer Concentration

The Company does not have any customer relationships that individually account for 10% of consolidated or segment revenues, respectively.

COMPETITION

The financial services industry is highly competitive. Many of the Bank's competitors are much larger in total assets and capitalization, have greater access to capital markets, have higher lending limits, can offer a broader range of financial services than the Bank can offer, and may have lower cost structures.

This increasingly competitive environment is primarily a result of long-term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit clients to perceived increased safety. The Company competes for clients related to loans and deposits and customers with other banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the rates of those products and the terms on which they are offered to consumers.

Technological innovation continues to contribute to greater competition in domestic and international financial services markets.

Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses, and increase revenues to remain competitive. The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with the Company.

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

Investing in our common stock involves various risks which are specific to the Company.  Several of these risks and uncertainties, are discussed below and elsewhere in this Form 10-K.  This listing should not be considered as all-inclusive.  These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.  Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities.  In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business.  See additional discussions about credit, interest rate, market, and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K beginning on page 19 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 43.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business results of operations and financial condition, and such efforts will depend on future developments, which are highly uncertain and are difficult to predict.

In December 2019, a novel coronavirus was reported in China, and, in March 2020 the World Health Organization declared a pandemic.  On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, millions of people have filed claims for unemployment, and stock markets have fluctuated in value and, in particular, bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25% and yields on 10 and 30-year treasury notes have declined to historic lows.  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislature to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Finally, the spread of coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participations in meetings, events, and conferences.  We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, clients, and business partners.  There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.  In addition, the success of our operations substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years.  The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business.  The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.  The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which remain uncertain, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  As the result, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

Index
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

While real estate values and unemployment rates remain stable, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition, and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	the sale of foreclosed assets may slow;
•	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;
•
collateral for loans made could decline in value, exposing us to increased risk in our loans, reducing clients’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

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

COVID-19 pandemic

The COVID-19 pandemic, first identified in the United States during the first quarter of 2020, has had significant adverse effects on the economy in the United States, generally, and in our service area, in particular. The assistance the government supported programs under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), including the Paycheck Protection Program (PPP), have lessened the disruptive effects of the COVID-19 pandemic.  CWB has actively worked to assist customers in applying for and receiving assistance through the PPP, and CWB has implemented a distinct COVID-19 relief program of payment deferrals, fee waivers and suspension of residential property foreclosures. While the origination fees recognized by CWB in providing these loans have been beneficial to CWB and, in turn CWBC, the full impact of the COVID-19 pandemic is not known at this time and the extent to which the COVID-19 pandemic will continue to negatively affect our customers and our business will depend on future developments, which are highly uncertain.  These include the scope and duration of the pandemic, the effectiveness of vaccines and other therapies in treating and preventing the disease, the financial impact of the pandemic on our employees, customers, vendors, and services area, and what further actions the Federal and state governments and other third parties may take in response to the pandemic. The clients in our service area have experienced increased unemployment, business closures, and slowdowns, especially in the retail, healthcare, hospitality, schools, and energy industries.  All of this may lead to increased credit ratings downgrades, loan delinquencies, defaults, reductions in asset values, and foreclosures any of which could have an adverse effect on our business, financial condition, and results of operations.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Index
A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs, and profitability.  Declines in real estate value and sales volumes and high unemployment levels may result in higher-than-expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, had among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities.  The Federal Reserve Board increased the federal funds rate by 25 basis points in December 2016, 75 basis points in 2017, and 100 basis points in 2018, decreased the federal funds rate by 75 basis points in 2019 and decreased the federal funds rate by 150 basis points in 2020 to help stimulate the economy. The potential for further changes in the federal funds rate exists in the near future.  Market rates of interest tend to follow the federal funds rate, and decreasing rates tend to enhance borrowing and stimulate housing markets and the U.S. economic conditions.

Reserve for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations. The Company maintains a reserve for loan losses to absorb estimated probable losses inherent in the loan and commitment portfolios as of the balance sheet date. Provisions are taken from earnings and applied to the loan loss reserves as the risk of loss in the loan and commitment portfolios increases. Conversely, credits to earnings from the loan loss reserves are made when asset qualities improve resulting in a decrease in the risk of loss in the loan and commitment portfolios. As of December 31, 2020, the Company’s allowance for loan losses was $10.2 million, or 1.23% of loans held for investment. In addition, as of December 31, 2020, we had $3.9 million in loans on nonaccrual, $0.2 million of which are government guaranteed. In determining the level of the reserve for loan losses, management makes various assumptions and judgments about the loan portfolio. Management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known to Management at the time of the analysis. If Management’s assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could have a material adverse effect on the Company’s financial condition and/or results of operations. While the allowance for loan losses was determined to be adequate at December 31, 2020, based on the information available to us at the time, there can be no assurance that the allowance will be adequate to cover actual losses in the loan portfolio in the future.

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

As of December 31, 2020, approximately $472.2 million, or 55%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  A decline in the real estate market could materially and adversely affect the business of CWB because a significant portion of its loans are secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and CWB would be more likely to suffer losses on loans. Substantially all of the real property collateral is located in California.  If there is decline in real estate values, especially in California, the collateral for their loans would provide less security.  Real estate values could be affected by, among other things, a decline of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, high levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting or reporting, including changes in them, or our failure to comply with them, may adversely affect us.

Index
The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. Intended to protect clients, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that the Company can pay, restrict the ability of institutions to guarantee the Company's debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”).  Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs.  We are currently facing increased regulation and supervision of our industry.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.  Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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

CWBC is subject to regulation and supervision by the FRB and CWB is subject to supervision and regulation by the OCC and the FDIC with applicable laws and regulations governing the types, amounts and terms of investments and loans we make, disclosures of products and services we offer to our clients, the levels of capital we must maintain, and the rates of interest we may pay.  Those regulations continuously change and may increase our costs of doing business and reduce or limit our ability to pursue or affect our business.  While legislation enacted in 2018 was designed to reduce some of the obligations imposed by the Dodd-Frank Act, no assurances can be given that such modifications will be implemented and that future changes in applicable laws and regulations like the enactment of the Anti-Money Laundering Act of 2020 would not impose regulatory restrictions resulting in a negative impact on CWBC.  For further discussion, see “SUPERVISION AND REGULATION” herein.

The short-term and long-term impact of the regulatory capital standards and the capital rules is uncertain.

The federal banking agencies revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to affect the implementation of the Basel III Accords.  The quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets.  Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. For a further discussion of the capital rules, see “SUPERVISION AND REGULATION” herein.

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

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources to pay its operating expenses and dividends to its shareholders.  In addition to raising capital on its own behalf or borrowing from external sources, CWBC may also obtain funds from dividends paid by, and fees charged for services provided to, the Bank. However, statutory, and regulatory constraints on the Bank may restrict or totally preclude the payment of dividends by the Bank to CWBC, thereby negatively impacting its separate liquidity.

From time to time, the Company has been dependent on borrowings from the FHLB and, infrequently, the FRB, and there can be no assurance these programs will be available as needed.

As of December 31, 2020, the Company has borrowings from the FHLB of San Francisco of $105.0 million and no borrowings from the FRB. The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs.  The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs.  Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title.

Approximately 55% of the Company’s loan portfolio at December 31, 2020 was secured by real estate.  In the course of our business, the Company may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties.  The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect the Company’s business and prospects.

Changes in interest rates could adversely affect the Company’s profitability, business, and prospects.

Most of the Company’s assets and liabilities are monetary in nature, which subjects it to significant risks from changes in interest rates and can impact the Company’s net income and the valuation of its assets and liabilities.  Increases or decreases in prevailing interest rates could have an adverse affect on the Company’s business, asset quality and prospects.  The Company’s operating income and net income depend to a great extent on its net interest margin.  Net interest margin is the difference between the interest yields received on loans, securities and other earning assets and the interest rates paid on interest-bearing deposits, borrowings, and other liabilities.  These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve.  If the rate of interest paid on interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest received on loans, securities and other earning assets increases, the Company’s net interest income, and therefore earnings, would be adversely affected.  The Company’s earnings also could be adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other liabilities.

In addition, loan volumes are affected by market interest rates on loans.  Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations.  Conversely, in rising interest rate environments, loan prepayment rates will decline and in falling interest rate environments, loan prepayment rates will increase.  The Company cannot guarantee that it will be able to minimize interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their debt obligations.

Index
Interest rates also affect how much money the Company can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, financial condition, results of operations and cash flows.

We may be impacted by the transition from LIBOR as a reference rate.

The London Interbank Offered Rate (LIBOR) is used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable-rate mortgages, corporate debt, interest rate swaps and other derivatives. In November 2020, the Federal Reserve Board issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (USD LIBOR), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding when LIBOR ceases to exist.

The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by United States Treasury securities, otherwise known as the Secured Overnight Financing Rate (SOFR). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not consider bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. The extent to which SOFR attains traction as a LIBOR replacement tool is not known, although transactions using SOFR have been completed, including by Fannie Mae. Both Fannie Mae and Freddie Mac ceased accepting adjustable-rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020, and many issuers are now utilizing SOFR.

The Company is monitoring the LIBOR transition process and has identified all LIBOR-related contracts and determined which will require amended language to incorporate a substitute reference rate. The Company continues to consider a replacement index for 2021 and beyond.

Until this replacement rate is identified, and all agreements have been addressed, we will continue to have a few loans and investment securities with attributes that are directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs or risk for us. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Further, our failure to adequately manage this transition process with our clients could impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could adversely affect our business, financial condition, and results of operations.

The Company’s future success will depend on our ability to compete effectively in a highly competitive market.

The Company faces substantial competition in all phases of its operations from a variety of different competitors. Its competitors, including commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds, online banks, Fintech companies, and other financial institutions, compete with lending and deposit-gathering services offered by the Company. Increased competition in the Company’s markets may result in reduced loans and deposits.

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

In order to remain competitive in our industry and provide our clients with the latest products and services, we must be able to keep up with the changes in technology.  Many of the financial institutions and the financial technology companies with whom we compete, have greater resources than we do to develop and implement the technology-driven products and our failure to keep pace with these changes could have an adverse effect on our client relations and, in turn, our financial condition and results of operations.

Some of the financial services organizations with whom we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.  The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain.  If those assumptions, estimates, or judgments were incorrectly made, we could be required to correct and restate prior period financial statements.  Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, banking regulators and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied.  These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we could be required to apply a new revised standard retroactively, resulting in the need to revise and republish prior period financial statements.

One change is ASU 2016-13, which was released by the Financial Accounting Standards Board in 2016 and must be adopted by the Company by no later than January 1, 2023. Currently, the impairment model used by financial institutions to assess the adequacy of the reserve for loan losses is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the current expected credit loss ("CECL") model, in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will necessitate significantly greater data requirements and changes to methodologies to accurately account for expected losses over the life of a loan. There can be no assurance that we will not be required to increase reserves and the allowance for loan losses as a result of the implementation of CECL. Increased provisions for loan losses may adversely affect the results of operations and our financial condition.

Natural disasters, severe weather, terrorist attacks, and threats of war or actual war may impact all aspects of our operations, revenues, costs, and stock price in unpredictable ways

In the last few years, California has experienced extensive wildfires that have burned millions of acres, destroyed thousands of homes and commercial properties, and resulted in the loss of life not only in California generally but also directly in our market area.  Such natural disasters sometimes were followed by significant rains resulting in further loss of property.  Also, in recent years, California has experienced a drought, which if prolonged could negatively affect our clients.  As of December 31, 2020, CWB had $51.0 million of agricultural loans.  The occurrence of severe weather conditions and the resulting disasters cannot be predicted with any certainty and a substantial portion of our clients’ businesses and residences are located in areas susceptible to such events as earthquakes, floods, droughts, and wildfires.  The occurrence of such events could adversely impact our clients’ and their businesses and ability to repay their loans all of which could have a material adverse effect on CWBC.

The business may be adversely affected by internet fraud.

The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet, and telecommunications systems.  These risks may manifest themselves in the form of fraud by employees, by clients, other outside entities targeting us and/or our clients that use our internet banking, electronic banking, or some other form of our telecommunications systems.  Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place, which losses could adversely affect the Company and its financial condition.

Index
We may experience interruptions or breaches in our information system security.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption, or breach in the security of these systems could result in failures or disruptions in our client relationship management, general ledger, deposit, loan, and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of these information systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

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

In addition, our operations rely on the secure processing, storage, and transmission of confidential and other information on our computer systems and networks.  Although we take numerous protective measures to maintain the confidentiality, integrity and availability of the Company’s and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve.  As a result, our computer systems, software, and networks and those of our clients may be vulnerable to unauthorized access, loss, or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact and result in significant losses by us and/or our clients.  Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization.  Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries.  Such parties could also be the source of an attack on, or breach of, our operational systems, data, or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

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

The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of the skills of our senior management and management’s ability to identify and retain highly qualified relationship bankers that have long-standing relationships in their communities.  These professionals bring with them valuable client relationships and have been integral in our ability to attract loans and deposits, and to expand our market share.  From time to time, the Company recruits or utilizes the services of employees who are subject to limitations on their ability to use confidential information of a prior employer, to freely compete with that employer, or to solicit clients of that employer. If the Company is unable to hire or retain qualified employees, it may not be able to successfully execute its business strategy.  If the Company or its employee is found to have violated any nonsolicitation or other restrictions applicable to it or its employees, the Company or its employee could become subject to litigation or other proceedings.

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

As a holding company with no significant assets other than the Bank, CWBC is dependent on dividends from the Bank to fund operating expenses and estimated tax payments. The ability to continue to pay dividends and conduct share repurchases depends in large part upon the receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions is subject to the restrictions of the National Bank Act. In addition, it is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer, as further described under “Item 7 - Management's Discussion and Analysis of Operations - Regulatory Matters- Dividends” in this Form 10-K.

In the event the Bank is unable to pay dividends to CWBC, it is likely that CWBC, in turn, would have to discontinue cash dividends and share repurchases and may have difficulty meeting its other financial obligations. The inability of the Bank to pay dividends to CWBC could have a material adverse effect on our business, including the market price of our common stock.

For the year ended December 31, 2020, the Bank paid approximately $1.2 million in dividends to CWBC. No assurances can be given that future performances will justify the payment of dividends in any particular year.  Moreover, CWBC’s ability to pay dividends is also subject to the restrictions of the California Corporations Code.

Issuance of additional common stock or other equity securities in the future could dilute the ownership interest of existing shareholders.

In order to maintain capital at desired or regulatory-required levels, or to fund future growth, the board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for, or representing rights to acquire shares of the common stock. The sale of these shares may significantly dilute ownership interests of shareholders. New investors in the future may also have rights, preferences and privileges senior to current shareholders, which may adversely impact current shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company is headquartered at 445 Pine Avenue in Goleta, California. This facility houses the Company's corporate offices and the manufactured housing lending division. The Company operates seven domestic branch locations, two of which are owned. All other properties are leased by the Company, including the corporate headquarters.

Index
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

Market Information

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2020 Quarters				2019 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$9.28	$8.75	$9.24	$11.50	$11.86	$9.96	$10.28	$10.65
Low	8.03	7.65	5.36	5.27	9.78	9.60	9.54	9.77
Cash Dividends Declared:	$0.050	$0.045	$0.045	$0.055	$0.06	$0.06	$0.06	$0.05

Holders

As of February 26, 2021, the closing price of our common stock on NASDAQ was $9.88 per share. As of that date the Company had approximately 201 holders of record of its common stock. The Company has a greater number of beneficial owners of our common stock who own their shares through brokerage firms and institutional accounts.

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

Repurchases of Securities

Common

On February 28, 2019, the Board of Directors extended the repurchase program and increased the common stock repurchases to $4.5 million until August 31, 2021. Under this program, as of December 31, 2020, the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.71 per share. During 2020, the Company did not repurchase any shares and has $1.4 million available under the program.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	1,231,700	$8.53	550,700
Plans not approved by shareholders	—	—	—
Total	1,231,700	$8.53	550,700

For material features of the plans, see “Item 8. Financial Statements and Supplementary Data - Note 11. Stockholders' Equity.”

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following summary presents selected financial data as of and for the periods indicated. You should read the selected financial data presented below in conjunction with “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except ratios and per share amounts)
Results of Operations:
Interest income	$43,854	$45,739	$42,631	$37,391	$32,216
Interest expense	7,265	11,382	8,988	4,729	3,127
Net interest income	36,589	34,357	33,643	32,662	29,089
Provision (credit) for loan losses	1,223	(165)	14	411	(48)
Net interest income after provision for loan losses	35,366	34,522	33,629	32,251	29,137
Non-interest income	3,912	3,607	2,628	2,757	2,253
Non-interest expenses	27,523	26,755	26,039	24,545	22,548
Income before income taxes	11,755	11,374	10,218	10,463	8,842
Provision for income taxes	3,510	3,411	2,809	5,548	3,613
Net income	8,245	7,963	7,409	4,915	5,229
Net income available to common stockholders	$8,245	$7,963	$7,409	$4,915	$5,229
Per Share Data:
Income per common share - basic	$0.97	$0.94	$0.89	$0.60	$0.64
Income per common share - diluted	$0.97	$0.93	$0.88	$0.57	$0.62
Weighted average shares outstanding - basic	8,473	8,470	8,288	8,146	8,114
Weighted average shares outstanding - diluted	8,543	8,579	8,451	8,589	8,444
Shares outstanding at period end	8,473	8,472	8,533	8,193	8,096
Dividends declared per common share	$0.195	$0.215	$0.190	$0.155	$0.135
Dividend payout ratio	20.04%	22.87%	21.35%	25.83%	21.09%
Book value per common share	$10.50	$9.68	$8.92	$8.55	$8.07
Selected Balance Sheet Data:
Net loans	847,383	766,846	759,552	726,189	623,355
Allowance for loan losses	10,194	8,717	8,691	8,420	7,464
Total assets	975,435	913,870	877,291	833,315	710,572
Total deposits	766,185	750,934	716,006	699,684	612,236
Total liabilities	886,428	831,892	801,140	763,245	645,236
Total stockholders' equity	89,007	81,978	76,151	70,070	65,336
Selected Financial and Liquidity Ratios:
Net interest margin	3.89%	4.06%	4.07%	4.34%	4.60%
Return on average assets	0.85%	0.91%	0.88%	0.64%	0.81%
Return on average stockholders' equity	9.70%	10.15%	10.02%	7.16%	8.19%
Equity to assets ratio	9.12%	8.97%	8.68%	8.41%	9.19%
Loan to deposit ratio	111.92%	103.30%	106.08%	104.99%	103.04%
Capital Ratios:
Tier 1 leverage ratio (1)	9.57%	9.33%	8.96%	8.72%	9.64%
Community Banking Leverage Ratio (2)	9.29%	-	-	-	-
Common Equity Tier 1 ratio (1)	11.40%	10.60%	10.10%	9.96%	10.57%
Tier 1 risk-based capital ratio (1)	11.40%	10.60%	10.10%	9.96%	10.57%
Total risk-based capital ratio (1)	12.65%	11.73%	11.26%	11.17%	11.80%
Selected Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	(0.03)%	(0.02)%	(0.03)%	(0.08)%	(0.10)%
Allowance for loan losses to total loans	1.19%	1.12%	1.13%	1.15%	1.18%
Allowance for loan losses to nonaccrual loans	263.27%	325.38%	139.59%	123.03%	239.46%
Nonaccrual loans to gross loans	0.45%	0.35%	0.81%	0.93%	0.49%
Nonaccrual loans and repossessed assets to total loans	0.76%	0.67%	0.81%	0.98%	0.52%
Loans past due 90 days or more and still accruing interest to total loans	0.00%	0.00%	0.00%	0.00%	0.00%

(1)
Effective 2015, CWB was subject to Basel III regulatory capital guidelines. CWBC as a small bank holding company is not subject to the Basel III capital reporting requirements. The 2020, 2019, 2018, 2017 and 2016 ratios were the estimated consolidated capital ratios under Basel III.

(2)	Bank only ratio

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 8–Financial Statements and Supplementary Data.” This discussion and analysis contain forward-looking statements that involve risk, uncertainties, and assumptions.  Certain risks, uncertainties, and other factors, including but not limited to those set forth under “ Forward-Looking Statements,” on page 3 of this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements.

Financial Overview and Highlights

Community West Bancshares (“CWBC”, or “Company”) is a bank holding company headquartered in Goleta, California that provides full-service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB”, or “Bank”), which has seven California branch banking offices located in Goleta, Oxnard, Paso Robles, San Luis Obispo, Santa Barbara, Santa Maria, and Ventura.

Financial Result Highlights of 2020

Net income available to common stockholders was $8.2 million, or $0.97 per diluted share for 2020, compared to $8.0 million, or $0.93 per diluted share for 2019, and $7.4 million or $0.88 per diluted share for 2018.

The significant factors impacting the Company during 2020 were:

•	net interest income was $36.6 million for the year ended 2020, compared to $34.4 million for 2019;
•	net interest margin was 3.89% for 2020, compared to 4.06% for 2019;
•	total deposits were $766.2 million at December 31, 2020, compared to $750.9 million at December 31, 2019;
•	total demand deposits represented 75.7% of total deposits at December 31, 2020, compared to 56.6% at December 31, 2019;
•	total loans were $857.6 million at December 31, 2020, compared to $775.6 million at December 31, 2019;
•	book value per common share increased to $10.50 at December 31, 2020, compared to $9.68 at December 31, 2019;
•	provision for loan losses of $1.2 million for the year ended 2020, compared to a provision (credit) for loan losses of ($165,000) for the year ended 2019;
•	the Bank’s community bank leverage ratio (CBLR) was 9.29% at December 31, 2020. The CBLR ratio was adopted on January 1, 2020 and did not apply at December 31, 2019;
•	net non-accrual loans were $3.7 million at December 31, 2020, compared to $2.4 million at December 31, 2019; and
•	other assets acquired through foreclosure, net, was $2.6 million at December 31, 2020 compared to $2.5 million at December 31, 2019.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2020 throughout the analysis sections of this Form 10-K. Please refer to prior year’s Form 10-K for comparative analysis of years 2019 and 2018.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)

Net income available to common stockholders	$8,245	$7,963	$7,409
Basic earnings per share	0.97	0.94	0.89
Diluted earnings per share	0.97	0.93	0.88
Total assets	975,435	913,870	877,291
Gross loans	857,577	775,563	768,243
Total deposits	766,185	750,934	716,006
Net interest margin	3.89%	4.06%	4.07%
Return on average assets	0.85%	0.91%	0.88%
Return on average stockholders' equity	9.70%	10.15%	10.02%
Dividend payout ratio	20.04%	22.87%	21.35%
Equity to assets ratio	9.12%	8.97%	8.68%

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Non-accrual loans (net of guaranteed portion)	$3,665	$2,389	$3,378
Non-accrual loans (net of guaranteed portion) to gross loans	0.43%	0.31%	0.44%
Net charge-offs (recoveries) to average loans	(0.03)%	(0.02)%	(0.03)%

Asset and Deposit Growth

The Company’s assets and liabilities are comprised primarily of loans and deposits.  The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth.  Total assets increased to $975.4 million at December 31, 2020 from $913.9 million at December 31, 2019.  Total loans including net deferred fees and unearned income increased by $82.0 million, or 10.6%, to $857.6 million as of December 31, 2020 compared to $775.6 million as of December 31, 2019.  Total deposits increased by 2.0%, to $766.2 million as of December 31, 2020 from $750.9 million as of December 31, 2019.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2020	2019	(Decrease)	2019	2018	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$43,854	$45,739	$(1,885)	$45,739	$42,631	$3,108
Interest expense	7,265	11,382	(4,117)	11,382	8,988	2,394
Net interest income	36,589	34,357	2,232	34,357	33,643	714
Provision (credit) for loan losses	1,223	(165)	1,388	(165)	14	(179)
Net interest income after provision for loan losses	35,366	34,522	844	34,522	33,629	893
Non-interest income	3,912	3,607	305	3,607	2,628	979
Non-interest expenses	27,523	26,755	768	26,755	26,039	716
Income before provision for income taxes	11,755	11,374	381	11,374	10,218	1,156
Provision for income taxes	3,510	3,411	99	3,411	2,809	602
Net income	$8,245	$7,963	$282	$7,963	$7,409	$554
Earnings per share - basic	$0.97	$0.94	$0.03	$0.94	$0.89	$0.05
Earnings per share - diluted	$0.97	$0.93	$0.04	$0.93	$0.88	$0.05

Index
Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Year Ended December 31,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$80,864	$285	0.35%	$33,587	$648	1.93%
Investment securities	28,266	621	2.20%	34,341	1,201	3.50%
Loans (1)	831,863	42,948	5.16%	778,745	43,890	5.64%
Total earnings assets	940,993	43,854	4.66%	846,673	45,739	5.40%
Nonearning Assets
Cash and due from banks	3,286			2,431
Allowance for loan losses	(9,557)			(8,787)
Other assets	37,297			32,192
Total assets	$972,019			$872,509
Interest-Bearing Liabilities
Interest-bearing demand deposits	314,659	2,111	0.67%	289,798	3,531	1.22%
Savings deposits	17,419	105	0.60%	15,650	125	0.80%
Time deposits	229,110	3,267	1.43%	303,687	6,399	2.11%
Total interest-bearing deposits	561,188	5,483	0.98%	609,135	10,055	1.65%
Other borrowings	139,795	1,782	1.27%	51,045	1,327	2.60%
Total interest-bearing liabilities	700,983	7,265	1.04%	660,180	11,382	1.72%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	169,696			116,887
Other liabilities	16,313			17,005
Stockholders' equity	85,027			78,437
Total Liabilities and Stockholders' Equity	$972,019			$872,509
Net interest income and margin (2)		$36,589	3.89%		$34,357	4.06%
Net interest spread (3)			3.62%			3.68%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Index
	Year Ended December 31,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$33,587	$648	1.93%	$36,275	$641	1.77%
Investment securities	34,341	1,201	3.50%	38,242	1,125	2.94%
Loans (1)	778,745	43,890	5.64%	751,775	40,865	5.44%
Total earnings assets	846,673	45,739	5.40%	826,292	42,631	5.16%
Nonearning Assets
Cash and due from banks	2,431			3,201
Allowance for loan losses	(8,787)			(8,535)
Other assets	32,192			21,510
Total assets	$872,509			$842,468
Interest-Bearing Liabilities
Interest-bearing demand deposits	289,798	3,531	1.22%	265,974	2,100	0.79%
Savings deposits	15,650	125	0.80%	14,458	124	0.86%
Time deposits	303,687	6,399	2.11%	322,972	5,478	1.70%
Total interest-bearing deposits	609,135	10,055	1.65%	603,404	7,702	1.28%
Other borrowings	51,045	1,327	2.60%	46,014	1,286	2.79%
Total interest-bearing liabilities	660,180	11,382	1.72%	649,418	8,988	1.38%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	116,887			111,246
Other liabilities	17,005			7,898
Stockholders' equity	78,437			73,906
Total Liabilities and Stockholders' Equity	$872,509			$842,468
Net interest income and margin (2)		$34,357	4.06%		$33,643	4.07%
Net interest spread (3)			3.68%			3.78%

(1)	Includes nonaccrual loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31, 2020 versus 2019			Year Ended December 31, 2019 versus 2018
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$(134)	$(446)	$(580)	$(137)	$214	$77
Federal funds sold and other	168	(531)	(363)	(52)	58	6
Loans, net	2,796	(3,738)	(942)	1,521	1,504	3,025
Total interest income	2,830	(4,715)	(1,885)	1,332	1,776	3,108

Interest expense:
Interest checking	167	(1,587)	(1,420)	291	1,140	1,431
Savings	11	(31)	(20)	10	(9)	1
Time deposits	(1,066)	(2,066)	(3,132)	(407)	1,328	921
Other borrowings	1,127	(672)	455	131	(90)	41
Total interest expense	239	(4,356)	(4,117)	25	2,369	2,394
Net increase	$2,591	$(359)	$2,232	$1,307	$(593)	$714

(1)	Changes due to both volume and rate have been allocated to volume changes.

Index
Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the year ended December 31, 2020 was $43.9 million, an decrease from $45.7 million and an increase from $42.6 million, respectively, for the years ended December 31, 2019 and 2018.  The interest income was negatively impacted by decreased average earning assets and rates, primarily SBA PPP loans in 2020. Average loans for the year increased 6.8% over 2019, and 10.7% over 2018. Average earning asset yields decreased by 74 basis points for 2020 compared to 2019.

Interest expense for the year ended December 31, 2020 decreased compared to 2019 by $4.1 million and decreased compared to 2018 by $1.7 million, respectively, to $7.3 million. The decrease for 2020 compared to 2019 was mostly the result of the lower rates paid on wholesale funding deposits, interest-bearing demand deposits, and time deposits.  The average cost of interest-bearing deposits also decreased to 98 basis points in 2020 compared to 165 basis points in 2019. Total cost of funds decreased by 63 basis points for 2020 compared to 2019 and by 35 basis points compared to 2018.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities decreased the margin for 2020 compared to 2019. The net interest margin was 3.89% for 2020 compared to 4.06% for 2019 and 4.07% in 2018.

Net interest income increased by $2.2 million for 2020 compared to 2019, and $2.9 million compared to 2018.

Index
Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio. The provision (credit) for loan losses was $1.2 million in 2020 compared to $(165,000) in 2019 and $14,000 in 2018. The provision for loan losses for 2020 resulted primarily from increased qualitative factors related to COVID-19. The provision for 2019 resulted primarily from loan growth and change in loan portfolio mix. As a result of the pandemic as it relates to credit quality and proactive risk rating of our loan portfolio, the ratio of the allowance for loan losses to loans held for investment increased to 1.23% at December 31, 2020 from 1.19% at December 31, 2019.

The following table summarizes the provision (credit), charge-offs (recoveries) by loan category for the year ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	27	80	133	7	6	1	—	254
Net (charge-offs) recoveries	27	80	133	7	6	1	—	254
Provision (credit)	401	653	84	79	(8)	15	(1)	1,223
Ending balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194

2019
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	54	52	60	50	5	1	—	222
Net (charge-offs) recoveries	54	52	29	50	5	1	—	191
Provision (credit)	(66)	137	(77)	(97)	(68)	3	3	(165)
Ending balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717

2018
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	(127)	—	—	—	—	(133)
Recoveries	120	15	66	133	55	1	—	390
Net (charge-offs) recoveries	114	15	(61)	133	55	1	—	257
Provision (credit)	(98)	169	138	(127)	(57)	(11)	—	14
Ending balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

The percentage of net non-accrual loans (net of government guarantees) to the total loan portfolio has increased to 0.43% as of December 31, 2020 from 0.31% at December 31, 2019 primarily due to an increase in nonaccrual SBA 504 loans.

The allowance for loan losses compared to net non-accrual loans has decreased to 278% as of December 31, 2020 from 365% as of December 31, 2019. Total past due loans were $1.9 million as of December 31, 2020 and as of December 31, 2019.

Index
Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit clients.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2020	2019	(Decrease)	2019	2018	(Decrease)
	(in thousands)
Other loan fees	$1,546	$1,383	$163	$1,383	$1,208	$35
Gains from loan sales, net	920	765	155	765	—	765
Document processing fees	513	423	90	423	489	(66)
Service charges	354	567	(213)	567	459	108
Other	579	469	110	469	472	137
Total non-interest income	$3,912	$3,607	$305	$3,607	$2,628	$979
Total non-interest income increased $0.3 million for 2020 compared to 2019. The increase was mostly from increased other loan fees and gain from loan sales. The increase was partially offset by a decrease in service charges. Service charges income declined primarily due to the Company’s adherence with the Cares Act initiative to waive certain transaction fees.

Non-Interest Expenses

The following tables present a summary of non-interest expenses for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2020	2019	(Decrease)	2019	2018	(Decrease)
	(in thousands)
Salaries and employee benefits	$17,968	$17,094	$874	$17,094	$16,329	$765
Occupancy expense, net	3,036	3,088	(52)	3,088	3,132	(44)
Professional services	1,801	1,679	122	1,679	1,356	323
Advertising and marketing	673	774	(101)	774	685	89
Data processing	1,055	876	179	876	852	24
Depreciation	821	864	(43)	864	764	100
FDIC assessment	565	427	138	427	770	(343)
Stock based compensation expense	319	382	(63)	382	478	(96)
Other	1,285	1,571	(286)	1,571	1,673	(102)
Total non-interest expenses	$27,523	$26,755	$768	$26,755	$26,039	$716

Total non-interest expenses for the year ended December 31, 2020 compared to 2019 increased by $0.8 million primarily due to additional salaries and employee benefits, professional services, and FDIC assessment as a result of the Company's increased market share in the Northern and Southern regions, and addition of client relationships and support positions. Additionally, commissions expense (included in salaries and employee benefits expense) increased $0.5 million in 2020 compared to 2019 primarily due to increased manufactured housing loan originations and relationship banking deposit originations through the pandemic.

Income Taxes

The income tax provision for 2020 was $3.5 million compared to $3.4 million in 2019 and $2.8 million in 2018.  The effective income tax rate was 30.0%, 30.0%, and 27.5%, respectively, for 2020, 2019 and 2018, reflecting the federal corporate tax rate reduction implemented in 2018.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $4.0 million and $3.2 million at December 31, 2020 and December 31, 2019, respectively, are reported in the consolidated balance sheet as a component of total assets.

Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

Index
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

There was no valuation allowance on deferred tax assets at December 31, 2020 and 2019.

ASC 740 also prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2020 and 2019.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 7 “Income Taxes” to the consolidated financial statements of Form 10-K beginning on page 87.

BALANCE SHEET

Total assets increased $61.6 million to $975.4 million at December 31, 2020 compared to $913.9 million at December 31, 2019. The majority of the increase was $91.4 million in loans held for investment primarily from the SBA PPP loan program. Total SBA loans including SBA PPP increased $66.6 million to $81.3 at December 31, 2020. Total commercial real estate loans increased by 4.3% to $402.1 million at December 31, 2020 compared to 2019, and comprised 46.9% of the total loan portfolio.  Manufactured housing loans increased by 9.0% to $280.3 million at December 31, 2020 compared to 2019, and represented 32.7% of the total loan portfolio.  Total commercial loans including commercial agriculture loans decreased 20.3% to $80.9 million at December 31, 2020 compared to 2019, and represented 9.4% of the total loan portfolio.

Total liabilities increased $54.5 million, or 6.6% to $886.4 million at December 31, 2020 from $831.9 million at December 31, 2019. The majority of this increase was due to deposit growth.  Total deposits increased by $15.3 million, or 2.0% to $766.2 million at December 31, 2020 from $750.9 million at December 31, 2019. Non-interest bearing demand deposits increased by $71.0 million to $181.8 million at December 31, 2020 from $110.8 million at December 31, 2019.  Certificates of deposit decreased by $142.6 million to $167.5 million at December 31, 2020 compared to $310.1 million at December 31, 2019. Interest-bearing demand deposits increased by $83.8 million to $398.1 million at December 31, 2020 compared to $314.3 million at 2019. Savings deposits increased slightly to $18.7 million at December 31, 2020 compared to $15.7 million at December 31, 2019. Other borrowings increased by $40.0 million to $105.0 million at December 31, 2020 compared to $65.0 million at December 31, 2019 due to increased FHLB advances.

Total stockholders’ equity increased to $89.0 million at December 31, 2020 from $82.0 million at December 31, 2019. This increase was primarily from 2020 net income of $8.2 million reduced by common stock dividends of $1.7  million.

Index
The following tables present the Company’s average balances as of the dates indicated:

	December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(dollars in thousands)
Cash and due from banks	$3,286	0.3%	$2,431	0.3%	$3,201	0.4%
Interest-earning deposits in other institutions	80,864	8.3%	33,582	3.8%	36,265	4.3%
Federal funds sold	1	0.0%	5	0.0%	10	0.0%
Investment securities available-for-sale	18,053	1.9%	23,426	2.7%	26,961	3.2%
Investment securities held-to-maturity	5,415	0.6%	6,827	0.5%	7,304	0.9%
FRB and FHLB stock	4,663	0.5%	4,087	0.0%	3,637	0.4%
Loans, net	822,306	84.5%	778,745	89.3%	751,775	89.2%
Servicing assets	1,047	0.1%	92	0.0%	136	0.0%
Other assets acquired through foreclosure, net	2,681	0.3%	378	0.0%	170	0.0%
Premises and equipment, net	7,383	0.8%	7,267	0.8%	6,006	0.7%
Other assets	26,320	2.7%	15,669	1.8%	7,003	0.8%
TOTAL ASSETS	$972,019	100.0%	$872,509	100.0%	$842,468	100.0%

LIABILITIES:
Deposits:
Non-interest bearing demand	$169,696	17.5%	$116,887	13.4%	$111,246	13.2%
Interest-bearing demand	314,659	32.3%	289,798	33.2%	265,974	31.6%
Savings	17,419	1.8%	15,650	1.8%	14,458	1.7%
Time certificates of $100,000 or more	82,583	8.5%	144,711	16.6%	181,472	21.5%
Other time certificates	146,527	15.1%	158,976	18.2%	141,501	16.8%
Total deposits	730,884	75.2%	726,022	83.2%	714,651	84.8%
Other borrowings	139,795	14.4%	51,045	5.9%	46,014	5.5%
Other liabilities	16,313	1.7%	17,005	1.9%	7,898	0.9%
Total liabilities	886,992	91.3%	794,072	91.0%	768,563	91.2%
STOCKHOLDERS' EQUITY
Common stock	42,747	4.4%	42,426	4.9%	42,996	5.1%
Retained earnings	42,340	4.4%	36,113	4.1%	31,013	3.7%
Accumulated other comprehensive income (loss)	(60)	0.0%	(102)	0.0%	(104)	0.0%
Total stockholders' equity	85,027	8.8%	78,437	9.0%	73,905	8.8%
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$972,019	100.0%	$872,509	100.0%	$842,468	100.0%

Loan Portfolio

Market Summary

Total loans increased by $82.0 million during 2020 to $857.6 million. The majority of this increase was driven by $66.6 million of growth in the SBA loan portfolio mostly due to SBA PPP loans. Total manufactured housing loans increased by $23.0 million and total commercial loans including commercial agriculture loans decreased by $20.6 million. Commercial real estate loans increased by $16.5 million in 2020. Single family real estate loans decreased by $1.4 million. With the recent decrease in interest rates the competition for quality loans has increased in our markets.

Index
The table below summarizes the distribution of the Company’s loans (including loans held for sale) at the year-end:

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Manufactured housing	$280,284	$257,247	$247,114	$223,115	$194,222
Commercial real estate	402,148	385,642	365,809	354,617	272,142
Commercial	80,851	101,485	118,517	111,459	105,290
SBA	81,442	14,833	19,148	26,341	36,659
HELOC	3,861	4,531	6,756	9,422	10,292
Single family real estate	10,490	11,845	11,261	10,346	12,750
Consumer	133	94	46	83	87
Total loans	859,209	775,677	768,651	735,383	631,442
Less:
Allowance for loan losses	10,194	8,717	8,691	8,420	7,464
Deferred fees (costs), net	1,583	58	337	652	453
Discount on SBA loans	49	56	71	122	170
Total loans, net	$847,383	$766,846	$759,552	$726,189	$623,355
Percentage to Total Loans:
Manufactured housing	32.6%	33.2%	32.1%	30.3%	30.8%
Commercial real estate	46.8%	49.7%	47.6%	48.2%	43.1%
Commercial	9.4%	13.1%	15.4%	15.2%	16.7%
SBA	9.5%	1.9%	2.5%	3.6%	5.8%
HELOC	0.4%	0.6%	0.9%	1.3%	1.6%
Single family real estate	1.2%	1.5%	1.5%	1.4%	2.0%
Consumer	0.0%	0.0%	0.0%	0.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial Loans

Commercial loans consist of term loans and revolving business lines of credit.  Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term.  The collateral for these loans typically are by Uniform Commercial Code (“UCC-1”) lien filings, real estate, and personal guarantees.  The Company does not extend material loans of this type in excess of five years.

Commercial Real Estate

Commercial real estate and construction loans are primarily made for the purpose of purchasing, improving, or constructing, commercial and industrial properties.  This loan category also includes SBA 504 loans and land loans.

Commercial and industrial real estate loans are primarily secured by nonresidential property. Office buildings or other commercial property primarily secure these types of loans.  Loan to appraised value ratios on nonresidential real estate loans are generally restricted to a maximum of 75% of appraised value of the underlying real property if occupied by the owner or owner’s business; otherwise, these loans are generally restricted to 70% of appraised value of the underlying real property.

The Company makes real estate construction loans on commercial properties and single-family dwellings for speculative purposes. These loans are collateralized by first and second trust deeds on real property.  Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 75%.

SBA 504 loans are made in conjunction with Certified Development Companies.  These loans are granted to purchase or construct real estate or acquire machinery and equipment.  The loan is structured with a conventional first trust deed provided by the Bank and a second trust deed which is funded through the sale of debentures.  The predominant structure is terms of 10% down payment, 50% conventional first loan and 40% debenture.  Construction loans of this type must provide additional collateral to reduce the loan-to-value to approximately 75%.  Conventional and investor loans are sometimes funded by our secondary-market partners and CWB receives a premium for these transactions.

SBA Loans

SBA loans consist of SBA 7(a), Business and Industry loans (“B&I”), and SBA Paycheck Protection Program (PPP) loans. The SBA 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements, and debt refinancing.  At present, the SBA guarantees as much as 85% on loans up to $150,000 and 75% on loans more than $150,000.  The SBA’s maximum exposure amount is $3,750,000. The Company may sell a portion of the loans, however, under the SBA 7(a) loan program; the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

Index
Under the CARES Act, CWB offered SBA Paycheck Protection Program (PPP) loans.  The loans are forgivable in whole or in part and carry a fixed rate of 1% for a term of two years (loans made before June 5, 2020) or five years (loans made after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of the forgiveness proceeds to the lender or the date that is 10 months after the day of the covered period if the borrower does not apply for forgiveness within the 10 month period

B&I loans are guaranteed by the U.S. Department of Agriculture.  The maximum guaranteed amount is 60% to 80% depending on the size of the loan. B&I loans are similar to the SBA 7(a) loans but are made to businesses in designated rural areas. These loans can also be sold into the secondary market.

In April of 2020, under the CARES Act, CWB began offering SBA Paycheck Protection Program (PPP) loans.  The loans are forgivable in whole or in part and carry a fixed rate of 1% for a term of two years (loans made before June 5, 2020) or five years (loans made after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of the forgiveness proceeds to the lender or the date that is 10 months after the day of the covered period if the borrower does not apply for forgiveness within the 10-month period.

Agricultural Loans for real estate and operating lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock. The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA B&I loan program.  The FSA loans typically have a 90% guarantee up to $1,776,000 (amount adjusted annually based on inflation) for up to 40 years, but not always.  The Company had $69.8 million of commercial agriculture loans at December 31, 2020, of which $31.6 million had FSA guarantees.

CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) lender under the Farmer Mac I and Farmer Mac II Programs. Under the Farmer Mac I program, loans are sourced by CWB, underwritten, funded, and serviced by Farmer Mac. CWB receives an origination fee and an ongoing field servicing fee of 25 basis points to 115 basis points for maintaining the relationship with the borrower and performing certain loan compliance monitoring, and other duties as directed by the Central Servicer. As of December 31, 2020, CWB was servicing $110.7 million of Famer Mac loans.

Manufactured Housing Loans

CWB originates loans secured by manufactured homes located in approved rental, co-operative ownership, condominium and planned unit development mobile home parks in Santa Barbara, Ventura and San Luis Obispo Counties as well as along the California coast from San Diego to San Francisco. The loans are made to borrowers for purchasing or refinancing new or existing manufactured homes. The loans are made under either fixed rate programs for terms of 10 to 20 years or adjustable-rate programs with terms of 25 to 30 years. The adjustable-rate loans generally have an initial fixed rate period of five years and then adjust annually subject to interest rate caps.

HELOC

Home equity lines of credit (“HELOC”) held at the Bank are lines of credit collateralized by residential real estate. Typically, HELOCs are collateralized by a second deed of trust. The combined loan-to-value, first trust deed and second trust deed, are not to exceed 75% on all HELOCs. The Bank is not actively originating new HELOCs.

Other Installment Loans

Installment loans consist of automobile and general-purpose loans made to individuals. The Bank is not actively originating installment loans.

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

Index
Loan Maturities and Sensitivity to Interest Rates

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2020 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years	Total
	(in thousands)
Manufactured housing
Floating rate	$6,508	$31,782	$174,372	$212,662
Fixed rate	5,137	20,577	41,907	67,621
Commercial real estate
Floating rate	34,139	56,009	191,566	281,714
Fixed rate	10,572	41,964	67,898	120,434
Commercial
Floating rate	7,516	15,905	42,041	65,462
Fixed rate	3,636	11,444	309	15,389
SBA
Floating rate	1,052	74,168	6,223	81,443
Fixed rate	—	—	—	—
HELOC
Floating rate	(8)	3,752	117	3,861
Fixed rate	—	—	—	—
Single family real estate
Floating rate	352	1,716	6,818	8,886
Fixed rate	100	479	1,025	1,604
Consumer
Floating rate	—	—	—	—
Fixed rate	24	3	106	133
Total	$69,028	$257,799	$532,382	$859,209

At December 31, 2020, total loans consisted of 76.1% with floating rates and 23.9% with fixed rates. Manufactured housing loans, which are generally fixed rate for the first five years are included in floating rate loans during the fixed period.

The following table presents total gross loans based on remaining scheduled contractual repayments of principal as of the periods indicated:

	December 31,
	2020		2019		2018		2017		2016
	(in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Less than one year	$19,469	$49,559	$22,295	$86,413	$48,650	$83,438	$33,708	$72,764	$15,861	$58,441
One to five years	74,467	183,332	82,433	106,768	62,628	109,520	81,758	102,945	48,029	95,187
Over five years	111,245	421,137	59,767	418,001	56,598	407,817	54,233	389,975	44,041	369,883
Total	$205,181	$654,028	$164,495	$611,182	$167,876	$600,775	$169,699	$565,684	$107,931	$523,511
Percentage of total	23.9%	76.1%	21.2%	78.8%	21.8%	78.2%	23.1%	76.9%	17.1%	82.9%

Index
COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting our clients by modifying terms of existing loans and originating loans under the PPP.  The Company has taken a proactive approach to assist its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers have been payment deferrals taking the form of full payment deferrals.  Based on the circumstances of the borrower, payments have been deferred either 90 days, with the option to extend, or 180 days.  Consistent with the CARES Act provisions and Interagency Statement on "Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus," modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40. These modified loans are classified as performing and are not considered past due.  Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  The Company anticipates additional loans to be modified due to the effects of COVID-19 in the coming periods.  At December 31, 2020, the Company had 13 COVID-19 related modified loans with a total balance of $5.1 million.  Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19. Management has evaluated events related to COVID-19 that have occurred subsequent to December 31, 2020 and has concluded there are no matters that would require recognition in the accompanying consolidated financial statements.

The table below shows the breakdown of pandemic deferrals by loan segment:

	December 31, 2020		September 30, 2020		June 30, 2020
Loan segment	Count	Balance	Count	Balance	Count	Balance
		(in thousands)		(in thousands)		(in thousands)
Manufactured housing	8	$1,261	116	$15,984	142	$19,903
Commercial real estate	2	2,083	60	104,492	78	124,629
Commercial	3	1,767	24	8,520	36	10,825
SBA	—	—	—	—	1	17
HELOC	—	—	—	—	—	—
Single family real estate	—	—	3	717	5	1,027
Consumer	—	—	—	—	—	—
Total pandemic deferments	13	$5,111	203	$129,713	262	$156,401

High Risk Industries Impacted By COVID-19

The industries most heavily impacted include retail, healthcare, hospitality, schools, and energy.  The Company’s management team has evaluated the loans related to the affected industries and at December 31, 2020, the Bank’s loans to these industries were $179.2 million, which is 21.0% of our $857.6 million loan portfolio.

Importantly, of the selected industry loans, $3.0 million, or 1.66%, are on non-accrual.  Also, for the impacted industries loans the classified loans are $16.9 million, or 9.43%.  Lastly, the Bank has accommodated $2.1 million of these loans with payment deferrals, or 1.16% of the selected industries.  Additional detail by industry is included in the table below.

As of 12/31/2020
(in thousands)
	Loans Outstanding (includes $11 million of guarantees)	$ Non- accrual	% Non- accrual	$ Classified	% Classified	$ Deferrals	% Deferral
Healthcare	$51,532	$1,482	2.88%	$1,827	3.55%	$0	0.00%
Senior/Assisted Living Facilities	$23,306	$0	0.00%	$0	0.00%	$0	0.00%
Medical Offices	$19,306	$0	0.00%	$277	1.43%	$0	0.00%
General Healthcare	$8,920	$1,482	16.63%	$1,550	17.38%	$0	0.00%
Hospitality	$51,458	$1,471	2.86%	$5,321	10.34%	$1,468	2.85%
Lodging	$40,546	$1,469	3.62%	$2,593	6.39%	$1,468	3.62%
Restaurants	$10,912	$2	0.02%	$2,728	25.00%	$0	0.00%
Retail Commercial Real Estate	$56,692	$16	0.03%	$9,610	16.95%	$614	1.08%
Retail Services	$17,628	$0	0.00%	$18	0.10%	$0	0.00%
Schools	$1,182	$0	0.00%	$0	0.00%	$0	0.00%
Energy	$680	$0	0.00%	$114	16.74%	$0	0.00%
Total	$179,172	$2,969	1.66%	$16,890	9.43%	$2,082	1.16%

Index
Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the clients served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate, and consumer loans to clients through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2020 and 2019, manufactured housing loans comprised 32.6% and 33.2%, of total loans, respectively. As of December 31, 2020 and 2019, commercial real estate loans accounted for approximately 46.8% and 49.7% of total loans, respectively. Approximately 28.9% and 31.9% of these commercial real estate loans were owner occupied at December 31, 2020 and 2019, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 53.8% and 54.8% at December 31, 2020 and 2019, respectively. The Company was within established policy limits at December 31, 2020 and 2019.

Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2020, the Company had 5 loans with an outstanding balance of $13.0 million with available interest reserves of $1.1 million. Total construction and land loans are approximately 3% and 5% of the Company’s loan portfolio at December 31, 2020 and 2019, respectively.

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

The recorded investment in loans that are considered impaired is as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Impaired loans with specific valuation allowances	$5,081	$6,172	$9,744	$12,352	$4,463
Impaired loans without specific valuation allowances	7,418	6,656	14,159	8,275	13,080
Specific valuation allowance related to impaired loans	(311)	(352)	(465)	(524)	(759)
Impaired loans, net	$12,188	$12,476	$23,438	$20,103	$16,784

Average investment in impaired loans	$12,351	$18,504	$20,731	$16,484	$17,285

Index
The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	2,294	1,468	1,504	292	—	1,860	—	7,418
Total loans individually evaluated for impairment	6,696	1,698	1,504	292	—	2,309	—	12,499
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	279	16	—	—	—	16	—	311
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	279	16	—	—	—	16	—	311
Total impaired loans, net	$6,417	$1,682	$1,504	$292	$—	$2,293	$—	$12,188

$0.7 million of the above impaired loans are government guaranteed.

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	2,296	318	1,802	382	—	1,858	—	6,656
Total loans individually evaluated for impairment	7,998	318	1,802	382	—	2,328	—	12,828
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	334	—	—	—	—	18	—	352
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	334	—	—	—	—	18	—	352
Total impaired loans, net	$7,664	$318	$1,802	$382	$—	$2,310	$—	$12,476

$0.6 million of the above impaired loans are government guaranteed.

Total impaired loans decreased by $0.3 million at December 31, 2020 compared to December 31, 2019. The manufactured housing impaired loans decreased by $1.3 million and commercial impaired loans decreased by $0.3 million in 2020 compared to 2019. SBA impaired loans decreased by $0.1 million in 2020 compared to 2019. These decreases were partially offset by one new SBA 504 impaired loan of $1.5 million.  Impaired manufactured housing loans decreased mainly due to upgrades and payoffs of existing loans.

Index
The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Total nonaccrual loans	$3,872	$2,679	$6,226	$6,844	$3,117
Government guaranteed portion of loans included above	(207)	(290)	(2,848)	(2,372)	(742)
Total nonaccrual loans without government guarantees	$3,665	$2,389	$3,378	$4,472	$2,375

TDR loans, gross	$11,141	$10,774	$16,749	$16,603	$14,437
Loans 30 through 89 days past due with interest accruing	$1,889	$1,947	$—	$—	$—
Allowance for loan losses to gross loans held for investment	1.23%	1.19%	1.21%	1.24%	1.31%
Interest income recognized on impaired loans	$758	$1,001	$1,324	$1,142	$1,148
Interest income that would have been recorded under the original terms of nonaccrual loans	$254	$512	$454	$379	$412

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

The following table summarizes the composition of nonaccrual loans:

	At December 31, 2020			At December 31, 2019
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$614	15.86%	0.07%	$594	22.17%	0.08%
Commercial real estate	1,469	37.94%	0.17%	84	3.14%	0.01%
Commercial	1,390	35.90%	0.16%	1,619	60.43%	0.21%
SBA	275	7.10%	0.03%	382	14.26%	0.05%
HELOC	—	0.00%	0.00%	—	0.00%	0.00%
Single family real estate	124	3.20%	0.01%	—	0.00%	0.00%
Consumer	—	0.00%	0.00%	—	0.00%	0.00%
Total nonaccrual loans	$3,872	100.00%	0.44%	$2,679	100.00%	0.35%

Total nonaccrual balances increased $1.2 million to $3.9 million at December 31, 2020, from $2.7 million at December 31, 2019. Nonaccrual balances include $0.2 million and $0.3 million of loans that are government guaranteed at December 31, 2020 and 2019, respectively. Nonaccrual loans net of government guarantees increased $1.3 million or 54%, from $2.4 million at December 31, 2019 to $3.7 million at December 31, 2020. The percentage of nonaccrual loans to the total loan portfolio has increased to 0.43% as of December 31, 2020 from 0.31% at December 31, 2019.

CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Index
Allowance for Loan Losses

The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Allowance for loan losses:	(dollars in thousands)
Balance at beginning of period	$8,717	$8,691	$8,420	$7,464	$6,916
Provision (credit) charged to operating expenses:
Manufactured housing	401	(66)	(98)	(44)	(1,329)
Commercial real estate	653	137	169	888	1,722
Commercial	84	(77)	138	(269)	166
SBA	79	(97)	(127)	(180)	(490)
HELOC	(8)	(68)	(57)	(26)	(29)
Single family real estate	15	3	(11)	42	(87)
Consumer	(1)	3	—	—	(1)
Total provision (credit)	1,223	(165)	14	411	(48)
Recoveries of loans previously charged-off:
Manufactured housing	27	54	120	142	128
Commercial real estate	80	52	15	249	132
Commercial	133	60	66	161	136
SBA	7	50	133	177	266
HELOC	6	5	55	18	86
Single family real estate	1	1	1	1	93
Consumer	—	—	—	—	—
Total recoveries	254	222	390	748	841
Loans charged-off:
Manufactured housing	—	—	6	119	123
Commercial real estate	—	—	—	—	—
Commercial	—	31	127	—	—
SBA	—	—	—	30	121
HELOC	—	—	—	—	—
Single family real estate	—	—	—	54	—
Consumer	—	—	—	—	1
Total charged-off	—	31	133	203	245
Net charge-offs (recoveries)	(254)	(191)	(257)	(545)	(596)
Balance at end of period	$10,194	$8,717	$8,691	$8,420	$7,464

Net charge-offs (recoveries) to average loans outstanding	(0.03)%	(0.02)%	(0.03)%	(0.08)%	(0.10)%
Allowance for loan losses to gross loans including held for sale loans	1.19%	1.12%	1.13%	1.15%	1.18%

The following table summarizes the allocation of allowance for loan losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2020		2019		2018		2017		2016
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans

Manufactured housing	$2,612	32.6%	$2,184	33.2%	$2,196	32.1%	$2,180	30.3%	$2,201	30.8%
Commercial real estate	5,950	46.9%	5,217	49.7%	5,028	47.6%	4,844	48.2%	3,707	43.1%
Commercial	1,379	9.4%	1,162	13.1%	1,210	15.4%	1,133	15.2%	1,241	16.7%
SBA	118	9.5%	32	1.9%	79	2.5%	73	3.6%	106	5.8%
HELOC	25	0.4%	27	0.6%	90	0.9%	92	1.3%	100	1.6%
Single family real estate	108	1.2%	92	1.5%	88	1.5%	98	1.4%	109	2.0%
Consumer	2	0.0%	3	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$10,194	100.0%	$8,717	100.0%	$8,691	100.0%	$8,420	100.0%	$7,464	100.0%

Index
Total allowance for loan losses increased by $1.5 million to $10.2 million at December 31, 2020 compared to the prior year. In addition, the Company had net recoveries of $0.3 million in 2020 compared to net recoveries of $0.2 million in 2019.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations. These loan grades are described in further detail in “Item 8. Note 1, Summary of Significant Accounting Policies” of this Form 10-K. The following table presents information regarding potential problem loans consisting of loans graded Special Mention or worse, but still performing:

	December 31, 2020
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	6	$370	1.28%	0.04%
Commercial real estate	25	21,984	76.20%	2.56%
Commercial	13	5,645	19.57%	0.66%
SBA	4	845	2.93%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.02%	0.00%
Consumer	—	—	0.00%	0.00%
Total	49	$28,849	100.00%	3.36%

(1)	Loan balance includes $2.1 million guaranteed by government agencies.

	December 31, 2019
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)

Manufactured housing	2	$163	1.92%	0.02%
Commercial real estate	5	5,824	68.60%	0.75%
Commercial	2	1,699	20.01%	0.22%
SBA	5	799	9.41%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.06%	0.00%
Consumer	—	—	0.00%	0.00%
Total	15	$8,490	100.00%	1.09%

(1)	Loan balance includes $1.5 million guaranteed by government agencies.

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

Index
The carrying value of investment securities for the years indicated was as follows:

	December 31,
	2020	2019	2018
	(in thousands)
U.S. government agency notes	$6,472	$8,048	$12,070
U.S. government agency mortgage-backed securities ("MBS")	4,586	6,132	7,301
U.S. government agency collateralized mortgage obligations ("CMO")	7,785	11,216	12,861
Other securities	3,051	—	—
Equity securities: Farmer Mac class A stock	149	167	121
Total	$22,043	$25,563	$32,353

The weighted average yields of investment securities by maturity period were as follows at December 31, 2020:

	December 31, 2020
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$784	0.6%	$5,688	1.7%	$—	—	$6,472	1.2%
U.S. government agency CMO	820	1.7%	5,832	0.6%	1,133	0.8%	—	—	7,785	2.3%
Other securities	—	—	3,051	4.8%	—	—	—	—	3,051	4.8%
Total	$820	—	$9,667	1.9%	$6,821	1.5%	$—	—	$17,308	1.6%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$3,821	2.8%	$765	3.6%	$—	—	$4,586	2.9%
Total	$—	—	$3,821	2.8%	$765	3.6%	$—	—	$4,586	2.9%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$149	—
Total	$—	—	$—	—	$—	—	$—	—	$149	—

Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The Company does not own any subprime mortgage-backed securities (“MBS”) in its investment portfolio. Gross unrealized losses at December 31, 2020 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed all securities on which there was an unrealized loss in accordance with its accounting policy for other than temporary impaired (“OTTI”) described in “Item 8. Note 2 in this Form 10-K, “Investment Securities” and determined no impairment was required. At December 31, 2020, the Company had the intent and the ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2020	2019	2018
	(in thousands)
Balance, beginning of period	$2,524	$—	$372
Additions	106	3,401	174
Proceeds from dispositions	—	(844)	(484)
Gains (losses) on sales, net	(16)	(33)	(62)
Balance, end of period	$2,614	$2,524	$—

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell. Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At December 31, 2020 and 2019, the Company had $0.1 million and $0.2 million valuation allowance on foreclosed assets, respectively. At December 31, 2018, the Company had no valuation allowance on foreclosed assets.

Index
Deposits

The average balances by deposit type as of the dates presented below:

	Year Ended December 31,
	2020		2019		2018
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Non-interest-bearing demand deposits	$169,696	23.2%	$116,887	16.1%	$111,246	15.6%
Interest-bearing demand deposits	314,659	43.1%	289,798	39.9%	265,974	37.2%
Savings	17,419	2.4%	15,650	2.2%	14,458	2.0%
Time deposits of $100,000 or more	82,583	11.3%	144,711	19.9%	181,472	25.4%
Other time deposits	146,527	20.0%	158,976	21.9%	141,501	19.8%
Total deposits	$730,884	100.0%	$726,022	100.0%	$714,651	100.0%

Total deposits increased to $766.2 million at December 31, 2020 from $750.9 million at December 31, 2019, an increase of $15.3 million. Non-interest-bearing demand deposits increased by $71 million to $181.8 million at December 31, 2020 compared to December 31, 2019. Interest-bearing demand deposits increased by $83.8 million to $398.1 million at December 31, 2020 compared to $314.3 million at December 31, 2019. Certificates of deposits decreased by $142.6 million to $167.5 million at December 31, 2020 compared to $310.1 million at December 31, 2019. In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep ("ICS") services. Both CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits. At December 31, 2020 and 2019, the Company had $24.7 million and $28.7 million, respectively of CDARS deposits. At December 31, 2020 and 2019, the Company had $77.2 million and $54.5 million, respectively of ICS deposits.

Time Certificates of Deposits

The following table presents TCD maturities:

	December 31,
	2020		2019
	TCDs Over $ 100,000	Other TCDs	TCDs Over $ 100,000	Other TCDs

Less than three months	$38,332	$66,504	$62,802	$12,623
Three to six months	17,404	1,896	70,761	46,010
Six to twelve months	16,839	1,938	33,630	46,698
Over twelve months	22,798	1,800	21,831	15,769
Total TCDs	$95,373	$72,138	$189,024	$121,100

The Company’s deposits may fluctuate as a result of local and national economic conditions. Management does not believe that deposit levels are influenced by seasonal factors.

The Company utilizes money desk and brokered deposits in accordance with strategic and liquidity planning.

Index
Other Borrowings

The following table sets forth certain information regarding FHLB advances and other borrowings.

	December 31,
	2020	2019	2018
FHLB and FRB PPPLF Advances	(in thousands)
Maximum month-end balance	$200,103	$65,000	$75,000
Balance at year end	105,000	65,000	70,000
Average balance	132,855	49,414	40,551
Other Borrowings
Maximum month-end balance	10,000	5,750	6,843
Balance at year end	—	—	5,000
Average balance	6,940	1,631	5,463
Total borrowed funds	$105,000	$65,000	$75,000
Weighted average interest rate at end of year	1.03%	2.29%	2.77%
Weighted average interest rate during the year	1.27%	2.48%	2.41%

FHLB and FRB Advances

The Company utilizes borrowed funds to support liquidity needs. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. At December 31, 2020, no advances were outstanding from the FRB.

Other Borrowing

The Company has a revolving line of credit agreement for up to $10.0 million. The line of credit matures July 30, 2022. The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%. At December 31, 2020, the line of credit balance was zero.

Preferred Stock

There are no shares of the Company's preferred stock outstanding as of December 31, 2020 and 2019.

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

Index
The following table illustrates the Bank’s regulatory ratios and the current adequacy guidelines as of December 31, 2020 and 2019. The fully-phased in guidelines applicable on January 1, 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
December 31, 2020
CWB's actual regulatory ratios	12.27%	11.02%	11.02%	9.29%	9.29%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	8.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

December 31, 2019
CWB's actual regulatory ratios	11.41%	10.28%	10.28%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

Contractual Obligations and Off-Balance Sheet Arrangements

The Company enters into contracts for services in the ordinary course of business that may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of clients, the Company has financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit. The Company does not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.

The following table sets forth our significant contractual obligations as of December 31, 2020.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Time deposit maturities	$167,511	$142,914	$21,677	$2,920	$—
FHLB advances	105,000	15,000	45,000	45,000	—
Other borrowings	—	—	—	—	—
Purchase obligations	6,017	2,925	2,600	492	—
Operating lease obligations	6,867	992	1,700	1,589	2,586
Total	$287,873	$162,477	$71,284	$51,526	$2,586

Purchase obligations primarily related to contracts for software licensing and maintenance and outsourced service providers. Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and overdraft lines as of December 31, 2020 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment by Period of Expiration
	Total Commitments	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Commitments to extend credit	$61,022	$35,954	$16,681	$4,802	$3,585
Standby letters of credit	51	51	—	—	—
Total	$61,073	$36,005	$16,681	$4,802	$3,585

Index
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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. CWB's available liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities. CWB manages its liquidity risk through operating, investing, and financing activities. In order to ensure funds are available when necessary, on at least a quarterly basis, CWB projects the amount of funds that will be required and strive to maintain relationships with a diversified client base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. In addition, loans and securities are pledged to the FHLB providing $81.4 million in available borrowing capacity as of December 31, 2020. Loans pledged to the FRB discount window provided $102.7 million in borrowing capacity. As of December 31, 2020, there were no outstanding borrowings from the FRB.

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

The Company through CWB has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total FHLB advances were $105.0 million and $65.0 million at December 31, 2020 and 2019, respectively, borrowed at fixed rates. At December 31, 2020, CWB had pledged to FHLB, securities of $18.9 million at carrying value and loans of $304.7 million. At December 31, 2019, the Company had pledged to FHLB, securities of $25.6 million at carrying value and loans of $324.2 million, and had $60.5 million available for additional borrowing.

The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans. There were no advances outstanding as of December 31, 2020 and unused borrowing capacity was $102.7 million.

The Company also maintains federal funds purchased lines with a total borrowing capacity of $20.0 million. There was no amount outstanding as of December 31, 2020 and 2019.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits. The liquidity ratio of the Bank was 14% and 15%, at December 31, 2020 and December 31, 2019, respectively. The Bank’s liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources for its liquidity. CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends and interest payments on the other borrowings. CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB and has the capability to issue equity and debt securities. Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior approval.

Interest Rate Risk

The Company is exposed to different types of interest rate risks. These risks include lag, repricing, basis, and prepayment risk.

Index
Lag risk results from the inherent timing difference between the repricing of the Company’s adjustable-rate assets and liabilities. For instance, certain loans tied to the prime rate index may only reprice on a quarterly basis. This lag can produce some short-term volatility, particularly in times of numerous prime rate changes.

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

Litigation

See “Part 1. Item 3: Legal Proceedings” of this Form 10-K.

Index
SUPERVISION AND REGULATION

Introduction

CWBC is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the “FRB”). In addition to the regulation of the Company by the FRB, CWB is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency (“OCC”). The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain prescribed limits. The Company is also subject to jurisdiction of the Securities and Exchange Commission ("SEC") and to the disclosure and regulatory requirements of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"), and through the listing of the common stock on the NASDAQ Capital Select Market, the Company is subject to the rules of NASDAQ.

Banking is a complex, highly regulated industry. The primary goals of the rules and regulations are to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by Management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations, and the policies of various governmental regulatory authorities.

From time-to-time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting, or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact CWBC and CWB cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

Securities Registration and Listing

CWBC’s common stock is registered with the SEC under the Exchange Act and, therefore, is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act both administered by the SEC. CWBC is required to file annual, quarterly, and other current reports with the SEC. The SEC maintains an Internet site, http://www.sec.gov, at which CWBC’s filings with the SEC may be accessed. CWBC’s SEC filings are also available on its website at www.communitywest.com.

CWBC’s common stock is listed on the NASDAQ Capital Market and trade under the symbol “CWBC.” As a company listed on the NASDAQ Capital Market, CWBC is subject to NASDAQ standards for listed companies. CWBC is also subject to certain provisions of the Sarbanes-Oxley Act of 2002 (“SOX”), the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), and other federal and state laws and regulations that govern financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to monitor the performance of companies and their directors more easily and efficiently.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in 2010 to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council to identify systemic risks in the financial system and oversee and coordinate the actions of the U.S. financial regulatory agencies.

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

Financial Institutions Capital Rules

In addition to the Dodd-Frank Act, the international oversight body of the Basel Committee on Banking Supervision, or Basel III, reached agreements that introduced a minimum common equity tier 1 capital requirement of 4.50 percent, along with a capital conservation buffer of 2.50 percent to bring total common equity capital requirements to 7.00 percent. The federal banking agencies issued final rules that implemented Basel III and certain other revisions to the Basel capital framework, as well as the minimum leverage and risk-based capital requirements of Dodd Frank Act. Federal regulators periodically propose amendments to the risk-based capital guidelines and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form, and effect of any such proposed amendments cannot be determined at this time.

Basel III, among other things: (i) implemented increased capital levels for CWBC  and CWB; (ii) introduced a new capital measure of common equity Tier 1 capital known as “ CET1” and related regulatory capital ratio of CET1 to risk-weighted assets; (iii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iv) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (v) expanded the scope of the deductions from and adjustments to capital. Under Basel III, for most banking organizations the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to Basel III specific requirements.

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

Transactions with Affiliates and Insiders. CWBC and any subsidiaries it may purchase or organize are deemed to be affiliates of CWB within the meaning of Sections 23A and 23B of the Federal Reserve Act, and the FRB’s Regulation W. Under Sections 23A and 23B and Regulation W, loans by CWB to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of CWB’s capital, in the case of any one affiliate, and is limited to 20% of CWB’s capital, in the case of all affiliates. In addition, transactions between CWB and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. CWBC and CWB are also subject to certain restrictions with respect to engaging in the underwriting, public sale, and distribution of securities.

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to a bank or bank holding company’s executive officers, directors, and principal shareholders; any company controlled by any such executive officer, director, or shareholder; or any political or campaign committee controlled by such executive officer, director, or principal shareholder. Additionally, such loans or extensions of credit must comply with loan-to-one-borrower limits; require prior full board approval when aggregate extensions of credit to the person exceed specified amounts; must be made on substantially the same and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders; must not involve more than the normal risk of repayment or present other unfavorable features; and must not exceed the bank’s unimpaired capital and unimpaired surplus in the aggregate.

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

Additionally, qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities, and merchant banking. CWBC has not elected to qualify for these financial services.

Index
Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, CWB may not extend credit, lease, or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•	the client must obtain or provide some additional credit, property, or services from or to CWB other than a loan, discount, deposit, or trust services;
•	the client must obtain or provide some additional credit, property, or service from or to CWBC or any subsidiaries; or
•	the client must not obtain some other credit, property, or services from competitors, except reasonable requirements to assure soundness of credit extended.

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

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividend Payments. California Corporations Code Section 500 allows CWBC to pay a dividend to its shareholders only to the extent that CWBC has retained earnings and, after the dividend, CWBC’s:

•	assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income, and other deferred credits); and
•	current assets would be at least equal to current liabilities.

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

The Sarbanes-Oxley Act of 2002 (“SOX”). SOX provides a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms, and increases the responsibility of management for corporate disclosures and financial statements.

SOX provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including CWBC. In addition to SEC rulemaking to implement SOX, NASDAQ has adopted corporate governance rules intended to allow shareholders to monitor the performance of companies and directors more easily and effectively.

As a result of SOX and its regulations, CWBC has incurred substantial cost to interpret and ensure compliance with the law and its regulations including, without limitation, increased expenditures by CWBC in auditors’ fees, attorneys’ fees, outside advisors’ fees, and increased errors and omissions insurance premium costs. Future changes in the laws, regulation, or policies that impact CWBC cannot necessarily be predicted and may have a material effect on the business and earnings of CWBC.

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

Index
The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2020.

	Adequately Capitalized	Well Capitalized	Capital Conservation Buffer Fully Phased-In	CWB	CWBC (consolidated)

Total risk-based capital	8.00%	10.00%	10.50%	12.27%	11.73%
Tier 1 risk-based capital ratio	6.00%	8.00%	8.50%	11.02%	10.60%
Common Equity Tier 1	4.50%	6.50%	7.00%	11.02%	10.60%
Tier 1 leverage capital ratio	4.00%	N/A	N/A	9.29%	9.33%
Community Banking Leverage Ratio		8.00%	N/A	9.29%	N/A

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

Based upon its capital levels, a bank that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Further, a bank that otherwise meets the capital levels to be categorized as “well capitalized,” will be deemed to be “adequately capitalized,” if the bank is subject to a written agreement requiring that the bank maintain specific capital levels. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Index
The OCC, as the primary regulator for national banks, also has a broad range of enforcement measures, from cease-and-desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

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

Brokered Deposit Restrictions. Well-capitalized banks are not subject to limitations on brokered deposits, while an adequately capitalized bank is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized banks are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2020, CWB is deemed to be “well capitalized” and, therefore, is eligible to accept brokered deposits.

FDIC Insurance and Insurance Assessments. The FDIC utilizes a risk-based assessment system to set quarterly insurance premium assessments which categorizes banks into four risk categories based on capital levels and supervisory “CAMELS” ratings and names them Risk Categories I, II, III and IV. The CAMELS rating system is based upon an evaluation of the six critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk. This rating system is designed to consider and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance.

As previously noted, the Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by September 30, 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.  The Dodd-Frank Act also broadened the base for FDIC insurance assessments so that assessments are based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The Deposit Insurance Fund reserve ratio actually reached 1.36% on September 30, 2018, ahead of the September 30, 2020 deadline. As a result, small banks received assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio between 1.15% and 1.35%.

The FDIC may terminate its insurance of deposits if it finds that a bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

The Coronavirus Aid, Relief, and Economic Security Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the Economic Aid Act) passed on December 27, 2020, allocated additional funding to the PPP, which funds can be used not only by small businesses who have yet to receive a PPP loan but also by some small businesses who may be eligible to receive a second PPP loan.  The Economic Aid Act also significantly revised various aspects of the PPP terms and conditions, including certain aspects of the forgiveness process.  The Company continues to assess the impact of the CARES Act, the Economic Aid Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Index
Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under U.S. generally accepted accounting principles, or GAAP, for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so.

Temporary Community Bank Leverage Ratio Relief. Pursuant to the CARES Act, the federal banking agencies adopted an interim rule, effective until December 31, 2020, to (i) reduce the minimum Community Bank Leverage Ratio from 9% to 8% percent for 2020, increasing to 8.5% for 2021 and returning to 9% thereafter; and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of the current expected credit loss model, or CECL, for determining credit loss estimates. The interim final rule provides banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies have since issued a final rule that makes certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company did not elect this option.

For more information regarding the CARES Act and related COVID-19 relief programs, see Item 1 - Business - General for more information.

Anti-Money Laundering and OFAC Regulation.

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Currency and Foreign Transactions Reporting Act of 1970 (“BSA”) and subsequent laws and regulations requires CWB to take steps to prevent the use of it or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring, and reporting capabilities, ensuring adequate training, and establishing a comprehensive internal audit of BSA compliance activities. The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded the anti-money laundering (“AML”) and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures, and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing.

CWB must provide BSA/AML training to employees, designate a BSA compliance officer and annually audit the BSA/AML program to assess its effectiveness. The federal regulatory agencies continue to issue regulations and new guidance with respect to the application and requirements of BSA and AML. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. Based on their administration by Treasury’s Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e. g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Failure of CWB to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. CWB has augmented its systems and procedures to accomplish this. CWB believes that the ongoing cost of compliance with the BSA, AML and OFAC programs is not likely to be material to CWB.

Index
Anti-Money Laundering Act of 2020

The Anti-Money Laundering Act of 2020 (the “AML Act”) was enacted effective January 1, 2021 and presents the most comprehensive revisions and enhancements to anti-money laundering and counter terrorism laws since the BSA and the Patriot  Act. The impact of the new legislation will not be fully known until required regulations are adopted and implemented, but the AML Act represents significant changes and reaffirms and broadens the government’s oversight and commitment to addressing the illicit activities and financing of terrorism.

Many of the provisions of the AML Act deal with the operations of the federal agencies primarily responsible for addressing terrorism financing and the safeguarding of the national security of the United States, such as the U.S. Treasury and its Financial Crimes Enforcement Network (“FinCEN”), including the requirement for FinCEN to engage AML and terrorist financing investigations experts and the requirement to facilitate information sharing with other federal and state and even foreign law enforcement agencies.  The AML Act also expands the reach of federal AML laws by extending their applicability to a broader range of industries, such as entities involved in futures, precious metals, precious stones and jewels, antiquities, and cryptocurrency.

The AML Act aims to balance the burdens imposed by reporting on financial institutions and the benefits derived by Federal law enforcement agencies.  The AML Act requires a review of currency transaction and suspicious activity reports submitted by financial institutions to determine to what extent the reporting can be streamlined and made more useful.  Included is the obligation to review the dollar thresholds for reporting currency transactions and to establish automated processes for filing simple, noncomplex categories of reports. It calls for greater integration between financial institution systems and the electronic filing system to allow for automatic population of report fields and the submission of transaction data.

Other provisions of the AML Act enhance enforcement.  One section provides protection for financial institutions keeping open a customer’s account or transaction at the request of a federal law enforcement agency or at the request of a state or local agency with the concurrence of FinCEN.  Other sections increase civil penalties for financial institutions and persons violating the recordkeeping and reporting obligations.  Persons found to have committed repeated “egregious violations” may be barred from serving on boards of directors of financial institutions and fined in an amount that is equal to the profit gained by such person by reason of such violation.   If that person is a partner, director, officer, or employee of a financial institution, that person may be ordered to repay any bonus paid to that person, irrespective of the amount of the bonus or how it was calculated.

New criminal penalties have been created for concealing from or misrepresenting to a financial institution any material facts concerning: (i) the ownership or control of assets involved in a monetary transaction involving a senior foreign political figure in amounts exceeding $1 million; or (ii) the source of funds in a monetary transaction involving an entity found to be a primary money laundering concern.

Other enforcement enhancement provisions in the AML Act authorize the Treasury to pay whistleblower awards leading to fines or forfeitures of at least $50,000 up to the lower of $150,000 or 25% of the fine or forfeiture and allows for the payment to whistleblowers of up to 30% of the fine or forfeiture.

One of the most significant portions of the AML Act is The Corporate Transparency Act (“CTA”), which will require the reporting of certain information regarding “beneficial owners” of “reporting companies” to a confidential database to be established by FinCEN.  Reporting companies are defined as any corporation, limited liability company or other entity formed in the U.S. under the laws of a state or Indian Tribe or registered as a foreign entity to do business in the U.S., other than those specifically excluded, such as: (i) companies reporting or with a class of securities registered with the SEC under the Securities Act of 1934; (ii) banks, bank holding companies, and credit unions; (iii) money transmitters, registered broker‑dealers, registered investment advisors, and investment companies; (iv) public utilities and insurance companies; (v) 503(c)(3) entities; (vi) entities that employ more than 20 employees, have reported gross receipts or sales to the Internal Revenue Service in excess of $5.0 million in the prior year, and have an operating presence in the U.S.; and (vii) certain “inactive” entities.

A beneficial owner is any individual who directly or indirectly exercises substantial control over an entity or owns or controls 25 percent or more of the ownership interest of an entity.  The reporting company will be required to provide FinCEN with the legal name, date of birth, current resident or business address, and an acceptable identification number of the beneficial owner.

Under the CTA, the Treasury is to minimize the burden on reporting companies and ensure the information deposited in the database is maintained in the strictest confidence and made available for inspection or disclosure by FinCEN only for the purposes set forth in the AML Act and only to: (i) federal agencies engaged in national security, intelligence or law enforcement; (ii) state, local or Tribal law enforcement agencies, subject to authorization by a court of competent jurisdiction; (iii) financial institutions subject to customer due diligence requirements with the consent of the reporting company; (iv) requests by a federal or other appropriate regulatory agency; (v) certain Treasury officials for tax administration purposes; and (vi) authorized federal agencies on behalf of a properly recognized foreign authority.

The foregoing is only a summary of selected provisions of the AML Act.  Given that regulations implementing the new AML Act have not been adopted or implemented, CWBC cannot determine at this time the effect, if any, the AML Act will have on CWBC’s future results of operations or financial condition.

Index
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers, or acquisitions or holding company formations.

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

CWB had a CRA rating of “Outstanding” as of its most recent regulatory examination.

Safeguarding of Customer Information and Privacy. The bank regulatory agencies have adopted guidelines for safeguarding confidential, personal client information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. CWB has adopted a customer information security program to comply with such requirements.

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

In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. On November 3, 2020, the CCPA was amended and expanded by the approval of California ballot initiative, Proposition 24, known as the California Privacy Rights Act (the “CPRA”). The CCPA, as amended, covers businesses that obtain or access personal information on California residents, grants them enhanced privacy rights and control over their personal information, and imposes significant requirements on covered companies with respect to individual data privacy rights. Some of the rights afforded to California residents also extend to California employees, though the CPRA amendments now exempt certain employee information and employer usage from some of the CPRA provisions until at least January 1, 2023. Other states have implemented, or are considering, similar privacy laws.

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

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees, and benefits.  In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide nine standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.

Index
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

The following table presents the impact of that analysis in dollars and percentages at December 31, 2020.

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$43,842	$44,070	$46,330	$48,599	$50,907	$53,189	$55,450
Interest expense	2,975	3,195	6,951	10,707	14,462	18,218	21,974
Net interest income	$40,867	$40,875	$39,379	$37,892	$36,445	$34,971	$33,476
% change	0.0%		(3.7)%	(7.3)%	(10.8)%	(14.4)%	(18.1)%

At December 31, 2019, the following table presents the impact of that analysis in dollars and percentages:

	Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$42,602	$45,015	$47,538	$50,328	$53,176	$55,978	$58,673
Interest expense	7,549	10,267	14,159	18,039	21,903	25,767	29,632
Net interest income	$35,053	$34,748	$33,379	$32,289	$31,273	$30,211	$29,042
% change	0.9%		(3.9)%	(7.1)%	(10.0)%	(13.1)%	(16.4)%

As of December 31, 2020 the Fed Funds target rate was a range of 0.00% to 0.25% and the prime rate was 3.25%. As of December 31, 2019, the Fed Funds target rate was a range of 1.75% to 2.00% and the prime rate was 4.75%.

Economic Value of Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as economic value of equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.

Index
At December 31, 2020 and 2019, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following tables show projected change in economic value of equity for this set of rate shocks.

	Economic Value of Equity As of December 31, 2020 Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$1,010,690	$989,020	$967,417	$946,600	$928,481	$911,381	$894,280
Liabilities	900,742	888,092	867,107	847,223	828,375	810,506	792,637
Net present value	$109,948	$100,928	$100,310	$99,377	$100,106	$100,875	$101,643
% change	8.9%		(0.6)%	(1.5)%	(0.8)%	(0.1)%	0.7%

	Economic Value of Equity As of December 31, 2019 Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$933,368	$908,364	$888,642	$870,519	$853,961	$837,636	$819,847
Liabilities	853,908	836,330	824,925	814,210	804,128	794,629	785,667
Net present value	$79,460	$72,034	$63,716	$56,309	$49,832	$43,007	$34,180
% change	10.3%		(11.5)%	(21.8)%	(30.8)%	(40.3)%	(52.6)%

For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

Index
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data included in this Form 10-K begin on page 58 immediately following the index to consolidated financial statements page to this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Community West Bancshares

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Community West Bancshares and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses (allowance) is a valuation account that reflects the Company’s estimate of known and inherent probable losses on existing loans held for investment. The allowance for loan losses was $10.2 million at December 31, 2020, which consists of two components: the valuation allowance for loans individually evaluated for impairment (specific reserves), representing $0.3 million, and the valuation allowance for loans collectively evaluated for impairment (general reserves), representing $9.9 million.

The Company’s general reserves include a quantitative reserve based on historical experience and a qualitative reserve based on management’s evaluation of several internal and external factors (qualitative factors). For Manufactured Housing loans, the quantitative general reserve is calculated on the basis of loss history. For all other loan types, migration analysis taking into account the risk rating of loans that are charged off is used to determine the quantitative general reserve. The quantitative general reserves are then further adjusted based upon qualitative factors that affect the specific portfolios. These qualitative factors include the Company’s concentrations of credit, international risk, trends in volume, maturity and composition of loans, volume and trend in delinquency, nonaccrual and classified assets, economic conditions, geographic distance, policy and procedures or underwriting standards, staff experience and ability, value of underlying collateral, competition, legal or regulatory environment, and quality of loan review and Board oversight. The evaluation of these qualitative factors requires that management make significant judgments regarding these factors, which may significantly impact the estimated allowance.

Index
We identified the qualitative factors applied to the general reserve of the allowance as a critical audit matter as auditing management’s determination of qualitative general reserve factors involved a high degree of auditor judgment given the highly subjective nature of management’s judgments.

Our audit procedures related to the Company’s qualitative factors applied to the general reserve of the allowance for loan losses included the following, among others:

• We tested management’s process and evaluated their judgments and assumptions used to establish the qualitative factors, which included:

−	Testing the completeness and accuracy of data used by management in determining the qualitative factors by agreeing them to internal and external source data.

−
Evaluating the reasonableness of management’s judgments and assumptions used in the development of the qualitative factors, including the directional consistency and magnitude of the qualitative factors applied.

We have served as the Company’s auditor since 2015.

/s/ RSM US LLP

Las Vegas, Nevada
March 12, 2021

Index

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,586	$2,536
Federal funds sold	1	3
Interest-earning demand in other financial institutions	58,953	80,122
Cash and cash equivalents	60,540	82,661
Investment securities - available-for-sale, at fair value; amortized cost of $17,266 at December 31, 2020 and $19,382 at December 31, 2019	17,308	19,264
Investment securities - held-to-maturity, at amortized cost; fair value of $4,854 at December 31, 2020 and $6,302 at December 31, 2019	4,586	6,132
Investment securities - measured at fair value	149	167
Federal Home Loan Bank stock, at cost	3,260	2,714
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	31,229	42,046
Held for investment, net of allowance for loan losses of $10,194 at December 31, 2020 and $8,717 at December 31, 2019	816,154	724,800
Total loans	847,383	766,846
Other assets acquired through foreclosure, net	2,614	2,524
Premises and equipment, net	7,154	7,655
Other assets	31,068	24,534
Total assets	$975,435	$913,870

Liabilities:
Deposits:
Non-interest-bearing demand	$181,837	$110,843
Interest-bearing demand	398,101	314,278
Savings	18,736	15,689
Certificates of deposit ($250,000 or more)	30,536	96,431
Other certificates of deposit	136,975	213,693
Total deposits	766,185	750,934
Other borrowings	105,000	65,000
Other liabilities	15,243	15,958
Total liabilities	886,428	831,892

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,473,063 shares issued and outstanding at December 31, 2020 and 8,472,463 at December 31, 2019	42,909	42,586
Retained earnings	46,063	39,470
Accumulated other comprehensive income (loss)	35	(78)
Total stockholders’ equity	89,007	81,978
Total liabilities and stockholders’ equity	$975,435	$913,870

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2020	2019	2018
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$42,948	$43,890	$40,865
Investment securities and other	906	1,849	1,766
Total interest income	43,854	45,739	42,631
Interest expense:
Deposits	5,483	10,055	7,702
Other borrowings	1,782	1,327	1,286
Total interest expense	7,265	11,382	8,988
Net interest income	36,589	34,357	33,643
Provision (credit) for loan losses	1,223	(165)	14
Net interest income after provision for loan losses	35,366	34,522	33,629
Non-interest income:
Other loan fees	1,546	1,383	1,208
Gains from loan sales, net	920	765	-
Document processing fees	513	423	489
Service charges	354	567	459
Other	579	469	472
Total non-interest income	3,912	3,607	2,628
Non-interest expenses:
Salaries and employee benefits	17,968	17,094	16,329
Occupancy, net	3,036	3,088	3,132
Professional services	1,801	1,679	1,356
Advertising and marketing	673	774	685
Data processing	1,055	876	852
Depreciation	821	864	764
FDIC assessment	565	427	770
Stock based compensation	319	382	478
Other	1,285	1,571	1,673
Total non-interest expenses	27,523	26,755	26,039
Income before provision for income taxes	11,755	11,374	10,218
Provision for income taxes	3,510	3,411	2,809
Net income	$8,245	$7,963	$7,409
Earnings per share:
Basic	$0.97	$0.94	$0.89
Diluted	$0.97	$0.93	$0.88
Weighted average number of common shares outstanding:			0
Basic	8,473	8,470	8,288
Diluted	8,543	8,579	8,451
Dividends declared per common share	$0.195	$0.215	$0.190

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$8,245	$7,963	$7,409
Other comprehensive income (loss), net:
Unrealized income (loss) on securities available-for-sale (AFS), net (tax effect of ($47), ($44), $70 for each respective period presented)	113	63	(107)
Net other comprehensive income (loss)	113	63	(107)
Comprehensive income	$8,358	$8,026	$7,302

See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2017:	—	$—	8,193	$42,604	$25	$27,441	$70,070
Net income	—	—	—	—	—	7,409	7,409
Exercise of stock options	—	—	102	551	—	—	551
Stock based compensation	—	—	—	478	—	—	478
Common stock repurchase	—	—	(63)	(669)	—	—	(669)
Dividends on common stock	—	—	—	—	—	(1,581)	(1,581)
Other comprehensive loss, net	—	—	—	—	(107)	—	(107)
Impact of ASU 2016-01 and 2018-02 as of January 1, 2018	—	—	—	—	(59)	59	—
Conversion of common stock warrants	—	—	301	—	—	—	—
Balance, December 31, 2018:	—	—	8,533	42,964	(141)	33,328	76,151
Net income	—	—	—	—	—	7,963	7,963
Exercise of stock options	—	—	39	270	—	—	270
Stock based compensation	—	—	—	382	—	—	382
Common stock repurchase	—	—	(100)	(1,030)	—	—	(1,030)
Dividends on common stock	—	—	—	—	—	(1,821)	(1,821)
Other comprehensive income, net	—	—	—	—	63	—	63
Balance, December 31, 2019:	—	—	8,472	42,586	(78)	39,470	81,978
Net income	—	—	—	—	—	8,245	8,245
Exercise of stock options	—	—	1	4	—	—	4
Stock based compensation	—	—	—	319	—	—	319
Dividends on common stock	—	—	—	—	—	(1,652)	(1,652)
Other comprehensive income, net	—	—	—	—	113	—	113
Balance, December 31, 2020:	—	$—	8,473	$42,909	$35	$46,063	$89,007
See the accompanying notes.

Index
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$8,245	$7,963	$7,409
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	1,223	(165)	14
Depreciation	821	864	764
Stock-based compensation	319	382	478
Deferred income taxes	(959)	(328)	(529)
Net amortization of discounts and premiums for investment securities	82	107	100
(Gains) losses on:
Sale of repossessed assets, net	—	33	62
Sale of loans, net	(920)	(765)	—
Sale of assets, net	18	7	—
Loans originated for sale and principal collections, net	10,817	6,309	6,739
Changes in:
Other assets	(2,787)	1,641	(2,210)
Other liabilities	(401)	(1,366)	3,416
Servicing assets, net	(615)	(745)	78
Net cash provided by operating activities	15,843	13,937	16,321
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	5,069	5,686	3,436
Purchase of available-for-sale securities	(3,000)	—	—
Principal pay downs and maturities of held-to-maturity securities	1,511	1,151	1,040
Purchases of held-to-maturity securities	—	—	(794)
Loan originations and principal collections, net	(91,763)	(16,074)	(40,290)
Purchase of bank owned life insurance	(2,500)	—	—
Purchase of restricted stock, net	(546)	—	(367)
Purchase of premises and equipment, net	(338)	(2,145)	(1,564)
Proceeds from sale of other real estate owned and repossessed assets, net	—	844	484
Net cash used in investing activities	(91,567)	(10,538)	(38,055)
Cash flows from financing activities:
Net increase in deposits	15,251	34,928	16,322
Net increase (decrease) in borrowings	40,000	(10,000)	18,157
Exercise of stock options	4	270	551
Cash dividends paid on common stock	(1,652)	(1,821)	(1,581)
Common stock repurchase	—	(1,030)	(669)
Net cash provided by financing activities	53,603	22,347	32,780
Net (decrease) increase in cash and cash equivalents	(22,121)	25,746	11,046
Cash and cash equivalents at beginning of year	82,661	56,915	45,869
Cash and cash equivalents at end of year	$60,540	$82,661	$56,915
Supplemental disclosure:
Cash paid during the period for:
Interest	$8,050	$11,675	$8,321
Income taxes	2,350	2,526	3,360
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	106	3,401	174
Operating lease right-of-use asset	487	7,190	—
Operating lease liability	487	6,316	—

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and fair value of investment securities available for sale. Although Management believes these estimates to be reasonable, actual amounts may differ. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation.

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2019 and 2018 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2020, 2019 and 2018, the Company had only one reportable business segment.

COVID-19 pandemic

The COVID-19 pandemic, first identified in the United States during the first quarter of 2020, has had significant adverse effects on the economy in the United States, generally, and in our service area, in particular. The assistance the government supported programs under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), including the Paycheck Protection Program (PPP), have provided have lessened the disruptive effects of the COVID-19 pandemic.  CWB has actively worked to assist customers in applying for and receiving assistance through the PPP, and CWB has implemented a distinct COVID-19 relief program of payment deferrals, fee waivers and suspension of residential property foreclosures. While the origination fees recognized by CWB in providing these loans have been beneficial to CWB and, in turn CWBC, the full impact of the COVID-19 pandemic is not known at this time and the extent to which the COVID-19 pandemic will continue to negatively affect our customers and our business will depend on future developments, which are highly uncertain.  These include the scope and duration of the pandemic, the effectiveness of vaccines and other therapies in treating and preventing the disease, the financial impact of the pandemic on our employees, customers, vendors, and services area, and what further actions the Federal and state governments and other third parties may take in response to the pandemic.   The customers in our service area have experienced increased unemployment, business closures, and slowdowns, especially in the restaurant, hospitality, and recreation industries.  All of this may lead to increased credit ratings downgrades, loan delinquencies, defaults, reductions in asset values, and foreclosures any of which could have an adverse effect on our business, financial condition, and results of operations.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold. Cash flows from loans originated by the Company and deposits are reported net.

Index
The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash Reserve Requirement

Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank (“FRB”). The amount of the reserve varies by bank as the bank is permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The Federal Reserve reduced the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020 to aid institutions impacted by COVID-19.

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

Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of other comprehensive income (“OCI”), except for impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations. The Company has its Federal Agricultular Mortgage Corporation (AGM) Stock securities classified as measured at fair value.  The fair value changes are adjusted through non-interest income monthly.

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) system and maintains an investment in capital stock of the FHLB. The bank also maintains an investment in FRB stock. These investments are considered equity securities with no actively traded market. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. We conduct a periodic review and evaluation of our FHLB stock to determine if any impairment exists. No impairment existed in the years ended December 31, 2020 or 2019.

Index
Servicing Assets

The guaranteed portion of certain Small Business Administration (“SBA”) loans can be sold into the secondary market. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management evaluates its servicing assets for impairment quarterly. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated by predominate risk characteristics. The initial servicing asset and resulting gain on sale for SBA loan sales are calculated based on the difference between the best actual par and premium bids on an individual loan basis.

SBA servicing assets measured at fair value were $43,000 and $40,000 for the years ended 2020 and 2019, respectively. Changes in the fair values are recorded in other non-interest income in the income statement.

SBA servicing assets measured under the amortization method were $27,000 and $41,000 for the years ended 2020 and 2019, respectively. Amortization expenses are included in other non-interest income in the income statement.

CWB is an approved Federal Agricultural Mortgage Corporation ("Farmer Mac") seller/servicer. Servicing assets/liabilities are recognized as separate assets/liabilities as certain servicing requirements are retained. Servicing assets are amortized over the period of, estimated net servicing income. CWB uses Farmer Mac prepayment statistics in estimating the expected life of the loans. Management evaluates its servicing assets for impairment quarterly. Servicing assets are evaluated periodically for impairment based on the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis. The initial servicing asset and resulting gain or calculated based on the contractual net servicing fees. Farmer Mac servicing assets are valued based on the net servicing fee, estimated life of seven years, and discounted by the respective US Treasury 7-year rate at time of sale. Farmer Mac servicing assets measured under the amortization method were $1.4 million and $765,000 for the years ended 2020 and 2019, respectively.

	Year Ended December 31,
SBA servicing assets measured at fair value	2020	2019
	(in thousands)
Balance, beginning	40	49
New servicing assets	-	-
Amortization, net	-	-
Valuation adjustment	3	(9)
Balance, ending	43	40

	Year Ended December 31,
SBA servicing assets measured under the amortization method	2020	2019
	(in thousands)
Balance, beginning	41	52
New servicing assets	-	-
Amortization, net	(14)	(11)
Valuation adjustment	-	-
Balance, ending	27	41

Total SBA servicing assets, net	70	81

	Year Ended December 31,
Farmer Mac servicing assets measured under the amortization method	2020	2019
	(in thousands)
Balance, beginning	765	765
New servicing assets	920	-
Amortization, net	(294)	-
Valuation adjustment	-	-
Total Farmer Mac servicing asset, net	1,391	765

Total servicing assets, net	1,461	846

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or fair value provision. Loans held for sale are mostly comprised of SBA and commercial agriculture. The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2020, 2019 and 2018.

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

Guidance on Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 ( the extension of the expiration date was passed as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal on December 21, 2020) or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, the outstanding balance of these deferred loans was $5.1 million, or 0.6% of the Bank’s total loan portfolio.

Index

Allowance for Loan Losses and Provision for Loan Losses

The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the allowance for loan losses (“ALL”). The ALL is based on estimates and is intended to be appropriate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on migration analysis and historical loss rates, in addition to qualitative factors that are based on management’s judgment. The migration analysis and historical loss rate calculations are based on the annualized loss rates. Migration analysis is utilized for the Commercial Real Estate (“CRE”), Commercial, Commercial Agriculture, Small Business Administration (“SBA”), Home Equity Line of Credit (“HELOC”), Single Family Residential, and Consumer portfolios. The historical loss rate method is utilized primarily for the Manufactured Housing portfolio. The migration analysis considers the risk rating of loans that are charged off in each loan category. Loans that are considered Doubtful are typically charged off. The following is a description of the characteristics of loan ratings. Loan ratings are reviewed as part of our normal loan monitoring process, but, at a minimum, updated on an annual basis.

Substantially Risk Free –   These borrowers have virtually no probability of default or loss given default and present no identifiable or potential adverse risk to the Company.  Documented repayment is either backed by the full faith and credit of the United States Government or secured by cash collateral at a ratio of 115% of the principal borrowed.  The collateral must be in the possession of the Company and free from potential claim.  In addition, these credits will conform in all aspects to established loan policies and procedures, laws, rules, and regulations.

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

Pass/Management Attention Risk – Loans from the three remaining pass category range from minimal risk to moderate risk to management attention risk. Loans rated in the first two categories are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company. Loans in the minimal and moderate risk categories are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment. In the case of individuals, borrowers with this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment. An asset in the management attention risk category indicates that although the borrower meets the criteria for a rating of acceptable risk or better, the credit possesses an identified and elevated risk level that should be resolved in a short period of time.  Technical risks include, but are not limited to, inadequate or improperly executed documentation, which may be material, serious delays in the submission of financial reporting or covenant violations that are not indicative of a protracted trend.

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

Commercial, CRE and SBA Loans

Charge-offs on these loan categories are taken as soon as all or a portion of any loan balance is deemed to be uncollectible. A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and/or interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Generally, loan balances are charged down to the fair value of the collateral, if, based on a current assessment of the value, an apparent deficiency exists. In the event there is no perceived equity, the loan is charged-off in full. Unsecured loans which are delinquent over 90 days are also charged-off in full.

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

The Company determines the appropriate ALL on a monthly basis. Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL and adjusted as deemed necessary. The review of the appropriateness of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size, and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic and environmental conditions that may affect the borrowers' ability to pay and/or the value of the underlying collateral. Additional factors considered include geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

Index
Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation, and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Generally, the estimated useful lives of other items of premises and equipment are as follows:

Years

Building and improvements	31.5

Furniture and equipment	5 – 10

Electronic equipment and software	3 – 5

Leases

At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding Right of Use ("ROU") asset and operating lease liability are recorded in separate line items on the Consolidated Balance Sheet. ROU assets represent the Company's right to use an underlying asset during the lease term and a lease liability represents the Company's commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made and is reduced by lease incentive that are paid or are payable to the Company. Variable lease payments that depend on an index are included in lease payments based on the rate in effect at the commencement date of the lease. Lease payments are recognized on a straight-line basis as part of occupancy expense over the lease term.

As the rate implicit in the lease is not readily determinable, the Company's incremental borrowing rate is used to determine the present value of lease payments. This rate considers the applicable FHLB collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less, therefore, these leases are not recorded on the Company's Balance Sheet. Lease expense of these leases is recognized over the lease term on a straight-line basis. The Company's lease agreements may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the option will be exercised.

In addition to the package of practical expedients, the Company also elected the practical expedient that allows lessees to make an accounting policy election to not separate non-lease components from the associated lease component, and instead account for them all together as part of the applicable lease component. The majority of the Company's non-lease components, such as common area maintenance and taxes, are variable and expensed as incurred. Variable payment amounts are determined in arrears by the landlord depending on actual costs incurred. See ''Note 14. Leases" of these Notes to Consolidated Financial Statements for further disclosures required under the standard.

Foreclosed Real Estate and Repossessed Assets

Foreclosed real estate and other repossessed assets are recorded at fair value at the time of foreclosure less estimated costs to sell. Any excess of loan balance over the fair value less estimated costs to sell of the other assets is charged-off against the allowance for loan losses. Any excess of the fair value less estimated costs to sell over the loan balance is recorded as a loan loss recovery to the extent of the loan loss previously charged-off against the allowance for loan losses; and, if greater, recorded as a gain on foreclosed assets. Subsequent to the legal ownership date, the Company periodically performs a new valuation, and the asset is carried at the lower of carrying amount or fair value less estimated costs to sell. Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

Income Taxes

The Company uses the asset and liability method, which recognizes an asset or liability representing the tax effects of future deductible or taxable amounts that have been recognized in the consolidated financial statements. Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting. These items represent “temporary differences.” Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Any interest or penalties assessed by the taxing authorities is classified in the financial statements as income tax expense. Deferred tax assets net of deferred tax liabilities are included in other assets on the consolidated balance sheets.

Index
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

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated income statements. The cash surrender value of the underlying policies was $9.6 million and $6.9 million as of December 31, 2020 and 2019, respectively and is recorded in other assets in the balance sheet. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2020 or 2019. The estimated fair value amounts for December 31, 2020 and 2019 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

Index
The information presented in Note 16, “Fair Value Measurements,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

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

Loans

Fair value for loans is estimated based on exit-pricing discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value based on a third-party independent valuation. As a result, the fair value for loans is categorized as Level 2 in the fair value hierarchy. Fair values of impaired loans using a discounted cash flow method to measure impairment have been categorized as Level 3.

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

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties’ credit standing.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period divided into the net income (loss) available to common shareholders. Diluted earnings per share include the effect of all dilutive potential common shares for the period. Potentially dilutive common shares include stock options.

Index
Recent Accounting Pronouncements

Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  This update amends the accounting requirements for leases by requiring recognition of lease liabilities and related right-of-use assets on the balance sheet.  Lessees are required to recognize a lease liability measured on a discounted basis, which is the lessee’s right to use, or control the use of, a specified asset for the lease term.  We adopted Topic 842 using the modified retrospective approach.  We have recorded the cumulative effects on our balance sheet as of the effective date. As a result of the adoption, there was no impact on net income.  We recorded operating lease right-of-use assets of $8.4 million and lease liabilities of $8.4 million upon adoption. As of December 31, 2020, the operating lease right-of-use assets was $5.9 million and lease liabilities of $6.0 million. As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed us to carry forward the historical lease classifications.  Leases with a term of 12 months or less are not recorded on the balance sheet.  See Note 11, Leases for further information.

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

In March 2020, the FASB issued updated guidance codified within ASU-2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. As of December 31, 2020, the Company had $7.6 million of securities with rates tied to libor and is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$6,501	$1	$(30)	$6,472
U.S. government agency collateralized mortgage obligations ("CMO")	7,765	33	(13)	7,785
Other securities	3,000	53	(2)	3,051
Total	$17,266	$87	$(45)	$17,308

Securities held-to-maturity
U.S. government agency mortgage-backed securities ("MBS")	$4,586	$269	$(1)	$4,854
Total	$4,586	$269	$(1)	$4,854

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$83	$—	$149
Total	$66	$83	$—	$149

Index
	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$8,112	$—	$(64)	$8,048
U.S. government agency collateralized mortgage obligations ("CMO")	11,270	23	(77)	11,216
Total	19,382	23	(141)	19,264

Securities held-to-maturity
U.S. government agency mortgage-backed securities ("MBS")	$6,132	$189	$(19)	$6,302
Total	$6,132	$189	$(19)	$6,302

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$101	$—	$167
Total	$66	$101	$—	$167

At December 31, 2020 and 2019, $18.9 million and $25.6 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The Company had no investment security sales in 2020 or 2019.

Index
The maturity periods and weighted average yields of investment securities at December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$784	0.6%	$5,688	1.7%	$—	—	$6,472	1.2%
U.S. government agency CMO	820	1.7%	5,832	0.6%	1,133	0.8%	—	—	7,785	2.3%
Other securities	—	—	3,051	4.8%	—	0.0%	—	—	3,051	4.8%
Total	$820	1.7%	$9,667	1.9%	$6,821	1.5%	$—	—	$17,308	1.6%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$3,821	2.8%	$765	3.6%	$—	—	$4,586	2.9%
Total	$—	—	$3,821	2.8%	$765	3.6%	$—	—	$4,586	2.9%

Securities measured at fair value
Farmer Mac class A stock	—	—	—	—	—	—	—	—	149	—
Total	—	—	—	—	—	—	—	—	149	—

	December 31, 2019
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$1,094	2.3%	$6,955	2.8%	$—	—	$8,049	2.8%
U.S. government agency CMO	—	—	3,766	2.1%	6,120	2.3%	1,329	2.4%	11,215	2.3%
Total	$—	—	$4,860	2.2%	$13,075	2.6%	$1,329	2.4%	$19,264	2.5%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%
Total	$—	—	$2,465	4.2%	$2,887	2.9%	$780	3.6%	$6,132	3.5%

Securities measured at fair value
Farmer Mac class A stock	—	—	—	—	—	—	—	—	167	—
Total	—	—	—	—	—	—	—	—	167	—

Index
The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	December 31,
	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$817	$820	$—	$—
After one year through five years	9,594	9,667	4,884	4,860
After five years through ten years	6,855	6,821	13,121	13,075
After ten years	—	—	1,377	1,329
Farmer Mac class A stock	—	—	—	—
Total	$17,266	$17,308	$19,382	$19,264
Securities held to maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	3,821	3,965	2,465	2,565
After five years through ten years	765	889	2,887	2,892
After ten years	—	—	780	845
Total	$4,586	$4,854	$6,132	$6,302

Securities measured at fair value
Farmer Mac class A stock	$66	$149	$66	$167
Total	$66	$149	$66	$167

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities. Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$7	$784	$7	$784
U.S. government agency CMO	—	—	36	6,021	36	6,021
Other securities	2	1,498	—	—	2	1,498
Total	$2	$1,498	$43	$6,805	$45	$8,303
Securities held-to-maturity
U.S. Government-agency MBS	$1	$185	$—	$—	$1	$185
Total	$1	$185	$—	$—	$1	$185
Securities measured at fair value
Equity securities: Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Index
	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3	$1,126	$61	$6,922	$64	$8,048
U.S. government agency CMO	25	5,275	52	2,264	77	7,539
Total	$28	$6,401	$113	$9,186	$141	$15,587
Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$19	$2,139	$19	$2,139
Total	$—	$—	$19	$2,139	$19	$2,139
Securities measured at fair value
Equity securities: Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of December 31, 2020 and 2019, there were 13 and 20 securities, respectively, in an unrealized loss position. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2020 and 2019, management believes the impairments detailed in the table above are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of December 31, 2020 and 2019, the Company had approximately $8.3 million and $13.6 million, respectively, of SBA loans included in loans held for sale. As of December 31, 2020 and 2019, the principal balance of SBA loans serviced for others was $4.0 million and $7.2 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock. The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of December 31, 2020 and 2019, the Company had $22.9 million and $34.8 million of USDA loans included in loans held for sale, respectively. As of December 31, 2020 and 2019, the principal balance of USDA loans serviced for others was $1.9 million and $2.0 million, respectively.

Index
4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2020	2019
	(in thousands)
Manufactured housing	$280,284	$257,247
Commercial real estate	402,148	385,642
Commercial	57,933	69,843
SBA (1)	73,131	4,429
HELOC	3,861	4,531
Single family real estate	10,490	11,845
Consumer	133	94
	827,980	733,631
Allowance for loan losses	(10,194)	(8,717)
Deferred fees, net	(1,583)	(58)
Discount on SBA loans	(49)	(56)
Total loans held for investment, net	$816,154	$724,800

(1)	As of December 31, 2020, the SBA loan portfolio included $69.5 million of SBA PPP loans.

The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$277,873	$1,716	$81	$—	$1,797	$614	$280,284	$—
Commercial real estate:
Commercial real estate	360,345	—	—	—	—	—	360,345	—
SBA 504 1st trust deed	16,423	—	—	—	—	1,469	17,892	—
Land	6,528	—	—	—	—	—	6,528	—
Construction	17,383	—	—	—	—	—	17,383	—
Commercial	56,451	92	—	—	92	1,390	57,933	—
SBA	72,856	—	—	—	—	275	73,131	—
HELOC	3,861	—	—	—	—	—	3,861	—
Single family real estate	10,366	—	—	—	—	124	10,490	—
Consumer	133	—	—	—	—	—	133	—
Total	$822,219	$1,808	$81	$—	$1,889	$3,872	$827,980	$—

Index
	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$256,251	$156	$246	$—	$402	$594	$257,247	$—
Commercial real estate:
Commercial real estate	327,255	—	—	—	—	84	327,339	—
SBA 504 1st trust deed	17,151	1,401	—	—	1,401	—	18,552	—
Land	4,457	—	—	—	—	—	4,457	—
Construction	35,294	—	—	—	—	—	35,294	—
Commercial	68,224	—	—	—	—	1,619	69,843	—
SBA	3,935	112	—	—	112	382	4,429	—
HELOC	4,531	—	—	—	—	—	4,531	—
Single family real estate	11,813	32	—	—	32	—	11,845	—
Consumer	94	—	—	—	—	—	94	—
Total	$729,005	$1,701	$246	$—	$1,947	$2,679	$733,631	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	December 31,
	2020	2019	2018
	(in thousands)
Beginning balance	$8,717	$8,691	$8,420
Charge-offs	-	(31)	(133)
Recoveries	254	222	390
Net recoveries	254	191	257
Provision (credit)	1,223	(165)	14
Ending balance	$10,194	$8,717	$8,691

As of December 31, 2020 and 2019, the Company had reserves for credit losses on undisbursed loans of $92,000 and $85,000 which were included in Other liabilities.

Index
The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2020	(in thousands)
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	27	80	133	7	6	1	—	254
Net recoveries	27	80	133	7	6	1	—	254
Provision (credit)	401	653	84	79	(8)	15	(1)	1,223
Ending balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194

2019
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	54	52	60	50	5	1	—	222
Net recoveries	54	52	29	50	5	1	—	191
Provision (credit)	(66)	137	(77)	(97)	(68)	3	3	(165)
Ending balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717

2018
Beginning balance	$2,180	$4,844	$1,133	$73	$92	$98	$—	$8,420
Charge-offs	(6)	—	(127)	—	—	—	—	(133)
Recoveries	120	15	66	133	55	1	—	390
Net (charge-offs) recoveries	114	15	(61)	133	55	1	—	257
Provision (credit)	(98)	169	138	(127)	(57)	(11)	—	14
Ending balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691

Index
The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	2,294	1,468	1,504	292	—	1,860	—	7,418
Total loans individually evaluated for impairment	6,696	1,698	1,504	292	—	2,309	—	12,499
Loans collectively evaluated for impairment	273,588	400,450	56,429	72,839	3,861	8,181	133	815,481
Total loans held for investment	$280,284	$402,148	$57,933	$73,131	$3,861	$10,490	$133	$827,980
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	3,066	1,474	1,844	946	—	1,860	—	9,190
Total loans individually evaluated for impairment	7,468	1,704	1,844	946	—	2,309	—	14,271
Loans collectively evaluated for impairment	273,588	400,450	56,429	72,839	3,861	8,181	133	815,481
Total loans held for investment	$281,056	$402,154	$58,273	$73,785	$3,861	$10,490	$133	$829,752
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	$279	$16	$—	$—	$—	$16	$—	$311
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	279	16	—	—	—	16	—	311
Loans collectively evaluated for impairment	2,333	5,934	1,379	118	25	92	2	9,883
Total loans held for investment	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194

Index
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2019:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	2,296	318	1,802	382	—	1,858	—	6,656
Total loans individually evaluated for impairment	7,998	318	1,802	382	—	2,328	—	12,828
Loans collectively evaluated for impairment	249,249	385,324	68,041	4,047	4,531	9,517	94	720,803
Total loans held for investment	$257,247	$385,642	$69,843	$4,429	$4,531	$11,845	$94	$733,631
Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,702	$—	$—	$—	$—	$470	$—	$6,172
Impaired loans with no allowance recorded	3,134	384	2,156	736	—	1,858	—	8,268
Total loans individually evaluated for impairment	8,836	384	2,156	736	—	2,328	—	14,440
Loans collectively evaluated for impairment	249,249	385,324	68,041	4,047	4,531	9,517	94	720,803
Total loans held for investment	$258,085	$385,708	$70,197	$4,783	$4,531	$11,845	$94	$735,243
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	$334	$—	$—	$—	$—	$18	$—	$352
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	334	—	—	—	—	18	—	352
Loans collectively evaluated for impairment	1,850	5,217	1,162	32	27	74	3	8,365
Total loans held for investment	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717

Included in impaired loans are $0.7 million and $0.6 million of loans guaranteed by government agencies at December 31, 2020 and 2019, respectively. A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2020 and 2019.

Index
The following table presents impaired loans by class:

	December 31,
	2020	2019
	(in thousands)
Manufactured housing	$6,696	$7,998
Commercial real estate :
Commercial real estate	—	84
SBA 504 1st trust deed	1,698	234
Land	—	—
Construction	—	—
Commercial	1,504	1,802
SBA	292	382
HELOC	—	—
Single family real estate	2,309	2,328
Consumer	—	—
Total	$12,499	$12,828

The following table summarizes the average investment in impaired loans by class and the related interest income recognized:

	2020		2019		2018
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income

Manufactured housing	$7,483	$556	$9,171	$640	$8,709	$887
Commercial real estate:
Commercial real estate	67	—	104	—	108	—
SBA 504 1st	527	71	190	27	341	19
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1,660	7	5,491	164	7,520	245
SBA	335	1	970	32	874	18
HELOC	—	—	127	11	199	11
Single family real estate	2,279	123	2,451	127	2,298	144
Consumer	—	—	—	—	—	—
Total	$12,351	$758	$18,504	$1,001	$20,049	$1,324

The Company is not committed to lend significant additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	December 31,
	2020	2019	2018
	(in thousands)
Nonaccrual loans	$3,872	$2,679	$6,226
SBA guaranteed portion of loans included above	$207	$290	$2,848

Troubled debt restructured loans, gross	$11,141	$10,774	$16,749
Loans 30 through 89 days past due with interest accruing	$1,889	$1,947	$—
Interest income recognized on impaired loans	$758	$1,001	$1,324
Foregone interest on nonaccrual and troubled debt restructured loans	$254	$512	$454
Allowance for loan losses to gross loans held for investment	1.23%	1.19%	1.21%

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

Index
The following table presents the composition of nonaccrual loans by class of loans:

	December 31,
	2020	2019
	(in thousands)
Manufactured housing	$614	$594
Commercial real estate:
Commercial real estate	—	84
SBA 504 1st trust deed	1,469	—
Land	—	—
Construction	—	—
Commercial	1,390	1,619
SBA	275	382
HELOC	—	—
Single family real estate	124	—
Consumer	—	—
Total	$3,872	$2,679

Included in nonaccrual loans are $0.2 million and $0.3 million of loans guaranteed by government agencies at December 31, 2020 and 2019, respectively.

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

The following tables present gross loans by risk rating:

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$278,826	$—	$1,458	$—	$280,284
Commercial real estate:
Commercial real estate	340,391	6,265	12,362	—	359,018
SBA 504 1st trust deed	14,877	—	3,015	—	17,892
Land	6,528	—	—	—	6,528
Construction	15,344	—	2,039	—	17,383
Commercial	48,776	823	3,419	—	53,018
SBA	2,554	34	263	—	2,851
HELOC	3,861	—	—	—	3,861
Single family real estate	10,361	—	129	—	10,490
Consumer	133	—	—	—	133
Total, net	$721,651	$7,122	$22,685	$—	$751,458
Government guarantee	72,876	—	3,646	—	76,522
Total	$794,527	$7,122	$26,331	$—	$827,980

Index
	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$256,430	$—	$817	$—	$257,247
Commercial real estate:
Commercial real estate	323,748	3,507	84	—	327,339
SBA 504 1st trust deed	18,250	—	302	—	18,552
Land	4,457	—	—	—	4,457
Construction	33,280	—	2,014	—	35,294
Commercial	66,525	170	1,619	—	68,314
SBA	2,379	28	1,154	—	3,561
HELOC	4,531	—	—	—	4,531
Single family real estate	11,840	—	5	—	11,845
Consumer	94	—	—	—	94
Total, net	$721,534	$3,705	$5,995	$—	$731,234
Government guarantee	—	1,530	867	—	2,397
Total	$721,534	$5,235	$6,862	$—	$733,631

Troubled Debt Restructured Loan (TDR)

A TDR is a loan on which the bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals, and rewrites. The majority of the bank’s modifications are extensions in terms or deferral of payments which result in no lost principal or interest followed by reductions in interest rates or accrued interest. A TDR is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

The following tables summarize the financial effects of TDR loans by class for the periods presented:

	For the Year Ended December 31, 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$56	$56	$56	$56	$1
Commercial	1	1,469	1,469	—	—	33
SBA	1	17	17	—	—	—
Total	7	$1,542	$1,542	$56	$56	$34

	For the Year Ended December 31, 2019
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$25	$25	$25	$25	$2
SBA	1	48	48	48	—	—
Total	2	$73	$73	$73	$25	$2

Index
	For the Year Ended December 31, 2018
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	12	$1,047	$1,213	$1,100	$1,213	$66
Commercial real estate	3	1,780	1,780	-	1,780	-
Total	15	$2,827	$2,993	$1,100	$2,993	$66

The average rate concession was 100 basis points and 82 basis points for the twelve months ended December 31, 2020 and 2019, respectively. The average term extension in months was 181 and 147 for the twelve months ended December 31, 2020 and 2019, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets. The Company had no TDR’s with payment defaults for the twelve months ended December 31, 2020 or 2019.

At December 31, 2020, there were no material loan commitments outstanding on TDR loans.

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

The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2020	2019
	(in thousands)
Balance, beginning	$3,162	$3,505
New loans	—	—
Repayments and other	(173)	(343)
Balance, ending	$2,989	$3,162

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2020 or 2019.

Unfunded loan commitments outstanding with related parties total approximately $0.8 million at December 31, 2020 and $0.3 million at December 31 2019.

5.	PREMISES AND EQUIPMENT

	Year Ended December 31,
	2020	2019
	(in thousands)
Bank premises and land	$3,959	$3,959
Furniture, fixtures, and equipment	10,892	11,077
Leasehold improvements	4,986	5,106
Construction in progress	60	7
	19,897	20,149
Accumulated depreciation	(12,743)	(12,494)
Premises and equipment, net	$7,154	$7,655

Index
Lease Obligations

The Company leases certain premises under non-cancelable operating leases expiring through 2028. The following is a schedule of future minimum rental payments under these leases at December 31, 2020:

(in thousands)
2021	$992
2022	887
2023	813
2024	821
2025	768
Thereafter	2,586
Total	$6,867

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.2 million, $1.3 million and $1.2 million is included in occupancy expenses for the years ended December 31, 2020, 2019 and 2018, respectively. Total depreciation expense of $0.8 million, $0.9 million, and $0.8 million is included in occupancy expenses for the each of the years ended December 31, 2020, 2019 and 2018, respectively.

6.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	December 31,
	2020	2019	2018
	(in thousands)
Balance, beginning of period	$2,524	$—	$372
Additions	106	3,401	174
Proceeds from dispositions	—	(844)	(484)
Gains (losses) on sales, net	(16)	(33)	(62)
Balance, end of period	$2,614	$2,524	$—

7.	INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2020	2019	2018
Current:	(in thousands)
Federal	$2,874	$2,402	$2,130
State	1,595	1,337	1,208
	4,469	3,739	3,338
Deferred:
Federal	(651)	(242)	(421)
State	(308)	(86)	(108)
	(959)	(328)	(529)
Total provision for income taxes	$3,510	$3,411	$2,809

The reconciliation between the statutory income tax rate and the Company’s effective tax rate follows:

	December 31,
	2020	2019	2018

Federal income tax at statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of federal benefit	8.6%	8.6%	8.6%
Other	0.4%	0.4%	(2.1)%
Tax law change	0.0%	0.0%	0.0%
Total provision for income taxes	30.0%	30.0%	27.5%

Index
The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2020	2019
Deferred Tax Assets:	(in thousands)
Allowance for loan losses	$3,147	$2,663
Unrealized loss on AFS securities	—	14
Other	3,090	2,446
Total gross deferred tax assets	6,237	5,123
Total deferred tax assets	6,237	5,123
Deferred Tax Liabilities:
Deferred state taxes	(330)	(266)
Depreciation	(609)	(653)
Unrealized gain on AFS securities	(33)	—
Other	(1,308)	(1,032)
Total deferred tax liabilities	(2,280)	(1,951)
Net deferred tax asset	$3,957	$3,172

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $4.0 million and $3.2 million at December 31, 2020 and December 31, 2019, respectively are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at December 31, 2020 or December 31, 2019.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740). ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2020.

The Company is subject to income taxation in the United States and certain state jurisdictions. The Company’s federal and state income tax returns are filed on a consolidated basis. The Company is generally open to examination by tax authorities for the years 2015 and later. Although the Company is unable to determine the outcome under examination, it has evaluated whether there are any uncertain tax positions in accordance with ASC 740-10 and concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.

When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the Consolidated Financial Statements in the period in which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  As of December 31, 2020 and 2019, the Company does not have any uncertain tax positions.

Index
8.	DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2020	2019
	(in thousands)
Non-interest-bearing demand deposits	$181,837	$110,843
Interest-bearing deposits:
NOW accounts	35,414	25,523
Money market deposit account	362,687	288,755
Savings accounts	18,736	15,689
Time deposits of $250,000 or more	30,536	96,431
Other time deposits	136,975	213,693
Total deposits	$766,185	$750,934

Of the total deposits at December 31, 2020 $598.7 million may be immediately withdrawn. Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2021	$142,914
2022	15,888
2023	5,789
2024	1,800
2025	1,120
Thereafter	—
Total	$167,511

The Company through the bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep ("ICS") services, which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits. At December 31, 2020 and 2019, the Company had $24.7 million and $28.7 million, respectively, of reciprocal CDARS deposits. At December 31, 2020 and 2019, the Company had $77.2 million and $54.5 million, respectively of ICS deposits.

The Company also accepts deposits from related parties which totaled $42.9 million at December 31, 2020 and $27.1 million at December 31, 2019.

9.	OTHER BORROWINGS

The following table summarizes the Company’s FHLB advances by maturity date:

	December 31,
	2020		2019
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
March 30, 2020	$—	—	$5,000	2.56%
April 3, 2020	—	—	15,000	2.54%
April 27, 2020	—	—	5,000	2.49%
May 29, 2020	—	—	5,000	2.35%
October 2, 2020	—	—	20,000	1.74%
April 5, 2021	10,000	2.65%	10,000	2.65%
May 10, 2021	5,000	2.44%	5,000	2%
March 28, 2022	30,000	0.82%	—	—
March 28, 2022	15,000	0.69%	—	—
April 15, 2025	39,000	0.78%	—	—
April 15, 2025	6,000	0.76%	—	—
Total FHLB advances	$105,000		$65,000
Weighted average rate		1.03%		2.29%

Index
The Company, through the bank has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total FHLB advances were $105.0 million and $65.0 million at December 31, 2020 and 2019, respectively, borrowed at fixed rates. The Company also had $38.0 million of letters of credit with FHLB at December 31, 2020 to secure public funds. At December 31, 2020, the Company had pledged to the FHLB $18.9 million of securities and $304.7 million of loans. At December 31, 2020, the Company had $81.4 million available for additional borrowing. At December 31, 2019, the Company had pledged to the FHLB $25.6 million of securities and $324.2 million of loans. At December 31, 2019, CWB had $60.5 million available for additional borrowing. Total FHLB interest expense for the years ended December 31, 2020, 2019 and 2018 was $1.4 million, $1.2 million and $1.0 million, respectively.

Other Borrowing – In July of 2019, the Company entered into a change in terms on its revolving line of credit agreement for reducing the maximum available to $10.0 million. The line of credit matures July 30, 2022. The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest bearing deposit account. The required balance was zero at December 31, 2019. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%. At December 31, 2020 and 2019, the line of credit balance was zero.

Federal Reserve Bank –The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans for up to 28 days. There were no outstanding FRB advances as of December 31, 2020 and 2019. Available borrowing capacity was $102.7 million and $108.6 million as of December 31, 2020 and 2019, respectively.

Federal Funds Purchased Lines– The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of December 31, 2020 and 2019.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Commitments to extend credit	$59,488	$67,538
Standby letters of credit	51	655
Total	$59,539	$68,193

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans Held For Investment” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $92,000 and $85,000 as of December 31, 2020 and 2019, respectively. Changes to this liability are adjusted through other non-interest expense.

Index
Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate, and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2020 and 2019, manufactured housing loans comprised 32.7% and 33.2%, respectively of total loans. As of December 31, 2020 and 2019, commercial real estate loans accounted for approximately 46.9% and 49.7% of total loans, respectively. Approximately 28.9% and 31.9% of these commercial real estate loans were owner occupied at December 31, 2020 and 2019, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 53.8% and 54.3% at December 31, 2020 and 2019, respectively. The Company was within established policy limits at December 31, 2020 and 2019.

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

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retained all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company follows these requirements. The outstanding balance of the loans serviced for others was approximately $116.6 million and $76.3 million at December 31, 2020 and 2019, respectively.

Salary Continuation

The Company has agreements with certain key officers, which provide for a monthly cash payment to the officers or beneficiaries in the event of death, disability, or retirement, beginning in the month after the retirement date or death and extending for a period of fifteen years subject to vesting. The Company purchased life insurance policies of $7.5 million as an investment. The income from the policy investments will help fund this liability.

At December 31, 2020 and 2019, the Company had accrued salary continuation liability for these agreements of $1.0 million and $0.8 million, respectively included in other liabilities. The cash surrender value of the life insurance policies was $9.6 million and $6.9 million at December 31, 2020 and December 31, 2019, respectively and is included in other assets.

Other

The Company is involved in various other litigation matters of a routine nature that are being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position or results of operations.

Index
11.	STOCKHOLDERS’ EQUITY

Common Stock Warrant

The Warrant issued as part of the TARP provided for the purchase of up to 521,158 shares of the common stock, at an exercise price of $4.49 per share (“Warrant Shares”). The Warrants were exercised for 300,401 shares of common stock prior to expiration in the fourth quarter of 2018.

Common Stock

During the years ended December 31, 2020 and 2019, the Company recorded $1.7 million and $1.8 million, respectively of dividends on common stock.

On February 28, 2019, the Board of Directors extended the repurchase program and increased the common stock repurchases to $4.5 million until August 31, 2021. Under this program the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.75 per share. There were no shares repurchased in 2020.

Equity Compensation Plans

The Company has two stock equity plans available for option grants and restricted stock grants. Stock options granted in 2020 generally have a vesting period of 5 years and a contractual life of 10 years. The Company recognizes compensation cost for options ratably over the requisite service period for all awards. As of December 31, 2020, 550,700 options were available for future grant. The Company had no outstanding restricted stock grants at December 31, 2020. There were no shares repurchased in 2020.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the options. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend rate assumption was the dividend yield at grant date. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2020, 2019 and 2018 are as follows:

	December 31,
	2020	2019	2018

Expected life in years	6.3	6.2	6.3
Risk-free interest rate	0.66%	2.41%	2.85%
Expected volatility	24.2%	27.6%	34.7%
Annual dividend rate	2.54%	2.00%	1.64%

Index
A summary of option activity under the plan is presented below:

	Year ended December 31, 2020
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	731	$8.74
Granted	84	7.89
Exercised	(1)	6.78
Forfeited or expired	(83)	9.70
Outstanding options, end of period	731	$8.53	6.2	$764
Options exercisable, end of period	494	$7.93	5.5	$677
Options expected to vest, end of period	674	$8.42	6.1	$745

	Year Ended December 31, 2019
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	679	$8.32
Granted	126	10.19
Exercised	(39)	6.92
Forfeited or expired	(35)	7.81
Outstanding options, end of period	731	$8.74	6.9	$1,805
Options exercisable, end of period	394	$7.77	5.9	$1,337
Options expected to vest, end of period	644	$8.52	6.7	$1,721

	Year Ended December 31, 2018
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	680	$7.21
Granted	136	11.61
Exercised	(102)	5.39
Forfeited or expired	(35)	8.16
Outstanding options, end of period	679	$8.32	7.4	$1,400
Options exercisable, end of period	340	$7.39	6.6	$945
Options expected to vest, end of period	588	$8.08	7.2	$1,318

As of December 31, 2020, 2019 and 2018, there was $0.4 million, $0.6 million and $0.7 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s plan. That cost is expected to be recognized over a weighted average period of 3.0 years, 3.0 years, and 3.2 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was $1,000, $0.1 million, and $0.6 million, respectively.

Index
The following table summarizes the change in unvested stock option shares during the year ended December 31, 2020:

	Number of Option Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except per share data)
Unvested options, beginning of period	337	$3.29
Granted	84	1.33
Vested	(125)	2.89
Forfeited	(58)	2.94
Unvested options, end of period	238	$2.90

12.	CAPITAL REQUIREMENTS

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2020 and 2019. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)	Community Banking Leverage Ratio
December 31, 2020
CWB's actual regulatory ratios	12.27%	11.02%	11.02%	9.29%	9.29%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	8.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2019
CWB's actual regulatory ratios	11.41%	10.28%	10.28%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

Index
13.	REVENUE RECOGNITION

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Twelve Months Ended December 31,
In-scope of Topic 606:	2020	2019	2018
Service charges on deposit accounts	$298	$507	$369
Exchange fees and other service charges	157	159	186
Non-interest income (in-scope of Topic 606)	455	666	555
Non-interest income (out-of-scope of Topic 606)	3,457	2,941	2,073
Total	$3,912	$3,607	$2,628

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2020 and December 31, 2019, the Company did not have any signficant contract balances.

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

As described in Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, effective January 1, 2019, we adopted Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of December 31, 2020, the balance of the right-of-use assets was $5.9 million, and the lease liabilities were $6.0 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Twelve Months Ended December 31,
	2020	2019
Lease cost:	(in thousands)
Operating lease cost	1,072	1,137
Sublease income	—	—
Total lease cost	1,072	1,137

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	1,042	1,117
Weighted average remaining lease term in years - operating leases	8.76	9.62
Weighted average discount rate - operating leases	3.23%	3.23%

Future minimum operating lease payments:

	December 31,
	2020	2019
	(in thousands)
2020	$-	$1,015
2021	992	884
2022	887	779
2023	813	705
2024	821	713
2025	768	705
Thereafter	2,586	2,586
Total future minimum lease payments	$6,867	$7,387
Less remaining imputed interest	912	1,071
Total lease liabilities	$5,955	$6,316

15.	EMPLOYEE BENEFIT PLANS

401(k) Plan:

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer up to a maximum of $19,000 (for those under 50 years of age in 2020) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 3% of the participant’s eligible compensation. The Company’s total contribution was $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Index
Deferred Compensation Plans:

A deferred compensation plan covers the executive officers. Under the plan, the Company pays each participant a percentage of their base salary plus interest. Vesting occurs at age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $0.3 million resulting in a deferred compensation liability of $1.7 million and $1.3 million as of the year-end 2020 and 2019, respectively.

The Company also provides an unfunded nonqualified deferred compensation arrangement to provide supplemental retirement benefits for the Participants which are a select group of management or highly compensated employees of the Company. The Participants may defer up to 30% of their base salary and bonus each plan year. The 36-month certificate of deposit rate is paid on the vested balance.

16.	FAIR VALUE MEASUREMENTS

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$149	$—	$—	$149
Investment securities available-for-sale	—	14,257	—	14,257
Interest only strips	—	—	27	27
Servicing assets	—	—	1,461	1,461
	$149	$12,759	$2,986	$15,894

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$167	$—	$—	$167
Investment securities available-for-sale	—	19,264	—	19,264
Interest only strips	—	—	41	41
Servicing assets	—	—	846	846
	$167	$19,264	$887	$20,318

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

Index
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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans held for sale, foreclosed real estate, and repossessed assets and loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2020:
Impaired loans	$3,910	$—	$3,910	$—
Loans held for sale	34,383	—	34,383	—
Foreclosed real estate and repossessed assets	2,614	—	2,614	—
	$40,907	$—	$40,907	$—

As of December 31, 2019:
Impaired loans	$2,334	$—	$2,334	$—
Loans held for sale	42,900	—	42,900	—
Foreclosed real estate and repossessed assets	2,524	—	2,524	—
	$47,758	$—	$47,758	$—

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

Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price. As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy. At December 31, 2020 and 2019, the Company had loans held for sale with an aggregate carrying value of $31.2 million and $42.0 million, respectively.

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

The estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$60,540	$60,540	$—	$—	$60,540
FRB and FHLB stock	4,633	—	4,633	—	4,633
Investment securities	22,043	149	22,162	—	22,311
Loans, net	847,383	—	845,302	8,278	853,580
Financial liabilities:
Deposits	766,185	—	765,565	—	765,565
Other borrowings	105,000	—	106,051	—	106,051

	December 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$82,661	$82,661	$—	$—	$82,661
FRB and FHLB stock	4,087	—	4,087	—	4,087
Investment securities	25,563	167	25,399	—	25,566
Loans, net	766,846	—	752,287	9,907	762,194
Financial liabilities:
Deposits	750,934	—	751,398	—	751,398
Other borrowings	65,000	—	65,236	—	65,236

Interest rate risk

The Company assumes interest rate risk (the risk to the Company’s earnings and capital from changes in interest rate levels) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments as well as its future net interest income will change when interest rate levels change, and that change may be either favorable or unfavorable to the Company.

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in the net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2020, the Company’s interest rate risk profile was within Board-approved limits.

The Company’s subsidiary bank has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits. Such limits are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.

Fair value of commitments

Loan commitments on which the committed interest rates were less than the current market rate are insignificant at December 31, 2020 and 2019.

Index
17.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Year Ended December 31,
	2020	2019	2018
Unrealized holding gains (losses) on AFS	(in thousands)
Beginning balance	$(78)	$(141)	$25
Other comprehensive income (loss) before reclassifications	113	63	(107)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(59)
Net current-period other comprehensive income (loss)	113	63	(166)
Ending Balance	$35	$(78)	$(141)

There were no reclassifications out of accumulated other comprehensive income for the years ended December 31, 2020, 2019 and 2018.

18.	PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets

	December 31,
	2020	2019
	(in thousands)
Assets:
Cash and cash equivalents (including interest-bearing deposits in other financial institutions)	$73	$972
Investment in subsidiary	88,913	81,171
Other assets	169	168
Total assets	$89,155	$82,311

Liabilities and Stockholders' Equity:
Other liabilities	148	333
Total liabilities	148	333
Total stockholders' equity	89,007	81,978
Total liabilities and stockholders' equity	$89,155	$82,311

COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2020	2019	2018
	(in thousands)
Interest income	$3	$227	$264
Interest expense	296	111	329
Net interest expense	(293)	116	(65)
Provision for loan losses	—	(145)	60
Net interest income after provision for loan losses	(293)	261	(125)
Income from consolidated subsidiary	8,826	8,145	7,844
Total income	8,533	8,406	7,719
Total non-interest expenses	411	405	516
Income before income tax (benefit) expense	8,122	8,001	7,203
Income tax (benefit) expense	(123)	38	(206)
Net income	$8,245	$7,963	$7,409

Index
COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2020	2019	2018
	(in thousands)
Cash Flows from Operating Activities:
Net income	$8,245	$7,963	$7,409
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed income from subsidiary	(8,826)	(8,145)	(7,844)
Stock-based compensation	319	382	478
Changes in:
Other assets	(1)	72	(50)
Other liabilities	(185)	161	157
Net cash provided by (used in) operating activities	(448)	433	150
Cash Flows from Investing Activities:
Loan originations and principal collections, net	—	8,355	(3,440)
Net dividends from and investment in subsidiary	1,197	(534)	6,158
Net cash provided by (used in) investing activities	1,197	7,821	2,718
Cash Flows from Financing Activities:
Net increase (decrease) from other borrowings	—	(5,000)	(1,843)
Cash dividends paid on common stock	(1,652)	(1,821)	(1,581)
Common stock repurchase	—	(1,030)	(669)
Proceeds from issuance of common stock	4	270	551
Net cash used in financing activities	(1,648)	(7,581)	(3,542)
Net (decrease) increase in cash and cash equivalents	(899)	673	(674)
Cash and cash equivalents at beginning of year	972	299	973
Cash and cash equivalents at end of year	$73	$972	$299

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$10,975	$10,777	$11,116	$10,986	$43,854
Interest expense	2,512	1,996	1,564	1,193	7,265
Net interest income	8,463	8,781	9,552	9,793	36,589
Provision (credit) for loan losses	392	762	113	(44)	1,223
Net interest income after provision for loan losses	8,071	8,019	9,439	9,837	35,366
Non-interest income	950	640	1,352	970	3,912
Non-interest expenses	6,729	7,003	6,722	7,069	27,523
Income before income taxes	2,292	1,656	4,069	3,738	11,755
Provision for income taxes	694	496	1,209	1,111	3,510
Net income	$1,598	$1,160	$2,860	$2,627	$8,245
Earnings per share:
Income per common share - basic	$0.19	$0.14	$0.33	$0.31	$0.97
Income per common share - diluted	$0.19	$0.14	$0.33	$0.31	$0.97

Index
	December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)

Interest income	$11,025	$11,367	$11,719	$11,628	$45,739
Interest expense	2,802	2,869	2,921	2,790	11,382
Net interest income	8,223	8,498	8,798	8,838	34,357
(Credit) provision for loan losses	(57)	177	(75)	(210)	(165)
Net interest income after provision for loan losses	8,280	8,321	8,873	9,048	34,522
Non-interest income	604	692	647	1,664	3,607
Non-interest expenses	6,717	6,760	6,464	6,814	26,755
Income before income taxes	2,167	2,253	3,056	3,898	11,374
Provision for income taxes	657	673	902	1,179	3,411
Net income	$1,510	$1,580	$2,154	$2,719	$7,963
Earnings per share:
Income per common share - basic	$0.18	$0.19	$0.25	$0.32	$0.94
Income per common share - diluted	$0.18	$0.18	$0.25	$0.32	$0.93

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer, and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2020, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the SEC under the Exchange Act.

Report on Management’s Assessment of Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Management concluded that, based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

The Company’s management has also evaluated, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, whether there were any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020. Based upon this evaluation, the Company’s management has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only the management’s report in this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Index
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2021 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Such information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its directors, principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions and employees. A copy of the code of ethics is available on the Company’s website at www.communitywest.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2021 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2021 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2021 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 55

Consolidated Balance Sheets as of December 31, 2020 and 2019	Page 58

Consolidated Income Statements for the three years ended December 31, 2020, 2019 and 2018	Page 59

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020, 2019 and 2018	Page 60

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2020, 2019 and 2018	Page 61

Consolidated Statements of Cash Flows for the three years ended December 31, 2020, 2019 and 2018	Page 62

Notes to Consolidated Financial Statements	Page 63

(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

Index
EXHIBITS

(3)	Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

3.3	Second Amended and Restated Articles of Incorporation (6)

3.4	Bylaws (1)

3.5	Certificate of Amendment of Bylaws (6)

4.1	Common Stock Certificate (3)

4.2	Warrant to Purchase 521,158 shares of Common Stock, dated December 19, 2008, issued to the United States Department of the Treasury (7)

10.3*	Salary Continuation Agreement between Goleta National Bank and Llewellyn Stone, President and CEO (2)

10.22*	Community West Bancshares 2006 Stock Option Plan (5)

10.23*	Community West Bancshares 2006 Stock Option Plan form of Stock Option Agreement (4)

10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (7)

10.38*	Salary Continuation Agreement, dated January 28, 2014, between Community West Bank and Martin E. Plourd. (8)

10.39*	Community West Bancshares 2014 Stock Option Plan and Form of Stock Option Agreement (9)

10.41*	Employment and Confidentiality Agreement, dated June 1, 2015, among Community West Bank, Community West Bancshares and William F. Filippin. (10)

10.42	Promissory Note, dated October 29, 2015, between Community West Bancshares and Grandpoint Bank. (10)

10.44*	Employment and Confidentiality Agreement, dated April 1, 2017, among Community West Bank, Community West Bancshares and Susan C. Thompson. (11)

10.45	Promissory Note, dated July 24, 2017, between Community West Bancshares and Grandpoint Bank. (11)

10.46	Amendment to the Community West Bancshares 2014 Stock Option Plan (12)

10.47*	Employment and Confidentiality Agreement, dated July 23, 2018 among Community West Bank and T. Joseph Stronks (13)

10.48*	Employment and Confidentiality Agreement, dated July 23, 2018 among Community West Bank and Paul S. Ulrich (13)

10.49*	Salary Continuation Agreement, dated September 28, 2018, between Community West Bank and William Filippin (13)

10.50*	Salary Continuation Agreement, dated May 1, 2020, between Community West Bank and Timothy Stronks (10)

21	Subsidiaries of the Registrant (5)

23.2	Consent of RSM US LLP**

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S. C. Section 1350 **

Index
101.INS	XBRL Taxonomy Instance Document***

101.SCH	XBRL Taxonomy Schema Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Definition Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

(1)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on December 18, 2008.

(3)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007.

(7)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 3, 2011.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on January 29, 2014.

(9)	Incorporated by reference from Registrant’s Statement on Form S-8 (File No 333-201281) filed with the Commission on December 29, 2014.

(10)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and three months ended March 31, 2020 filed with the Commission on May 8, 2020.

(11)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and six months ended June 30, 2017 filed with the Commission on August 4, 2017.

(12)	Incorporated by reference from the Registrant’s Statement on Form S-8 (File No 323-218994) filed with the Commission on June 27, 2017.

(13)	Incorporated by reference from the Registrant's Form 10-Q for the quarter and nine months ended September 30, 2018 filed with the Commission on November 2, 2018.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 12, 2021	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 12, 2021
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer and Director	March 12, 2021
Martin E. Plourd	(Principal Executive Officer)

/s/ Susan C. Thompson	Executive Vice President and Chief Financial Officer	March 12, 2021
Susan C. Thompson	(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 12, 2021
Robert H. Bartlein

/s/ Jean W. Blois	Director	March 12, 2021
Jean W. Blois

/s/ Dana L. Boutain	Director	March 12, 2021
Dana L. Boutain

/s/ Tom L. Dobyns	Director	March 12, 2021
Tom L. Dobyns

/s/ John D. Illgen	Director and Secretary of the Board	March 12, 2021
John D. Illgen

/s/ James W. Lokey	Director	March 12, 2021
James W. Lokey

/s/ Shereef Moharram	Director	March 12, 2021
Shereef Moharram

/s/ Christopher Raffo	Director	March 12, 2021
Christopher Raffo

/s/ Kirk B. Stovesand	Director	March 12, 2021
Kirk B. Stovesand