Form 10-Q
period 2021-03-31
COMMUNITY WEST BANCSHARES /
filed 2021-05-07
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,526,413 as of April 30, 2021.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	2
Consolidated Income Statements for the three months ended March 31, 2021 and 2020 (unaudited)	3
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (unaudited)	4
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2021 and 2020 (unaudited)	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	49
Item 4 – Controls and Procedures	49

Part II. Other Information
Item 1 – Legal Proceedings	50
Item 1A – Risk Factors	50
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3 – Defaults Upon Senior Securities	50
Item 4 – Mine Safety Disclosures	50
Item 5 – Other Information	50
Item 6 – Exhibits	51

Signatures	51

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks and federal funds sold	$2,607	$1,587
Interest-earning demand in other financial institutions	71,128	58,953
Cash and cash equivalents	73,735	60,540
Investment securities - available-for-sale, at fair value; amortized cost of $17,610 at March 31, 2021 and $17,266 at December 31, 2020	17,588	17,308
Investment securities - held-to-maturity, at amortized cost; fair value of $3,966 at March 31, 2021 and $4,854 at December 31, 2020	3,781	4,586
Investment securities - measured at fair value; amortized cost of $66 at March 31, 2021 and December 31, 2020.	201	149
Federal Home Loan Bank stock, at cost	3,260	3,260
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	29,767	31,229
Held for investment, net of allowance for loan losses of $10,233 at March 31, 2021 and $10,194 at December 31, 2020	847,848	816,154
Total loans	877,615	847,383
Other assets acquired through foreclosure, net	2,572	2,614
Premises and equipment, net	6,992	7,154
Other assets	30,905	31,068
Total assets	$1,018,022	$975,435
Liabilities:
Deposits:
Non-interest-bearing demand	$196,617	$181,837
Interest-bearing demand	440,502	398,101
Savings	19,858	18,736
Certificates of deposit ($250,000 or more)	20,072	30,536
Other certificates of deposit	127,472	136,975
Total deposits	804,521	766,185
Other borrowings	105,000	105,000
Other liabilities	16,710	15,243
Total liabilities	926,231	886,428
Commitments and Contingencies
Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,524,413 shares issued and outstanding at March 31, 2021 and 8,473,063 at December 31, 2020	43,227	42,909
Retained earnings	48,574	46,063
Accumulated other comprehensive income (loss)	(10)	35
Total stockholders’ equity	91,791	89,007
Total liabilities and stockholders’ equity	$1,018,022	$975,435

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$10,856	$10,664
Investment securities and other	199	311
Total interest income	11,055	10,975
Interest expense:
Deposits	742	2,122
Other borrowings	271	390
Total interest expense	1,013	2,512
Net interest income	10,042	8,463
(Credit) provision for loan losses	(173)	392
Net interest income after provision for loan losses	10,215	8,071
Non-interest income:
Other loan fees	313	341
Gains from loan sales, net	118	190
Document processing fees	106	124
Service charges	67	134
Other	293	161
Total non-interest income	897	950
Non-interest expenses:
Salaries and employee benefits	4,565	4,398
Occupancy, net	779	758
Professional services	340	383
Data processing	340	283
Depreciation	205	208
FDIC assessment	91	144
Advertising and marketing	183	153
Stock based compensation	68	85
Other	289	317
Total non-interest expenses	6,860	6,729
Income before provision for income taxes	4,252	2,292
Provision for income taxes	1,231	694
Net income	$3,021	$1,598
Earnings per share:
Basic	$0.36	$0.19
Diluted	$0.35	$0.19
Weighted average number of common shares outstanding:
Basic	8,495	8,472
Diluted	8,615	8,579
Dividends declared per common share	$0.060	$0.055

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$3,021	$1,598
Other comprehensive (loss), net:
Unrealized (loss) on securities available-for-sale (AFS), net (tax effect of $19 and $14 for each respective period presented)	(45)	(34)
Net other comprehensive (loss)	(45)	(34)
Comprehensive income	$2,976	$1,564

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended March 31, 2021	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2020:	8,473	$42,909	$35	$46,063	$89,007
Net income	—	—	—	3,021	3,021
Exercise of stock options	51	250	—	—	250
Stock based compensation	—	68	—	—	68
Dividends on common stock	—	—	—	(510)	(510)
Other comprehensive (loss), net	—	—	(45)	—	(45)
Balance, March 31, 2021	8,524	$43,227	$(10)	$48,574	$91,791

Three Months Ended March 31, 2020	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2019:	8,472	$42,586	$(78)	$39,470	$81,978
Net income	—	—	—	1,598	1,598
Stock based compensation	—	85	—	—	85
Dividends on common stock	—	—	—	(466)	(466)
Other comprehensive (loss), net	—	—	(34)	—	(34)
Balance, March 31, 2020	8,472	$42,671	$(112)	$40,602	$83,161

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$3,021	$1,598
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) Provision for loan losses	(173)	392
Depreciation	205	208
Stock based compensation	68	85
Deferred income taxes	30	226
Net accretion of discounts and premiums for investment securities	24	29
(Gains) Losses on:
Sale of loans, net	(118)	(190)
Loans originated for sale and principal collections, net	1,462	2,588
Changes in:
Investment securities held at fair value	(52)	56
Other assets	130	(113)
Other liabilities	1,691	(282)
Servicing assets, net	(24)	(124)
Net cash provided by operating activities	6,264	4,473
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	1,146	1,136
Purchase of available-for-sale securities	(1,500)	—
Principal pay downs and maturities of held-to-maturity securities	791	385
Loan originations and principal collections, net	(31,539)	(8,879)
Purchase of restricted stock, net	—	(256)
Purchase of premises and equipment, net	(43)	(54)
Net cash used in investing activities	(31,145)	(7,668)
Cash flows from financing activities:
Net (decrease) increase in deposits	38,336	(39,335)
Net increase in borrowings	—	50,000
Exercise of stock options	250	—
Cash dividends paid on common stock	(510)	(466)
Net cash provided by financing activities	38,076	10,199
Net increase cash and cash equivalents	13,195	7,004
Cash and cash equivalents at beginning of period	60,540	82,661
Cash and cash equivalents at end of period	$73,735	$89,665
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,016	$2,134
Income Taxes	$—	$—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	136	106

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2021 and 2020, and for the three months, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2020 and for the three months ended March 31, 2020 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

COVID-19 pandemic

The COVID-19 pandemic, first identified in the United States during the first quarter of 2020, has had adverse effects on the economy in the United States, generally, and in our service area, in particular. The assistance the government supported programs under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Consolidated Appropriations Act (CAA), including the Paycheck Protection Program (PPP), have lessened the disruptive effects of the COVID-19 pandemic.  CWB has actively worked to assist clients in applying for and receiving assistance through the PPP, and CWB has implemented a distinct COVID-19 relief program of payment deferrals, fee waivers and suspension of residential property foreclosures. While the origination fees recognized by CWB in providing these loans have been beneficial to CWB and, in turn CWBC, the full impact of the COVID-19 pandemic is not known at this time and the extent to which the COVID-19 pandemic will continue to negatively affect our clients and our business is dependent on future developments  These include the scope and duration of the pandemic, the effectiveness of vaccines and other therapies in treating and preventing the disease, the financial impact of the pandemic on our employees, clients, vendors, and services area, and what further actions the Federal and state governments and other third parties may take in response to the pandemic.   The clients in our service area have experienced increased unemployment, business closures, and slowdowns, especially in the restaurant, hospitality, and recreation industries.  All of this may lead to increased credit ratings downgrades, loan delinquencies, defaults, reductions in asset values, and foreclosures, any of which could have an adverse effect on our business, financial condition, and results of operations.

Loans Held for Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and Small Business Association (“SBA”).  The Company did not incur any lower of cost or fair value provision in the three months ended March 31, 2021 and 2020.

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

Interest income on loans is accrued daily using the effective interest method and recognized over the terms of the loans.  Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income.  If the loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan.  If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment.  Commitment fees based on a percentage of a client’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

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

For all loan types, when a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed.  Subsequent payments received from the client are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.  The Company occasionally recognizes income on a cash basis for non-accrual loans in which the collection of the remaining principal balance is not in doubt.

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

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 ( the extension of the expiration date was passed as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal on December 21, 2020) or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due.  These were short-term, 180 days or less, modifications in the form of payment deferrals.   With the passage of The Economic Aid Act, the Company modified and extended its payment deferral program.  The new program is for 90 days. As of March 31, 2021, 5 loans remained on deferral for a total of $1.4 million.  Of the $1.4 million, 3 loans for $1.2 million were new deferrals in 2021.

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

Off Balance Sheet and Credit Exposure

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.  They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.  Losses would be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made.  Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each client’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.  The commitments are collateralized by the same types of assets used as loan collateral.

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

Foreclosed Real Estate and Repossessed Assets

Foreclosed real estate and other repossessed assets are recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less estimated costs to sell of the other assets is charged-off against the allowance for loan losses.  Any excess of the fair value less estimated costs to sell over the loan balance is recorded as a loan loss recovery to the extent of the loan loss previously charged-off against the allowance for loan losses; and, if greater, recorded as a valuation gain on foreclosed assets.  Subsequent to the legal ownership date, the Company periodically performs a new valuation, and the asset is carried at the lower of carrying amount or fair value less estimated costs to sell.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

In March 2020, the FASB issued updated guidance codified within ASU-2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. The Company is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$6,280	$2	$(26)	$6,256
U.S. government agency collateralized mortgage obligations (“CMO”)	6,830	33	(13)	6,850
Other securities	4,500	—	(18)	4,482
Total	$17,610	$35	$(57)	$17,588

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$3,781	$186	$(1)	$3,966
Total	$3,781	$186	$(1)	$3,966

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$135	$—	$201
Total	$66	$135	$—	$201

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$6,501	$1	$(30)	$6,472
U.S. government agency collateralized mortgage obligations (“CMO”)	7,765	33	(13)	7,785
Other securities	3,000	53	(2)	3,051
Total	$17,266	$87	$(45)	$17,308

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$4,586	$269	$(1)	$4,854
Total	$4,586	$269	$(1)	$4,854

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$83	$—	$149
Total	$66	$83	$—	$149

At March 31, 2021 and December 31, 2020, $16.9 million and $18.9 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	March 31, 2021
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$767	0.6%	$5,489	1.2%	$—	—	$6,256	1.2%
U.S. government agency CMO	161	2.1%	3,147	0.5%	2,643	0.6%	899	0.9%	6,850	0.6%
Other securities	—	—	2,987	4.8%	1,495	3.7%	—	—	4,482	4.4%
Total	$161	2.1%	$6,901	2.3%	$9,627	1.5%	$899	0.9%	$17,588	1.8%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$1,513	3.3%	$2,268	2.8%	$—	—	$3,781	3.0%
Total	$—	—	$1,513	3.3%	$2,268	2.8%	$—	—	$3,781	3.0%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$201	—
Total	$—	—	$—	—	$—	—	$—	—	$201	—

	December 31, 2020
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$784	0.6%	$5,688	1.7%	$—	—	$6,472	1.2%
U.S. government agency CMO	820	0	5,832	0.6%	1,133	0.8%	—	—	7,785	2.3%
	—	0.0%	3,051	4.8%	—	0.0%	—	0.0%	3,051	4.8%
Total	$820	0	$9,667	1.9%	$6,821	1.5%	$—	—	$17,308	1.6%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$3,821	2.8%	$765	3.6%	$—	—	$4,586	2.9%
Total	$—	—	$3,821	2.8%	$765	3.6%	$—	—	$4,586	2.9%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$149	—
Total	$—	—	$—	—	$—	—	$—	—	$149	—

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	March 31, 2021		December 31, 2020

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$160	$161	$817	$820
After one year through five years	6,903	6,901	9,594	9,667
After five years through ten years	9,643	9,627	6,855	6,821
After ten years	904	899	—	—
Total	$17,610	$17,588	$17,266	$17,308

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	1,513	1,583	3,821	3,965
After five years through ten years	2,268	2,383	765	889
After ten years	—	—	—	—
Total	$3,781	$3,966	$4,586	$4,854

Securities measured at fair value
Farmer Mac class A stock	$66	$201	$66	$149
Total	$66	$201	$66	$149

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	March 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$7	$767	$7	$767
U.S. government agency CMO	—	—	32	5,202	32	5,202
Other securities	18	4,482	—	—	18	4,482
Total	$18	$4,482	$39	$5,969	$57	$10,451

Securities held-to-maturity
U.S. government agency MBS	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$7	$784	$7	$784
U.S. government agency CMO	—	—	36	6,021	36	6,021
Other securities	2	1,498	—	—	2	1,498
Total	$2	$1,498	$43	$6,805	$45	$8,303

Securities held-to-maturity
U.S. government agency MBS	$1	$185	$—	$—	$1	$185
Total	$1	$185	$—	$—	$1	$185

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of March 31, 2021 and December 31, 2020, there were  13 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2021 and December 31, 2020, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of March 31, 2021 and December 31, 2020, the Company had approximately $8.1 million and $8.3 million, respectively, of SBA loans included in loans held for sale.  As of March 31, 2021 and December 31, 2020, the principal balance of SBA loans serviced for others was $3.8 million and $4.0 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of March 31, 2021 and December 31, 2020, the Company had $21.6 million and $22.9 million of USDA loans included in loans held for sale, respectively. As of March 31, 2021 and December 31, 2020, the principal balance of USDA loans serviced for others was $1.9 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Manufactured housing	$284,583	$280,284
Commercial real estate	407,336	402,148
Commercial	55,944	57,933
SBA	97,988	73,131
HELOC	3,846	3,861
Single family real estate	10,966	10,490
Consumer	10	133
	860,673	827,980
Allowance for loan losses	(10,233)	(10,194)
Deferred fees, net	(2,544)	(1,583)
Discount on SBA loans	(48)	(49)
Total loans held for investment, net	$847,848	$816,154

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	March 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$284,137	$214	$—	$—	$214	$232	$284,583	$—
Commercial real estate:
Commercial real estate	368,386	—	—	—	—	—	368,386	—
SBA 504 1st trust deed	16,250	—	—	—	—	1,428	17,678	—
Land	8,306	—	—	—	—	—	8,306	—
Construction	12,967	—	—	—	—	—	12,967	—
Commercial	55,944	—	—	—	—	—	55,944	—
SBA	97,824	—	—	—	—	164	97,988	—
HELOC	3,846	—	—	—	—	—	3,846	—
Single family real estate	10,842	—	—	—	—	124	10,966	—
Consumer	10	—	—	—	—	—	10	—
Total	$858,511	$214	$—	$—	$214	$1,948	$860,673	$—

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$277,873	$1,716	$81	$—	$1,797	$614	$280,284	$—
Commercial real estate:
Commercial real estate	360,345	—	—	—	—	—	360,345	—
SBA 504 1st trust deed	16,423	—	—	—	—	1,469	17,892	—
Land	6,528	—	—	—	—	—	6,528	—
Construction	17,383	—	—	—	—	—	17,383	—
Commercial	56,451	92	—	—	92	1,390	57,933	—
SBA	72,856	—	—	—	—	275	73,131	—
HELOC	3,861	—	—	—	—	—	3,861	—
Single family real estate	10,366	—	—	—	—	124	10,490	—
Consumer	133	—	—	—	—	—	133	—
Total	$822,219	$1,808	$81	$—	$1,889	$3,872	$827,980	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Beginning balance	$10,194	$8,717
Charge-offs	—	—
Recoveries	212	58
Net recoveries	212	58
Provision (credit)	(173)	392
Ending balance	$10,233	$9,167

As of March 31, 2021 and December 31, 2020, the Company had reserves for credit losses on undisbursed loans of $82,000 and $92,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	139	20	10	41	2	—	—	212
Net recoveries	139	20	10	41	2	—	—	212
Provision (credit)	(128)	250	(281)	(29)	(2)	18	(1)	(173)
Ending balance	$2,623	$6,220	$1,108	$130	$25	$126	$1	$10,233

2020
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	20	27	3	2	—	—	58
Net recoveries	6	20	27	3	2	—	—	58
Provision (credit)	174	247	(25)	(6)	(2)	4	—	392
Ending balance	$2,364	$5,484	$1,164	$29	$27	$96	$3	$9,167

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of March 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,200	$227	$—	$—	$—	$443	$—	$4,870
Impaired loans with no allowance recorded	1,809	1,427	1,789	420	—	1,850	—	7,295
Total loans individually evaluated for impairment	6,009	1,654	1,789	420	—	2,293	—	12,165
Loans collectively evaluated for impairment	278,574	405,682	54,155	97,568	3,846	8,673	10	848,508
Total loans held for investment	$284,583	$407,336	$55,944	$97,988	$3,846	$10,966	$10	$860,673
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,200	$227	$—	$—	$—	$443	$—	$4,870
Impaired loans with no allowance recorded	2,412	1,467	1,789	911	—	1,850	—	8,429
Total loans individually evaluated for impairment	6,612	1,694	1,789	911	—	2,293	—	13,299
Loans collectively evaluated for impairment	278,574	405,682	54,155	97,568	3,846	8,673	10	848,508
Total loans held for investment	$285,186	$407,376	$55,944	$98,479	$3,846	$10,966	$10	$861,807
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$261	$17	$—	$—	$—	$15	$—	$293
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	261	17	—	—	—	15	—	293
Loans collectively evaluated for impairment	2,362	6,203	1,108	130	25	111	1	9,940
Total loans held for investment	$2,623	$6,220	$1,108	$130	$25	$126	$1	$10,233

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	2,294	1,468	1,504	292	—	1,860	—	7,418
Total loans individually evaluated for impairment	6,696	1,698	1,504	292	—	2,309	—	12,499
Loans collectively evaluated for impairment	273,588	400,450	56,429	72,839	3,861	8,181	133	815,481
Total loans held for investment	$280,284	$402,148	$57,933	$73,131	$3,861	$10,490	$133	$827,980
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	3,066	1,474	1,844	946	—	1,860	—	9,190
Total loans individually evaluated for impairment	7,468	1,704	1,844	946	—	2,309	—	14,271
Loans collectively evaluated for impairment	273,588	400,450	56,429	72,839	3,861	8,181	133	815,481
Total loans held for investment	$281,056	$402,154	$58,273	$73,785	$3,861	$10,490	$133	$829,752
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$279	$16	$—	$—	$—	$16	$—	$311
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	279	16	—	—	—	16	—	311
Loans collectively evaluated for impairment	2,333	5,934	1,379	118	25	92	2	9,883
Total loans held for investment	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194

Included in impaired loans are $0.7 million of loans guaranteed by government agencies at March 31, 2021 and December 31, 2020, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans with no allowance recorded.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The following table summarizes impaired loans by class of loans:

	March 31, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$6,009	$6,696
Commercial real estate :
Commercial real estate	—	—
SBA 504 1st trust deed	1,654	1,698
Land	—	—
Construction	—	—
Commercial	1,789	1,504
SBA	420	292
HELOC	—	—
Single family real estate	2,293	2,309
Consumer	—	—
Total	$12,165	$12,499

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended March 31,
	2021		2020
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$6,311	$113	$7,923	$135
Commercial real estate:
Commercial real estate	—	—	84	—
SBA 504 1st trust deed	1,666	38	234	4
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,636	27	1,754	2
SBA	353	4	371	—
HELOC	—	—	—	—
Single family real estate	2,286	28	2,329	31
Consumer	—	—	—	—
Total	$12,252	$210	$12,695	$172

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans	$1,948	$3,872
Government guaranteed portion of loans included above	$123	$207

Troubled debt restructured loans, gross	$11,160	$11,141
Loans 30 through 89 days past due with interest accruing	$214	$1,889
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.19%	1.23%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended March 31, 2021 and 2020, was $0.1 million.

The following table presents the composition of nonaccrual loans by class of loans:

	March 31, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$232	$614
Commercial real estate:
Commercial real estate	—	—
SBA 504 1st trust deed	1,428	1,469
Land	—	—
Construction	—	—
Commercial	—	1,390
SBA	164	275
HELOC	—	—
Single family real estate	124	124
Consumer	—	—
Total	$1,948	$3,872

Included in nonaccrual loans are $0.1 million of loans guaranteed by government agencies at March 31, 2021 and $0.2 million at December 31, 2020.

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

The following tables present gross loans by risk rating:

	March 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$283,448	$—	$1,135	$—	$284,583
Commercial real estate:
Commercial real estate	348,608	6,203	12,258	—	367,069
SBA 504 1st trust deed	14,722	—	2,956	—	17,678
Land	8,306	—	—	—	8,306
Construction	12,967	—	—	—	12,967
Commercial	47,342	750	3,465	—	51,557
SBA	2,345	27	290	—	2,662
HELOC	3,846	—	—	—	3,846
Single family real estate	10,669	—	297	—	10,966
Consumer	10	—	—	—	10
Total, net	732,262	6,980	20,401	—	759,643
Government guarantee	97,347	—	3,682	—	101,029
Total	$829,610	$6,980	$24,083	$—	$860,673

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$278,826	$—	$1,458	$—	$280,284
Commercial real estate:
Commercial real estate	340,391	6,265	12,362	—	359,018
SBA 504 1st trust deed	14,877	—	3,015	—	17,892
Land	6,528	—	—	—	6,528
Construction	15,344	—	2,039	—	17,383
Commercial	48,776	823	3,419	—	53,018
SBA	2,554	34	263		2,851
HELOC	3,861	—	—	—	3,861
Single family real estate	10,361	—	129	—	10,490
Consumer	133	—	—	—	133
Total, net	721,651	7,122	22,685	$—	751,458
Government guarantee	72,876	—	3,646	—	76,522
Total	$794,527	$7,122	$26,331	$—	$827,980

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

For the Three Months Ended March 31, 2021
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
(dollars in thousands)
Manufactured housing	—	$—	$—	$—	$—	$—
Total	—	$—	$—	$—	$—	$—

	For the Three Months Ended March 31, 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$56	$56	$56	$56	$1
Total	1	$56	$56	$56	$56	$1

There was no new TDR loan for the three months ended March 31, 2021 and one for the same period in 2020.  The rate concession was 100 basis points for the three months ended March 31, 2020.  The term extension in months was 181 for the three months ended March 31, 2020.

A TDR loan is deemed to have a payment default when the borrower fails to make March 31, 2021 consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR’s with payment defaults for the three months ended March 31, 2021 or 2020.

At March 31, 2021 there were no material loan commitments outstanding on TDR loans.

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 ( the extension of the expiration date was passed as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal on December 21, 2020) or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due.  These were short-term, 180 days or less, modifications in the form of payment deferrals.   With the passage of The Economic Aid Act, the Company modified and extended its payment deferral program.  The new program is for 90 days. As of March 31, 2021, 5 loans remained on deferral for a total of $1.4 million.  Of the $1.4 million, 3 loans for $1.2 million were new deferrals in 2021.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$2,614	$2,524
Additions	136	106
Proceeds from dispositions	—	—
Gain (loss) on foreclosed assets, net	(178)	77
Third-party portion of writedown/loss	—	—
Balance, end of period	$2,572	$2,707

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2021 and December 31, 2020.  The estimated fair value amounts for March 31, 2021 and December 31, 2020 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$201	$—	$—	$201
Investment securities available-for-sale	—	17,588	—	17,588
Interest only strips	—	—	23	23
Servicing assets	—	—	1,485	1,485
Total	$201	$17,588	$1,508	$19,297

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$149	$—	$—	$149
Investment securities available-for-sale	—	12,759	1,498	14,257
Interest only strips	—	—	27	27
Servicing assets	—	—	1,461	1,461
Total	$149	$12,759	$2,986	$15,894

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2021:
Impaired loans	$3,829	$—	$3,829	$—
Loans held for sale	32,679	—	32,679	—
Foreclosed real estate and repossessed assets	2,572	—	2,572	—
Total	$39,080	$—	$39,080	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2020:
Impaired loans	$3,910	$—	$3,910	$—
Loans held for sale	34,383	—	34,383	—
Foreclosed real estate and repossessed assets	2,614	—	2,614	—
Total	$40,907	$—	$40,907	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$73,735	$73,735	$—	$—	$73,735
FRB and FHLB stock	4,633	—	4,633	—	4,633
Investment securities	21,570	201	21,554	—	21,755
Loans, net	877,615	—	894,890	8,044	902,934
Financial liabilities:
Deposits	804,521	—	804,893	—	804,893
Other borrowings	105,000	—	105,409	—	105,409

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$60,540	$60,540	$—	$—	$60,540
FRB and FHLB stock	4,633	—	4,633	—	4,633
Investment securities	22,043	149	22,162	—	22,311
Loans, net	847,383	—	845,302	8,278	853,580
Financial liabilities:
Deposits	766,185	—	765,565	—	765,565
Other borrowings	105,000	—	106,051	—	106,051

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

The fair value of other investment securities was determined based on matrix pricing.  Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds.  Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2021 and December 31, 2020, the Company had loans held for sale with an aggregate carrying value of $29.8 million and $31.2 million, respectively.

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

There were no standby letters of credit outstanding at March 31, 2021 and December 31, 2020.  Unfunded loan commitments at March 31, 2021 and December 31, 2020 were $60.4 million and $59.5 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $105.0 million at March 31, 2021 and December 31, 2020, respectively, borrowed at fixed rates.  The Company also had $22 million of letters of credit with FHLB at March 31, 2021 to secure public funds.  At March 31, 2021, CWB had pledged to the FHLB $16.9 million of securities and $329.9 million of loans.  At March 31, 2021, CWB had $92.3 million available for additional borrowing.  At December 31, 2020, CWB had pledged to the FHLB $18.9 million of securities and $304.7 million of loans.  At December 31, 2020, CWB had $81.4 million available for additional borrowing. Total FHLB interest expense for the three months ended March 31, 2021 and March 31, 2020 was $0.3 million and $0.4 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of March 31, 2021 and December 31, 2020.  Available borrowing capacity was $110.7 million and $102.7 million as of March 31, 2021 and December 31, 2020, respectively. The Company also established a borrowing line with FRB under the Paycheck Protection Program Liquidity Fund (PPPLF).  Advances are secured by SBA PPP loans for up to the term of the loan.  There were no PPPLF advances at March 31, 2021.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of March 31, 2021 and December 31, 2020.

Line of Credit - In July of 2019, the Company entered into a change of terms on its revolving line of credit agreement for up to $10.0 million.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account, which had no required deposits at March 31, 2021.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  As of March 31, 2021, the there was no outstanding balance on the revolving line of credit.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended March 31,
	2021	2020
	Unrealized holding gains (losses ) on AFS
	(in thousands)
Beginning balance	$35	$(78)
Other comprehensive loss before reclassifications	(45)	(34)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive loss	(45)	(34)
Ending Balance	$(10)	$(112)

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2021.  Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share.  There were no common stock shares repurchased under this program during the three months ended March 31, 2021.

During the three months ended March 31, 2021 and 2020, the Company paid common stock dividends of $0.5 million.

9.	CAPITAL REQUIREMENT

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company.   The Final Rules implemented the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and substantially amended the regulatory risk-based capital rules applicable to the Company.  Basel III redefined the regulatory capital elements and minimum capital ratios and  revised rules for calculating risk-weighted assets and added a component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2021 and December 31, 2020.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio (1)
March 31, 2021
CWB’s actual regulatory ratios	12.53%	11.28%	11.28%	8.97%	8.97%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

(1)	Temporary CBLR requires minimum of 8.50% to be considered well-capitalized until January 1, 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2020
CWB’s actual regulatory ratios	12.27%	11.02%	11.02%	9.29%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

There are no conditions or events since March 31, 2021 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

10.	REVENUE RECOGNITION

The Company adopted ASU No, 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606 on January 1, 2018.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as servicing rights, financial guarantees and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to non-interest income streams such as deposit related fees, interchange fees and merchant income.  However, the recognition of these income streams did not change upon the adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with clients.  Non-interest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, check orders, account analysis fees, and other deposit account related fees. The Company’s performance obligation for monthly service fees and account analysis fees is generally satisfied, and the related income recognized, over the period in which the service is provided. Check orders and other deposit related fees are largely transactional based and, therefore, the Company’s performance obligation is satisfied, and related income recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to clients’ accounts.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended March 31,
	2021	2020
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$53	$120
Exchange fees and other service charges	103	40
Non-interest income (in-scope of Topic 606)	156	160
Non-interest income (out-of-scope of Topic 606)	741	790
Total	$897	$950

Contract Balances

A contract asset balance occurs when an entity performs a service for a client before the client pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a client for which the entity has already received payment (or payment is due) from the client. The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized. The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances.  As of March 31, 2021 and December 31, 2020, the Company did not have any signficant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a client if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a client that it would not have incurred if the contract had not been obtained. The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.  Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

11.	LEASES

The Company previously adopted Leases Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.    As of March 31, 2021, the balance of the right-of-use assets was $5.7 million, and the lease liabilities were $5.7 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Three Months Ended March 31,
	2021	2020
Lease cost:	(in thousands)
Operating lease cost	250	277
Sublease income	—	—
Total lease cost	250	277

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	248	274
Weighted average remaining lease term - operating leases	8.61 years	9.52 Years
Weighted average discount rate - operating leases	3.23%	3.24%

Future minimum operating lease payments:

	March 31,
	2021	2020
	(in thousands)
2020	$—	$741
2021	744	884
2022	887	779
2023	813	705
2024	821	713
2025	768	705
Thereafter	2,586	2,586
Total future minimum lease payments	$6,619	$7,113
Less remaining imputed interest	866	1,021
Total lease liabilities	$5,753	$6,092

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the other financial information appearing elsewhere in this report.

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

•
COVID-19 related impact on the Company and its clients, employees, and vendors, which may depend on several factors including the scope and continued duration of the pandemic, its influence on the financial markets, long-term and post-pandemic changes in the banking preferences and behaviors of clients, supply chain risks to the bank and its clients and actions taken by governmental authorities and other third parties in response to the pandemic;

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;

•	legislative or regulatory changes which may adversely affect the Company’s business

•	the water shortage in certain areas of California and its impact on the economy;

•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and successfully building its brand image;

•	changes in interest rates which may reduce or increase net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	technological changes which may be more difficult to implement or more expensive than anticipated;

•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;

•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay

•	the occurrence or non-occurrence of events longer than anticipated;

•	the ability to originate loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management;

•	the ability to realize cost efficiencies;

•	a failure or breach of our operational or security systems or infrastructure;

•	a return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services;

•	loss of key personnel;

•	sources of liquidity;

•	possible impact by the transition from Libor as a reference rate

•	risks related to natural disasters, terrorist attacks, threats of war or actual war and health epidemics may impact our operations, revenues, costs, and stock price.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company headquartered in Goleta, California providing full-service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has seven California branch banking offices in Goleta, Ventura, Santa Maria, Santa Barbara, San Luis Obispo, Oxnard, and Paso Robles.  These entities are collectively referred to herein as the “Company”.

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

The original PPP terminated on August 8, 2020, but was reopened in January 2021, with $284 billion in additional funding. As part of the resumption of the program, significant clarifications and modifications were made related to the scope of businesses eligible, expansion of the scope of expenses eligible for forgiveness, and simplification of forgiveness mechanisms for loans of $150,000 or less. Eligible businesses were able to apply for and receive PPP loans through May 31, 2021 and certain small businesses that previously received a loan under the original program were eligible to obtain an additional loan. These loans have a five-year term and earn interest at a rate of 1%. During the three months ended, March 31, 2021, the Company funded $48.1 million in loans under the second round of the PPP and received $22.8 million in loan payoffs on the first round of PPP loans. As of March 31, 2021, the outstanding balance of loans originated under the first and second round of the PPP totaled $94.5 million.

The CARES Act permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and provided interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This included the following (i) the loan modification was made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022. The Company is applying this guidance to qualifying loan modifications. The types of loan modifications granted to borrowers included extensions of loan maturity dates, covenant waivers, interest only payments for a specified period of time, and loan payment deferrals. As of March 31, 2021, the Company has outstanding modifications on loans that met these conditions with a net balance of $1.4 million, of which, modifications involving loan payment deferrals total $1.4 million.

We are proud to have facilitated $117.3 million of SBA PPP loans to businesses throughout the communities we serve. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes to loans originated under the PPP and exclusion from average assets used for the leverage ratio as long as the loans are pledged to the Federal Reserve Bank’s Paycheck Protection Program Liquidity Fund (PPPLF) program.  The capital rule was issued April 9, 2020 and was effective immediately.

The Company has held discussions with many of our clients and they have expressed their general concern about the uncertain economic conditions.  At this time, we believe it is premature to predict the magnitude of the impact.  Measures we have taken to assist our clients include loan programs that provide short-term relief.  Under these programs, borrowers who were in good standing as of the date of the request, can elect to defer full or partial payments for up to a 180-day period.  Bank regulators issued a statement on March 22, 2020, and a revised statement on April 7, 2020, which provides confirmation that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers with a current payment status are not Troubled Debt Restructured (TDR) loans. As of March 31, 2021, the balance of these loans was $1.4 million or 0.2% of the Bank’s total loan portfolio.

These programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators. The industries most heavily impacted include retail, healthcare, hospitality, schools, and energy. The Company’s management team has evaluated the loans related to the affected industries, and at March 31, 2021, the Bank’s loans to these industries were $172.4 million, which is 19.4% of our $887.8 million loan portfolio.

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

Financial Result Highlights for the First Quarter of 2021

The significant factors impacting the Company’s first quarter earnings performance were:

•	Net income was $3.0 million, or $0.35 per diluted share in 1Q21, compared to $2.6 million, or $0.31 per diluted share in 4Q20.
•	Net interest income increased to $10 million for the quarter, compared to $9.8 million for 4Q20 and $8.5 million in 1Q20.
•
A provision credit for loan losses of $173,000 for the quarter, compared to a provision credit for loan losses of $44,000 for 4Q20. The resulting allowance was 1.19% of total loans held for investment at March 31, 2021, and 1.34% of total loans held for investment excluding the $94.5 million of Paycheck Protection Program (“PPP”) loans at March 31, 2021, which are 100% guaranteed by the Small Business Administration (“SBA”).*

•	Net interest margin improved to 4.19% for 1Q21, compared to 4.13% for 4Q20, and 3.97% for 1Q20.
•
Total demand deposits increased $57.2 million to $637.1 million at March 31, 2021, compared to $579.9 million at December 31, 2020. Total demand deposits represented 79.2% of total deposits at March 31, 2021, compared to 75.7% at December 31, 2020.

•	Total loans increased $30.2 million to $887.8 million at March 31, 2021, compared to $857.6 million at December 31, 2020.
•	Book value per common share increased to $10.77 at March 31, 2021, compared to $10.50 at December 31, 2020.
•	The Bank’s community bank leverage ratio (CBLR) was 8.97% at March 31, 2021, compared to 9.29% at December 31, 2020.
•	Net non-accrual loans decreased by 51.3% to $1.8 million at March 31, 2021, compared to $3.7 million at December 31, 2020.
•	Other assets acquired through foreclosure, net, was $2.6 million at March 31, 2021 and December 31, 2020, respectively.
•	Awarded a “Super Premier Performance” rating by The Findley Reports.

*Non-GAAP

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2021 throughout the analysis sections of this report.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and investment securities.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net income	$3,021	$1,598
Basic earnings per share	0.36	0.19
Diluted earnings per share	0.35	0.19
Total assets	1,018,022	925,208
Total net loans	877,615	772,829
Total deposits	804,521	711,599
Total stockholders’ equity	91,791	83,161
Book value per common share	10.77	9.82
Net interest margin	4.19%	3.97%
Return on average assets	1.22%	0.73%
Return on average stockholders’ equity	13.48%	7.76%

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
Consolidated Income Statement Data:	(dollars in thousands)
Interest income	$11,055	$10,975	$80
Interest expense	1,013	2,512	(1,499)
Net interest income	10,042	8,463	1,579
Credit (provision) for loan losses	(173)	392	(565)
Net interest income after (credit) provision for loan losses	10,215	8,071	2,144
Non-interest income	897	950	(53)
Non-interest expenses	6,860	6,729	131
Income before income taxes	4,252	2,292	1,960
Provision for income taxes	1,231	694	537
Net income	$3,021	$1,598	$1,423
Income per share - basic	$0.36	$0.19	$0.17
Income per share - diluted	$0.35	$0.19	$0.17

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$71,287	$39	0.22%	$41,470	$126	1.22%
Investment securities	25,892	160	2.51%	29,057	185	2.56%
Loans (1)	875,766	10,856	5.03%	787,537	10,664	5.45%
Total earnings assets	972,945	11,055	4.61%	858,064	10,975	5.14%
Nonearning Assets
Cash and due from banks	2,076			3,053
Allowance for loan losses	(10,230)			(8,880)
Other assets	39,820			34,181
Total assets	$1,004,611			$886,418
Interest-Bearing Liabilities
Interest-bearing demand deposits	410,615	481	0.48%	283,209	719	1.02%
Savings deposits	19,327	21	0.44%	15,707	30	0.77%
Time deposits	173,541	240	0.56%	301,399	1,373	1.83%
Total interest-bearing deposits	603,483	742	0.50%	600,315	2,122	1.42%
Other borrowings	105,000	271	1.05%	68,571	390	2.29%
Total interest-bearing liabilities	708,483	1,013	0.58%	668,886	2,512	1.51%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	189,019			117,890
Other liabilities	16,203			16,827
Stockholders’ equity	90,906			82,815
Total Liabilities and Stockholders’ Equity	$1,004,611			$886,418
Net interest income and margin (3)		$10,042	4.19%		$8,463	3.97%
Net interest spread (4)			4.04%			3.63%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balance.
	Three Months Ended March 31, 2021 versus 2020
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$16	$(103)	$(87)
Investment securities	(20)	(5)	(25)
Loans, net	1,094	(902)	192
Total interest income	1,090	(1,010)	80

Interest expense:
Interest-bearing demand deposits	151	(389)	(238)
Savings deposits	4	(13)	(9)
Time deposits	(177)	(956)	(1,133)
Short-term borrowings	94	(213)	(119)
Total interest expense	72	(1,571)	(1,499)
Net increase	$1,018	$561	$1,579

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three months ended March 31, 2021 and 2020 was $11.1 million and $11.0 million, respectively.  Total interest income in the first quarter of 2021 benefited from loan growth of $105.9 million compared to the first quarter of 2020 primarily from the Bank’s participation in the Small Business Administration’s Paycheck Protection Program (PPP).  Interest income from interest-bearing deposits in other institutions decreased primarily due to decreased rates on cash held with other financial institutions during the first quarter of 2021 compared to 2020.  The annualized yield on interest-earning assets for the first quarter 2021 compared to 2020 was 4.61% and 5.14%, respectively. In the third quarter of 2019, the Federal Open Market Committee (“FOMC”) reduced the federal funds target rate by 50 basis points. In an emergency FOMC meeting on March 15, 2020, the committee voted to cut the target range for the fed funds overnight rate to 0% - 0.25% to further combat the COVID-19 crisis. The FOMC has continued to keep the fed funds overnight rate at a range of 0% - 0.25% through March 31, 2021.

Interest expense for the three months ended March 31, 2021 compared to 2020 decreased by $1.5 million.  This decrease in interest expense for the comparable periods was primarily due to decreased interest-bearing demand rates and decreased cost of funds on repricing of maturing time deposits.  The annualized average cost of interest-bearing liabilities decreased by 93 basis points to 0.58% for the three months ended March 31, 2021 compared to the same period in 2020.  The cost of deposits decreased by 92 basis points to 0.50% for the first quarter 2021 compared to 1.42% for the first quarter 2020.  The cost of other borrowings for the comparable periods decreased by 124 basis points to 1.05% for the three months ended March 31, 2021 compared to the same period in 2020 due to the decrease in the balance of other borrowings at CWBC.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the three months ended March 31, 2021 to 4.19% compared to 3.97% in the three months ended March 31, 2020.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses were $(0.2) million and $0.4 million for the first quarters of 2021, and 2020, respectively, and was impacted by $0.2 million of recoveries in the first quarter of 2021. The decrease in the ratio of allowance for loan losses to loans held for investment from 1.23% at December 31, 2020 to 1.19% at March 31, 2021 was primarily attributable to improved asset quality reflected due to positive loan risk migrations during the first quarter of 2021.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	139	20	10	41	2	—	—	212
Net recoveries	139	20	10	41	2	—	—	212
Provision (credit)	(128)	250	(281)	(29)	(2)	18	(1)	(173)
Ending balance	$2,623	$6,220	$1,108	$130	$25	$126	$1	$10,233

2020
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	20	27	3	2	—	—	58
Net recoveries	6	20	27	3	2	—	—	58
Provision (credit)	174	247	(25)	(6)	(2)	4	—	392
Ending balance	$2,364	$5,484	$1,164	$29	$27	$96	$3	$9,167

The percentage of net nonaccrual loans to the total loan portfolio has increased to 0.21% as of March 31, 2021 from 0.47% at December 31, 2020.

The allowance for loan losses compared to net nonaccrual loans has increased to 561% as of March 31, 2021 from 263% as of December 31, 2020.  Total past due loans decreased to $0.2 million as of March 31, 2021 from $1.9 million as of December 31, 2020.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit clients.

The following table summarizes the Company’s non-interest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020
	(in thousands)
Other loan fees	$313	$341	$(28)
Gains from loan sales, net	118	190	(72)
Document processing fees	106	124	(18)
Service charges	67	134	(67)
Other	293	161	132
Total non-interest income	$897	$950	$(53)

Total non-interest income decreased slightly to $0.9 million for the three months ended March 31, 2021 compared to $1.0 million for the same period in 2020.  Gains from loan sales were primarily attributed to Farmer Mac loans sold in the first quarter of 2021 and decreased for the first quarter of 2021 compared to the same period in 2020 due to the size of loans originated in 2021. Other loan fees and document processing fees for the three months ended March 31, 2021 decreased due to decreased loan fundings during the first three months of 2021 compared to 2020. Service charges income decreased 50% during the three months ended March 31, 2021 compared to 2020 primarily due to the Company’s adherence with the Cares Act initiative to waive certain transaction fees.  The Company anticipates these transaction fees will be reinstated later in 2021 . Other income increased over the same period in 2020 due to increased interchange fee income and gains on securities held at fair value.

Non-Interest Expenses

The following table summarizes the Company’s non-interest expenses for the periods indicated:

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Non-interest expenses:
Salaries and employee benefits	$4,565	$4,398	$167
Occupancy, net	779	758	21
Professional services	340	383	(43)
Data processing	340	283	57
Depreciation	205	208	(3)
FDIC assessment	91	144	(53)
Advertising and marketing	183	153	30
Stock based compensation	68	85	(17)
Other	289	317	(28)
Total non-interest expenses	$6,860	$6,729	$131

Total non-interest expenses increased to $6.9 million for the three months ended March 31, 2021 compared to $6.7 million for the same period in 2020.  The increase in non-interest expenses for the periods shown was primarily due to increased salaries and employee benefits, data processing, and advertising and marketing as a result of the Bank’s strengthening in the Northern and Southern regions, and addition of client relationship and support positions.  The year-over-year decrease in FDIC assessment expense was mainly attributable to a lower FDIC quarterly assessment multiplier caused by a change in the deposit mix. The decrease in other expenses were mainly due to increased loan origination cost deferral expenses, primarily related to PPP loans, during the three months ended March 31, 2021 compared to 2020.

Income Taxes

Income tax provision for the three months ended March 31, 2021 was $1.2 million compared to $0.7 million in the same period during 2020.  The combined state and federal effective income tax rates for the three months ended March 31, 2021 and 2020 were 29.0% and 30.3%, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $4.0 million at March 31, 2021 and December 31, 2020, respectively, are reported in the consolidated balance sheet as a component of total assets. Net deferred tax assets were $3.0 million at March 31, 2020.

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

There was no valuation allowance on deferred tax assets at March 31, 2021 or December 31, 2020.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at March 31, 2021 and December 31, 2020.

BALANCE SHEET ANALYSIS

Total assets increased $42.6 million to $1.02 billion at March 31, 2021 from $975.4 million at December 31, 2020.  Net loans increased by $30.2 million to $877.6 million at March 31, 2021 from $847.4 million at December 31, 2020.  The majority of the loan increase was due to increases of $25 million in SBA PPP loans, $5.2 million in commercial real estate and $4.3 million in our manufactured housing portfolios partially offset by declines in the other loan portfolios.

Total liabilities increased $39.8 million to $926.2 million at March 31, 2021 from $886.4 million at December 31, 2020 mostly due to increased total deposits of $38.3 million. Non-interest-bearing demand deposits increased by $14.8 million and interest-bearing demand deposits increased by $42.4 million, while certificates of deposit decreased $20.0 million primarily due to the Company’s strategic replacement of higher rate funding while rates remain low.

Total stockholders’ equity increased $2.8 million to $91.8 million at March 31, 2021 from $89.0 million at December 31, 2020.  The $3.0 million increase in retained earnings from net income was partially offset by a $0.5 million decrease from common stock dividends.  The book value per common share was $10.77 at March 31, 2021 compared to $10.50 at December 31, 2020.

Selected Balance Sheet Accounts

	March 31, 2021	December 31, 2020	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$73,735	$60,540	$13,195	21.8%
Investment securities available-for-sale	17,588	17,308	280	1.6%
Investment securities held-to-maturity	3,781	4,586	(805)	(17.6)%
Loans - held for sale	29,767	31,229	(1,462)	(4.7)%
Loans - held for investment, net	847,848	816,154	31,694	3.9%
Total assets	1,018,022	975,435	42,587	4.4%
Total deposits	804,521	766,185	38,336	5.0%
Other borrowings	105,000	105,000	-
Total stockholder’s equity	91,791	89,007	2,784	3.1%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	March 31, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$284,583	$280,284
Commercial real estate	407,336	402,148
Commercial	55,944	80,851
SBA	97,988	81,442
HELOC	3,846	3,861
Single family real estate	10,966	10,490
Consumer	10	133
Total loans held for investment, gross	860,673	859,209
Allowance for loan losses	(10,233)	(10,194)
Deferred costs, net	(2,544)	(1,583)
Discount on SBA loans	(48)	(49)
Total loans held for investment, net	$847,848	$847,383

The Company had $29.8 million of loans held for sale at March 31, 2021 compared to $31.2 million at December 31, 2020.  Loans held for sale at March 31, 2021 consisted of $8.1 million SBA loans and $21.7 million commercial agriculture loans.  Loans held for sale at December 31, 2020, were $8.3 million SBA loans and $22.9 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by manufactured housing, commercial, SBA, construction, real estate, and consumer clients served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of March 31, 2021 and December 31, 2020, manufactured housing loans comprised 32.1% and 32.7%, respectively, of total loans.  As of March 31, 2021 and December 31, 2020, commercial real estate loans accounted for approximately 45.9% and 46.9% of total loans, respectively.  Approximately 29.0% of these commercial real estate loans were owner-occupied at March 31, 2021 and December 31, 2020.  Substantially all of these loans are secured by first liens with average loan to value ratios of 54.1% and 53.8% at March 31, 2021 and December 31, 2020, respectively.  The Company was within established concentration policy limits at March 31, 2021 and December 31, 2020.

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

	March 31, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$1,825	$3,665
Troubled debt restructured loans, gross	11,160	11,141
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.21%	0.47%
Net charge-offs (recoveries) (annualized) to average loans	(0.10)%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	561%	263%
Allowance for loan losses to gross loans	1.19%	1.23%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Total nonaccrual loans	$1,948	$3,872
Government guaranteed portion of loans included above	(123)	(207)
Total nonaccrual loans, without guarantees	$1,825	$3,665

Troubled debt restructured loans, gross	$11,160	$11,141
Loans 30 through 89 days past due with interest accruing	$214	$1,889
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.19%	1.23%

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

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 ( the extension of the expiration date was passed as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal on December 21, 2020) or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due.  These were short-term, 180 days or less, modifications in the form of payment deferrals.  With the passage of The Economic Aid Act, the Company modified and extended its payment deferral program.  The new program is for 90 days. As of March 31, 2021, 5 loans remained on deferral for a total of $1.4 million.  Of the $1.4 million, 3 loans for $1.2 million were new deferrals in 2021.

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of March 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,200	$227	$—	$—	$—	$443	$—	$4,870
Impaired loans with no allowance recorded	1,809	1,427	1,789	420	—	1,850	—	7,295
Total loans individually evaluated for impairment	6,009	1,654	1,789	420	—	2,293	—	12,165
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	261	17	—	—	—	15	—	293
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	261	17	—	—	—	15	—	293
Total impaired loans, net	$5,748	$1,637	$1,789	$420	$—	$2,278	$—	$11,872

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	2,294	1,468	1,504	292	—	1,860	—	7,418
Total loans individually evaluated for impairment	6,696	1,698	1,504	292	—	2,309	—	12,499
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	279	16	—	—	—	16	—	311
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	279	16	—	—	—	16	—	311
Total impaired loans, net	$6,417	$1,682	$1,504	$292	$—	$2,293	$—	$12,188

Total impaired loans decreased $0.3 million in the first quarter of 2021 compared to December 31, 2020.  This decrease was primarily in impaired manufactured housing loans of $0.7 million although all the other loan categories except SBA had decreases.

The following table summarizes the composite of nonaccrual loans:

	At March 31, 2021			At December 31, 2020
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$232	11.91%	0.03%	$614	15.86%	0.08%
Commercial real estate	1,428	73.30%	0.17%	1,469	37.94%	0.01%
Commercial	—	0.00%	0.00%	1,390	35.90%	0.21%
SBA	164	8.42%	0.02%	275	7.10%	0.05%
HELOC	—	0.00%	0.00%	—	0.00%	0.00%
Single family real estate	124	6.37%	0.01%	124	3.20%	0.00%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$1,948	100.00%	0.23%	$3,872	100.00%	0.35%

Nonaccrual balances include $0.1 million and $0.2 million of loans that are government guaranteed at March 31, 2021 and December 31, 2020, respectively.  Nonaccrual loans net of government guarantees decreased $1.8 million or 51.3%, from $3.7 million at December 31, 2020 to $1.8 million at March 31, 2021. Net nonaccrual loans to total loans slightly decreased to 0.21% at March 31, 2021 compared to 0.47% at December 31, 2020.

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

Allowance for Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended March 31,
	2021	2020
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$10,194	$8,717
Provisions charged to operating expenses:
Manufactured housing	(128)	174
Commercial real estate	250	247
Commercial	(281)	(25)
SBA	(29)	(6)
HELOC	(2)	(2)
Single family real estate	18	4
Consumer	(1)	—
Total Provision (credit)	(173)	392
Recoveries of loans previously charged-off:
Manufactured housing	139	6
Commercial real estate	20	20
Commercial	10	27
SBA	41	3
HELOC	2	2
Single family real estate	—	—
Consumer	—	—
Total recoveries	212	58
Loans charged-off:
Manufactured housing	—	—
Commercial real estate	—	—
Commercial	—	—
SBA	—	—
HELOC	—	—
Single family real estate	—	—
Consumer	—	—
Total charged-off	—	—
Net charge-offs (recoveries)	(212)	(58)
Balance at end of period	$10,233	$9,167

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	March 31, 2021
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	6	$438	1.66%	0.05%
Commercial real estate	24	19,761	74.69%	2.25%
Commercial	11	5,290	19.99%	0.60%
SBA	4	797	3.01%	0.09%
HELOC	—	—	0.00%	0.00%
Single family real estate	2	173	0.65%	0.02%
Total	47	$26,459	100.00%	3.01%

(1)	Of the $26.5 million of potential problem loans, $3.5 million are guaranteed by government agencies.

	December 31, 2020
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	6	$370	1.28%	0.04%
Commercial real estate	25	21,984	76.20%	2.56%
Commercial	13	5,645	19.57%	0.66%
SBA	4	845	2.93%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.02%	0.00%
Total	49	$28,849	100.00%	3.36%

(1)	Of the $28.8 million of potential problem loans, $3.5 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
U.S. government agency notes	$6,256	$6,472
U.S. government agency mortgage-backed securities (“MBS”)	3,781	4,586
U.S. government agency collateralized mortgage obligations (“CMO”)	6,850	7,785
Other securities	4,482	3,051
Equity securities: Farmer Mac class A stock	201	149
Total	$21,570	$22,043

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:
	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$2,614	$2,524
Additions	136	106
Proceeds from dispositions	—	—
Gain (loss) on foreclosed assets, net	(178)	77
Third-party portion of writedown/loss	—	—
Balance, end of period	$2,572	$2,707

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

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	March 31, 2021	December 31, 2020	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing demand deposits	$196,617	$181,837	$14,780	8.1%
Interest-bearing demand deposits	440,502	398,101	42,401	10.7%
Savings	19,858	18,736	1,122	6.0%
Certificates of deposit ($250,000 or more)	20,072	30,536	(10,464)	(34.3)%
Other certificates of deposit	127,472	136,975	(9,503)	(6.9)%
Total deposits	$804,521	$766,185	$38,336	5.0%

Total deposits increased to $804.5 million at March 31, 2021 from $766.2 million at December 31, 2020, an increase of $38.3 million.  This increase was primarily from interest-bearing demand and non-interest-bearing demand partially offset by decreased certificates of deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”).  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At March 31, 2021 and December 31, 2020, the Company had $97.0 million and $91.9 million, respectively, of CDARS and ICS deposits.  As of March 31, 2021 the Company had $15.0 million of insured overnight funding compared to $10.0 million at December 31, 2020.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators.  Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing, and financing activities and related cash flows.  To ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified client base.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.

The Company has established policies as well as analytical tools to manage liquidity.  Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected client demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost-effective manner.  The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits.  Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position.  The Company’s liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective.  Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk.

The Company has asset and liability management committees (“ALCO”) at the Board and Bank management level to review asset and liability management and liquidity issues.

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $105.0 million of FHLB advances at March 31, 2021 and December 31, 2020, respectively, borrowed at fixed rates.  The Company also had $22.0 million of letters of credit with FHLB at March 31, 2021 to secure public funds.  At March 31, 2021, CWB had pledged to the FHLB, $16.9 million of securities and $329.9 million of loans.  At March 31, 2021, CWB had $92.3 million available for additional borrowing.  At December 31, 2020, CWB had pledged to the FHLB, securities of $18.9 million at carrying value and $304.7 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2021 and December 31, 2020.  CWB had $110.7 million and $102.7 million in borrowing capacity as of March 31, 2021 and December 31, 2020, respectively. The Company also established a borrowing line with FRB under the Paycheck Protection Program Liquidity Fund (PPPLF).  Advances are secured by SBA PPP loans for up to the term of the loan.  There were no PPPLF advances at March 31, 2021.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of March 31, 2021 and December 31, 2020.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 11.9% and 11.2% at March 31, 2021 and December 31, 2020, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold, and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the Bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock, of which 8,524,413 have been issued at March 31, 2021.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2021 and December 31, 2020.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio (1)
March 31, 2021
CWB’s actual regulatory ratios	12.53%	11.28%	11.28%	8.97%	8.97%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

(1)	Temporary CBLR requires minimum of 8.50% to be considered well-capitalized until January 1, 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
December 31, 2020
CWB’s actual regulatory ratios	12.27%	11.02%	11.02%	9.29%	9.29%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A	N/A

There are no conditions or events since March 31, 2021 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

Supervision and Regulation

Banking is a complex, highly regulated industry.  The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation’s (“FDIC”) insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations, and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (“OCC”), and FDIC.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk are set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Interest Rate Risk.”

Our primary market risk exposure with the continuance of the COVID-19 crisis remains uncertain.  A review of our market risk methods is ongoing, and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis.  Repricing cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment.  SBA PPP loans and the FRB’s PPPLF borrowings are newer instruments and have payment characteristics that are still uncertain.  In late March 2020, we implemented loan payment programs for clients to alleviate the financial setback caused by the temporary closure of business and lost wages.  Under these programs, borrowers who were in good standing as of the date of the request, can elect to defer full or partial payments for up to a 180-day period.  At March 31, 2021 approximately 99.6% of loans have resumed payments as their deferral period ended. At the peak in July 2020, the Company had 269 loans on payment deferral for a total of $158.5 million.  As of March 31, 2021, 5 loans remained on deferral for a total of $1.4 million.  Of the $1.4 million, 3 loans for $1.2 million were new deferrals in 2021.  With the passage of The Economic Aid Act, the Company modified and extended its payment deferral program.  The new program is for 90 days.  To date, the Company has received very few requests for an additional payment deferral.  Client deposit flows may experience unusual fluctuations due to government support programs, client and business stress, and general money supply.  We continue to closely monitor client and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis continues to reveal itself. The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2021 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investing in our common stock involves various risks which are particular to our Company, our industry, and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no repurchases of its common stock during the quarter ended March 31, 2021 and there was approximately $1.4 million that may yet be purchased under the Company’s repurchase program.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 7, 2021	BY: /s/ Susan C. Thompson
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