Form 10-Q
period 2021-06-30
COMMUNITY WEST BANCSHARES /
filed 2021-08-06
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-23575

COMMUNITY WEST BANCSHARES
(Exact name of registrant as specified in its charter)

California	77-0446957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Pine Avenue, Goleta, California	93117
(Address of principal executive offices)	(Zip Code)

(805) 692-5821
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	CWBC	The Nasdaq Stock Market, LLC

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,589,166 as of July 30, 2021.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	2
Consolidated Income Statements for the three and six months ended June 30, 2021 and 2020 (unaudited)	3
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (unaudited)	4
Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 (unaudited)	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	49
Item 4 – Controls and Procedures	49

Part II. Other Information
Item 1 – Legal Proceedings	50
Item 1A – Risk Factors	50
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3 – Defaults Upon Senior Securities	50
Item 4 – Mine Safety Disclosures	50
Item 5 – Other Information	50
Item 6 – Exhibits	51

Signatures	51

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks and federal funds sold	$2,638	$1,587
Interest-earning demand in other financial institutions	109,642	58,953
Cash and cash equivalents	112,280	60,540
Investment securities - available-for-sale, at fair value; amortized cost of $19,473 at June 30, 2021 and $17,266 at December 31, 2020	19,679	17,308
Investment securities - held-to-maturity, at amortized cost; fair value of $3,563 at June 30, 2021 and $4,854 at December 31, 2020	3,370	4,586
Investment securities - measured at fair value; amortized cost of $66 at June 30, 2021 and December 31, 2020.	198	149
Federal Home Loan Bank stock, at cost	3,068	3,260
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	27,252	31,229
Held for investment, net of allowance for loan losses of $10,240 at June 30, 2021 and $10,194 at December 31, 2020	855,777	816,154
Total loans	883,029	847,383
Other assets acquired through foreclosure, net	2,572	2,614
Premises and equipment, net	6,830	7,154
Other assets	30,629	31,068
Total assets	$1,063,028	$975,435
Liabilities:
Deposits:
Non-interest-bearing demand	$202,293	$181,837
Interest-bearing demand	449,649	398,101
Savings	19,700	18,736
Certificates of deposit ($250,000 or more)	19,791	30,536
Other certificates of deposit	173,145	136,975
Total deposits	864,578	766,185
Other borrowings	90,000	105,000
Other liabilities	12,993	15,243
Total liabilities	967,571	886,428
Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,589,166 shares issued and outstanding at June 30, 2021 and 8,473,063 at December 31, 2020	43,780	42,909
Retained earnings	51,527	46,063
Accumulated other comprehensive income	150	35
Total stockholders’ equity	95,457	89,007
Total liabilities and stockholders’ equity	$1,063,028	$975,435

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$11,433	$10,585	$22,289	$21,249
Investment securities and other	218	192	417	503
Total interest income	11,651	10,777	22,706	21,752
Interest expense:
Deposits	771	1,500	1,513	3,622
Other borrowings	194	496	465	886
Total interest expense	965	1,996	1,978	4,508
Net interest income	10,686	8,781	20,728	17,244
Provision for loan losses	(41)	762	(214)	1,154
Net interest income after provision for loan losses	10,727	8,019	20,942	16,090
Non-interest income:
Other loan fees	310	283	623	624
Gains from loan sales, net	130	97	248	287
Document processing fees	138	108	244	232
Service charges	74	62	141	196
Other	220	90	513	251
Total non-interest income	872	640	1,769	1,590
Non-interest expenses:
Salaries and employee benefits	4,379	4,574	8,944	8,972
Occupancy, net	780	776	1,559	1,534
Professional services	430	559	770	942
Data processing	332	260	672	543
Depreciation	198	206	403	414
FDIC assessment	121	133	212	277
Advertising and marketing	164	265	347	418
Stock based compensation	58	95	126	180
Other	207	135	496	452
Total non-interest expenses	6,669	7,003	13,529	13,732
Income before provision for income taxes	4,930	1,656	9,182	3,948
Provision for income taxes	1,379	496	2,610	1,190
Net income	$3,551	$1,160	$6,572	$2,758
Earnings per share:
Basic	$0.42	$0.14	$0.77	$0.33
Diluted	$0.41	$0.14	$0.76	$0.32
Weighted average number of common shares outstanding:
Basic	8,549	8,472	8,522	8,472
Diluted	8,717	8,498	8,661	8,541
Dividends declared per common share	$0.070	$0.045	$0.130	$0.100

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$3,551	$1,160	$6,572	$2,758
Other comprehensive income, net:
Unrealized income on securities available-for-sale (AFS), net (tax effect of $96, $24, $115 and $10 for each respective period presented)	160	59	115	25
Net other comprehensive income	160	59	115	25
Comprehensive income	$3,711	$1,219	$6,687	$2,783

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended June 30, 2021	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, March 31, 2021:	8,524	$43,227	$(10)	$48,574	$91,791
Net income	—	—	—	3,551	3,551
Exercise of stock options	65	494	—	—	494
Stock based compensation	—	59	—	—	59
Dividends on common stock	—	—	—	(598)	(598)
Other comprehensive income, net	—	—	160	—	160
Balance, June 30, 2021	8,589	$43,780	$150	$51,527	$95,457

Three Months Ended June 30, 2020	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, March 31, 2020:	8,472	$42,671	$(112)	$40,602	$83,161
Net income	—	—	—	1,160	1,160
Exercise of stock options	—	—	—	—	—
Stock based compensation	—	95	—	—	95
Dividends on common stock	—	—	—	(382)	(382)
Other comprehensive income, net	—	—	59	—	59
Balance, June 30, 2020	8,472	$42,766	$(53)	$41,380	$84,093

Six Months Ended June 30, 2021	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2020:	8,473	$42,909	$35	$46,063	$89,007
Net income	—	—	—	6,572	6,572
Exercise of stock options	116	745	—	—	745
Stock based compensation	—	126	—	—	126
Dividends on common stock	—	—	—	(1,108)	(1,108)
Other comprehensive income, net	—	—	115	—	115
Balance, June 30, 2021	8,589	$43,780	$150	$51,527	$95,457

Six Months Ended June 30, 2020	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2019:	8,472	$42,586	$(78)	$39,470	$81,978
Net income	—	—	—	2,758	2,758
Exercise of stock options	—	—	—	—	—
Stock based compensation	—	180	—	—	180
Dividends on common stock	—	—	—	(848)	(848)
Other comprehensive income, net	—	—	25	—	25
Balance, June 30, 2020	8,472	$42,766	$(53)	$41,380	$84,093

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$6,572	$2,758
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(214)	1,154
Depreciation	403	414
Stock based compensation	126	180
Deferred income taxes	(77)	(217)
Net accretion of discounts and premiums for investment securities	39	46
(Gains) Losses on:
Sale of loans, net	(248)	(287)
Sale of assets, net	—	25
Loans originated for sale and principal collections, net	3,977	6,956
Changes in:
Investment securities held at fair value	(49)	39
Other assets	350	(3,717)
Other liabilities	(1,890)	993
Servicing assets, net	(64)	(125)
Net cash provided by operating activities	8,925	8,219
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	2,273	2,342
Purchase of available-for-sale securities	(4,500)	(1,500)
Principal pay downs and maturities of held-to-maturity securities	1,196	449
Loan originations and principal collections, net	(39,297)	(87,105)
Redemption (purchase) of restricted stock, net	192	(931)
Purchase of premises and equipment, net	(79)	(112)
Net cash used in investing activities	(40,215)	(86,857)
Cash flows from financing activities:
Net (decrease) increase in deposits	98,393	(776)
Net (decrease) increase in borrowings	(15,000)	145,103
Exercise of stock options	745	—
Cash dividends paid on common stock	(1,108)	(848)
Net cash provided by financing activities	83,030	143,479
Net increase cash and cash equivalents	51,740	64,841
Cash and cash equivalents at beginning of period	60,540	82,661
Cash and cash equivalents at end of period	$112,280	$147,502
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,128	$2,134
Income Taxes	$3,367	$—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	136	106

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2021 and 2020, and for the three months, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2020 and for the three and six months ended June 30, 2020 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

COVID-19 pandemic

The COVID-19 pandemic, first identified in the United States during the first quarter of 2020, has had adverse effects on the economy in the United States, generally, and in our service area, in particular. The assistance the government supported programs under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Consolidated Appropriations Act (CAA), including the Paycheck Protection Program (PPP), have lessened the disruptive effects of the COVID-19 pandemic.  CWB has actively worked to assist clients in applying for and receiving assistance through the PPP, and CWB has implemented a distinct COVID-19 relief program of payment deferrals, fee waivers and suspension of residential property foreclosures. While the origination fees recognized by CWB in providing these loans have been beneficial to CWB and, in turn CWBC, the full impact of the COVID-19 pandemic is not known at this time and the extent to which the COVID-19 pandemic will continue to affect our clients and our business is dependent on future developments.  These include the scope and duration of the pandemic, the effectiveness of vaccines and other therapies in treating and preventing the disease, the financial impact of the pandemic on our employees, clients, vendors, and services area, and what further actions the federal and state governments and other third parties may take in response to the pandemic.  The clients in our service area have experienced workforce challenges, business closures, and business slowdowns.  All of this may lead to increased credit ratings downgrades, loan delinquencies, defaults, reductions in asset values, and foreclosures, any of which could have an adverse effect on our business, financial condition, and results of operations.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and Small Business Association (‘‘SBA”).  The Company did not incur any lower of cost or fair value provision in the three and six months ended June 30, 2021 and 2020.

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

When loans are repaid or forgiven, any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for through interest income.

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

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encouraged financial institutions to work prudently with borrowers unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) further provided that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 ( the extension of the expiration date was passed as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal on December 21, 2020) or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we offered short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals. With the passage of The Economic Aid Act, the Company modified and extended its payment deferral program. The new program is for 90 days. As of June 30, 2021, the outstanding balance of these deferred loans was $0.6 million, or 0.1% of the Bank’s total loan portfolio.

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

Pass/Watch – The loans in the four remaining pass categories range from minimal risk to moderate risk to acceptable risk to Watch risk rating. Loans rated in the first three categories are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company. Loans in the minimal and moderate risk categories are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment. In the case of individuals, borrowers with this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment. Loans rated Watch indicate that although the borrower meets the criteria for a rating of acceptable risk or better, the credit possesses an identified and elevated risk level that should be resolved in a short period of time.  Technical risks include, but are not limited to, inadequate or improperly executed documentation, which may be material, serious delays in the submission of financial reporting or covenant violations that are not indicative of a protracted trend.

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

Commercial, CRE (which includes SBA 504, Land, and Construction) and SBA Loans

Charge-offs on these loan categories are taken as soon as all or a portion of any loan balance is deemed to be uncollectible.  A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Generally, loan balances are charged-down to the fair value of the collateral, if, based on a current assessment of the value, an apparent deficiency exists.  In the event there is no perceived value, the loan is generally charged-off in full.  Unsecured loans which are delinquent over 90 days are, without clear support, also charged-off in full.

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

The Company evaluates and individually assesses for impairment loans as Substandard or Doubtful, in addition to loans either on nonaccrual, considered a TDR, or when other conditions exist which lead management to review for possible impairment.  Measurement of impairment on impaired loans is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans.  The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods:

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

The Company determines the appropriate ALL on a monthly basis.  Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL determination and adjusted as deemed necessary.  The review of the appropriateness of the allowance takes into consideration such factors as concentrations of credit, changes in the growth, size, and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees, and economic and environmental conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral.  Additional factors considered include geographic location of borrowers, changes in the Company’s product-specific credit policy and lending staff experience.  These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

In March 2020, the FASB issued updated guidance codified within ASU-2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. The Company is currently evaluating the impact of the amended guidance. The adoption of this standard is not anticipated to have a material impact on the Company’s Consolidated Financial Statements.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,957	$37	$—	$5,994
U.S. government agency collateralized mortgage obligations (“CMO”)	6,016	35	(10)	6,041
Other securities	7,500	144	—	7,644
Total	$19,473	$216	$(10)	$19,679

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$3,370	$194	$(1)	$3,563
Total	$3,370	$194	$(1)	$3,563

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$132	$—	$198
Total	$66	$132	$—	$198

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$6,501	$1	$(30)	$6,472
U.S. government agency collateralized mortgage obligations (“CMO”)	7,765	33	(13)	7,785
Other securities	3,000	53	(2)	3,051
Total	$17,266	$87	$(45)	$17,308

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$4,586	$269	$(1)	$4,854
Total	$4,586	$269	$(1)	$4,854

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$83	$—	$149
Total	$66	$83	$—	$149

At June 30, 2021 and December 31, 2020, $15.4 million and $18.9 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	June 30, 2021
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$763	0.6%	$5,231	1.3%	$—	—	$5,994	1.2%
U.S. government agency CMO	85	2.0%	4,886	0.4%	210	0.4%	860	0.8%	6,041	0.6%
Other securities	—	—	7,644	3.9%	—	0.0%	—	—	7,644	3.9%
Total	$85	2.0%	$13,293	2.5%	$5,441	1.2%	$860	0.8%	$19,679	2.1%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,612	2.8%	$758	3.6%	$—	—	$3,370	3.0%
Total	$—	—	$2,612	2.8%	$758	3.6%	$—	—	$3,370	3.0%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$198	—
Total	$—	—	$—	—	$—	—	$—	—	$198	—

	December 31, 2020
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$784	0.6%	$5,688	1.7%	$—	—	$6,472	1.2%
U.S. government agency CMO	820	1.7%	5,832	0.6%	1,133	0.8%	—	—	7,785	2.3%
Other securities	—	0.0%	3,051	4.8%	—	0.0%	—	0.0%	3,051	4.8%
Total	$820	0	$9,667	1.9%	$6,821	1.5%	$—	—	$17,308	1.6%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$3,821	2.8%	$765	3.6%	$—	—	$4,586	2.9%
Total	$—	—	$3,821	2.8%	$765	3.6%	$—	—	$4,586	2.9%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$149	—
Total	$—	—	$—	—	$—	—	$—	—	$149	—

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	June 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$85	$85	$817	$820
After one year through five years	13,107	13,293	9,594	9,667
After five years through ten years	5,419	5,441	6,855	6,821
After ten years	862	860	—	—
Total	$19,473	$19,679	$17,266	$17,308

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	2,612	2,703	3,821	3,965
After five years through ten years	758	860	765	889
After ten years	—	—	—	—
Total	$3,370	$3,563	$4,586	$4,854

Securities measured at fair value
Farmer Mac class A stock	$66	$198	$66	$149
Total	$66	$198	$66	$149

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	June 30, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$—	$—	$—	$—
U.S. government agency CMO	—	—	10	1,069	10	1,069
Other securities	—	—	—	—	—	—
Total	$—	$—	$10	$1,069	$10	$1,069

Securities held-to-maturity
U.S. government agency MBS	$1	$178	$—	$—	$1	$178
Total	$1	$178	$—	$—	$1	$178

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$7	$784	$7	$784
U.S. government agency CMO	—	—	36	6,021	36	6,021
Other securities	2	1,498	—	—	2	1,498
Total	$2	$1,498	$43	$6,805	$45	$8,303

Securities held-to-maturity
U.S. government agency MBS	$1	$185	$—	$—	$1	$185
Total	$1	$185	$—	$—	$1	$185

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of June 30, 2021 and December 31, 2020, there were  4 and 13 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, Management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2021 and December 31, 2020, Management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.
3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of June 30, 2021 and December 31, 2020, the Company had approximately $8.0 million and $8.3 million, respectively, of SBA loans included in loans held for sale.  As of June 30, 2021 and December 31, 2020, the principal balance of SBA loans serviced for others was $3.7 million and $4.0 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of June 30, 2021 and December 31, 2020, the Company had $19.3 million and $22.9 million of USDA loans included in loans held for sale, respectively. As of June 30, 2021 and December 31, 2020, the principal balance of USDA loans serviced for others was $0.8 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$286,552	$280,284
Commercial real estate	444,127	402,148
Commercial	49,243	57,933
SBA (1)	73,920	73,131
HELOC	3,685	3,861
Single family real estate	10,623	10,490
Consumer	40	133
	868,190	827,980
Allowance for loan losses	(10,240)	(10,194)
Deferred fees, net	(2,133)	(1,583)
Discount on SBA loans	(40)	(49)
Total loans held for investment, net	$855,777	$816,154

(1)  Includes $71.1 million and $69.5 million of SBA Paycheck Protection Program (PPP) loans as of June 30, 2021 and December 31, 2020, respectively.

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:
	June 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$286,397	$58	$—	$—	$58	$97	$286,552	$—
Commercial real estate:
Commercial real estate	399,975	—	—	—	—	—	399,975	—
SBA 504 1st trust deed	21,130	—	—	—	—	1,386	22,516	—
Land	8,946	—	—	—	—	—	8,946	—
Construction	12,690	—	—	—	—	—	12,690	—
Commercial	49,243	—	—	—	—	—	49,243	—
SBA	73,735	—	38	—	38	147	73,920	—
HELOC	3,685	—	—	—	—	—	3,685	—
Single family real estate	10,347	—	—	—	—	276	10,623	—
Consumer	40	—	—	—	—	—	40	—
Total	$866,188	$58	$38	$—	$96	$1,906	$868,190	$—

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$277,873	$1,716	$81	$—	$1,797	$614	$280,284	$—
Commercial real estate:
Commercial real estate	360,345	—	—	—	—	—	360,345	—
SBA 504 1st trust deed	16,423	—	—	—	—	1,469	17,892	—
Land	6,528	—	—	—	—	—	6,528	—
Construction	17,383	—	—	—	—	—	17,383	—
Commercial	56,451	92	—	—	92	1,390	57,933	—
SBA	72,856	—	—	—	—	275	73,131	—
HELOC	3,861	—	—	—	—	—	3,861	—
Single family real estate	10,366	—	—	—	—	124	10,490	—
Consumer	133	—	—	—	—	—	133	—
Total	$822,219	$1,808	$81	$—	$1,889	$3,872	$827,980	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Beginning balance	$10,233	$9,167	$10,194	$8,717
Charge-offs	—	—	—	—
Recoveries	48	79	260	137
Net recoveries	48	79	260	137
Provision	(41)	762	(214)	1,154
Ending balance	$10,240	$10,008	$10,240	$10,008

As of June 30, 2021 and December 31, 2020, the Company had reserves for credit losses on undisbursed loans of $78,000 and $92,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,623	$6,220	$1,108	$130	$25	$126	$1	$10,233
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	12	20	10	4	1	1	—	48
Net recoveries	12	20	10	4	1	1	—	48
Provision (credit)	(5)	88	(98)	(20)	(1)	(5)	—	(41)
Ending balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240

2020
Beginning balance	$2,364	$5,484	$1,164	$29	$27	$96	$3	$9,167
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	47	3	2	—	—	79
Net recoveries	7	20	47	3	2	—	—	79
Provision (credit)	99	255	292	96	(3)	24	(1)	762
Ending balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	151	40	20	45	3	1	—	260
Net recoveries	151	40	20	45	3	1	—	260
Provision (credit)	(133)	338	(379)	(49)	(3)	13	(1)	(214)
Ending balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240

2020
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	13	40	74	6	3	1	—	137
Net recoveries	13	40	74	6	3	1	—	137
Provision (credit)	273	502	267	90	(4)	27	(1)	1,154
Ending balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of June 30, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,043	$225	$93	$—	$—	$437	$—	$4,798
Impaired loans with no allowance recorded	1,286	1,386	1,619	397	—	1,992	—	6,680
Total loans individually evaluated for impairment	5,329	1,611	1,712	397	—	2,429	—	11,478
Loans collectively evaluated for impairment	281,223	442,516	47,531	73,523	3,685	8,194	40	856,712
Total loans held for investment	$286,552	$444,127	$49,243	$73,920	$3,685	$10,623	$40	$868,190
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,043	$225	$93	$—	$—	$437	$—	$4,798
Impaired loans with no allowance recorded	1,878	1,446	1,619	854	—	1,999	—	7,796
Total loans individually evaluated for impairment	5,921	1,671	1,712	854	—	2,436	—	12,594
Loans collectively evaluated for impairment	281,223	442,516	47,531	73,523	3,685	8,194	40	856,712
Total loans held for investment	$287,144	$444,187	$49,243	$74,377	$3,685	$10,630	$40	$869,306
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$246	$16	$—	$—	$—	$13	$—	$275
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	246	16	—	—	—	13	—	275
Loans collectively evaluated for impairment	2,384	6,312	1,020	114	25	109	1	9,965
Total loans held for investment	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	2,294	1,468	1,504	292	—	1,860	—	7,418
Total loans individually evaluated for impairment	6,696	1,698	1,504	292	—	2,309	—	12,499
Loans collectively evaluated for impairment	273,588	400,450	56,429	72,839	3,861	8,181	133	815,481
Total loans held for investment	$280,284	$402,148	$57,933	$73,131	$3,861	$10,490	$133	$827,980
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	3,066	1,474	1,844	946	—	1,860	—	9,190
Total loans individually evaluated for impairment	7,468	1,704	1,844	946	—	2,309	—	14,271
Loans collectively evaluated for impairment	273,588	400,450	56,429	72,839	3,861	8,181	133	815,481
Total loans held for investment	$281,056	$402,154	$58,273	$73,785	$3,861	$10,490	$133	$829,752
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$279	$16	$—	$—	$—	$16	$—	$311
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	279	16	—	—	—	16	—	311
Loans collectively evaluated for impairment	2,333	5,934	1,379	118	25	92	2	9,883
Total loans held for investment	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194

Included in impaired loans are $0.6 million and $0.7 million of loans guaranteed by government agencies at June 30, 2021 and December 31, 2020, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The table below reflects recorded investment in loans classified as impaired:

	June 30, 2021	December 31, 2020
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$4,798	$5,081
Impaired loans without a specific valuation allowance under ASC 310	6,680	7,418
Total impaired loans	$11,478	$12,499
Valuation allowance related to impaired loans	$275	$311

The following table summarizes impaired loans by class of loans:

	June 30, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$5,329	$6,696
Commercial real estate :
Commercial real estate	—	—
SBA 504 1st trust deed	1,611	1,698
Land	—	—
Construction	—	—
Commercial	1,712	1,504
SBA	397	292
HELOC	—	—
Single family real estate	2,429	2,309
Consumer	—	—
Total	$11,478	$12,499
The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended June 30,
	2021		2020
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$5,648	$69	$7,660	$131
Commercial real estate:
Commercial real estate	—	—	84	—
SBA 504 1st trust deed	1,627	6	232	4
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,744	27	1,693	2
SBA	407	4	340	—
HELOC	—	—	—	—
Single family real estate	2,352	53	2,262	29
Consumer	—	—	—	—
Total	$11,778	$159	$12,271	$166

	Six Months Ended June 30,
	2021		2020
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$5,985	$182	$7,790	$266
Commercial real estate:
Commercial real estate	—	—	84	—
SBA 504 1st trust deed	1,647	44	233	9
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,661	54	1,733	4
SBA	367	8	355	—
HELOC	—	—	—	—
Single family real estate	2,333	81	2,289	60
Consumer	—	—	—	—
Total	$11,993	$369	$12,484	$339

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans	$1,906	$3,872
Government guaranteed portion of loans included above	$109	$207

Troubled debt restructured loans, gross	$11,001	$11,141
Loans 30 through 89 days past due with interest accruing	$96	$1,889
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.18%	1.23%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended June 30, 2021 and 2020, was $35,000 and $0.1 million, respectively.  Foregone interest on nonaccrual and TDR loans for the six months ended June 30, 2021 and 2020, was $0.1 million for both periods.

The following table presents the composition of nonaccrual loans by class of loans:

	June 30, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$97	$614
Commercial real estate:
Commercial real estate	—	—
SBA 504 1st trust deed	1,386	1,469
Land	—	—
Construction	—	—
Commercial	—	1,390
SBA	147	275
HELOC	—	—
Single family real estate	276	124
Consumer	—	—
Total	$1,906	$3,872

Included in nonaccrual loans are $0.1 million of loans guaranteed by government agencies at June 30, 2021 and $0.2 million at December 31, 2020.

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

The following tables present gross loans by risk rating:

	June 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$285,564	$—	$988	$—	$286,552
Commercial real estate:
Commercial real estate	380,639	5,079	12,947	—	398,665
SBA 504 1st trust deed	20,175	—	2,341	—	22,516
Land	8,946	—	—	—	8,946
Construction	12,690	—	—	—	12,690
Commercial	43,164	710	2,414	—	46,288
SBA	2,345	24	125	—	2,494
HELOC	3,685	—	—	—	3,685
Single family real estate	10,342	—	281	—	10,623
Consumer	40	—	—	—	40
Total, net	767,590	5,813	19,096	—	792,499
Government guarantee	73,736	—	1,955	—	75,691
Total	$841,326	$5,813	$21,051	$—	$868,190

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$278,826	$—	$1,458	$—	$280,284
Commercial real estate:
Commercial real estate	340,391	6,265	12,362	—	359,018
SBA 504 1st trust deed	14,877	—	3,015	—	17,892
Land	6,528	—	—	—	6,528
Construction	15,344	—	2,039	—	17,383
Commercial	48,776	823	3,419	—	53,018
SBA	2,554	34	263	—	2,851
HELOC	3,861	—	—	—	3,861
Single family real estate	10,361	—	129	—	10,490
Consumer	133	—	—	—	133
Total, net	721,651	7,122	22,685	$—	751,458
Government guarantee	72,876	—	3,646	—	76,522
Total	$794,527	$7,122	$26,331	$—	$827,980

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

	For the Three Months Ended June 30, 2021
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$167	$167	$—	$—	$—
Total	1	$167	$167	$—	$—	$—

There were no new TDR loans for the three months ended June 30, 2020.

	For the Six Months Ended June 30, 2021
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$167	$167	$—	$—	$—
Total	1	$167	$167	$—	$—	$—

	For the Six Months Ended June 30, 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
SBA	1	$56	$56	$56	$56	$1
Total	1	$56	$56	$56	$56	$1

The average rate concessions were zero basis points for the six months ended June 30, 2021 and 100 basis points for the six months ended June 30, 2020.  The average term extension in months was zero for the six months ended June 30, 2021 and 181 for the six months ended June 30, 2020. The concession for the one new TDR for the three months ending in June 30, 2021, was a result of a loan discharged in bankruptcy without a reaffirmation which resulted in a court ordered modification of the loan.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR loans with payment defaults for the three or six months ended June 30, 2021 or 2020.

At June 30, 2021 there were no material loan commitments outstanding on TDR loans.
5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$2,572	$2,707	$2,614	$2,524
Additions	—	—	136	106
Proceeds from dispositions	—	—	—	—
(Loss) gain on sales, net	—	—	(178)	77
Third-party portion of writedown/loss	—	—	—	—
Balance, end of period	$2,572	$2,707	$2,572	$2,707

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2021 and December 31, 2020.  The estimated fair value amounts for June 30, 2021 and December 31, 2020 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$198	$—	$—	$198
Investment securities available-for-sale	—	19,679	—	19,679
Interest only strips	—	—	5	5
Servicing assets	—	—	1,525	1,525
Total	$198	$19,679	$1,530	$21,407

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$149	$—	$—	$149
Investment securities available-for-sale	—	12,759	1,498	14,257
Interest only strips	—	—	27	27
Servicing assets	—	—	1,461	1,461
Total	$149	$12,759	$2,986	$15,894

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2021:
Impaired loans	$3,736	$—	$3,736	$—
Loans held for sale	30,929	—	30,929	—
Foreclosed real estate and repossessed assets	2,572	—	2,572	—
Total	$37,237	$—	$37,237	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2020:
Impaired loans	$3,910	$—	$3,910	$—
Loans held for sale	34,383	—	34,383	—
Foreclosed real estate and repossessed assets	2,614	—	2,614	—
Total	$40,907	$—	$40,907	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$112,280	$112,280	$—	$—	$112,280
FRB and FHLB stock	4,441	—	4,441	—	4,441
Investment securities	23,247	198	23,242	—	23,440
Loans, net	883,029	—	901,157	7,467	908,624
Financial liabilities:
Deposits	864,578	—	863,577	—	863,577
Other borrowings	90,000	—	90,843	—	90,843

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$60,540	$60,540	$—	$—	$60,540
FRB and FHLB stock	4,633	—	4,633	—	4,633
Investment securities	22,043	149	22,162	—	22,311
Loans, net	847,383	—	845,302	8,278	853,580
Financial liabilities:
Deposits	766,185	—	765,565	—	765,565
Other borrowings	105,000	—	106,051	—	106,051

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2021 and December 31, 2020, the Company had loans held for sale with an aggregate carrying value of $27.3 million and $31.2 million, respectively.

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

There were $0.1 million standby letters of credit outstanding at June 30, 2021 and zero at December 31, 2020.  Unfunded loan commitments at June 30, 2021 and December 31, 2020 were $61.5 million and $59.5 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the Bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $90.0 million and $105.0 million at June 30, 2021 and December 31, 2020, respectively, borrowed at fixed rates.  The Company also had $26.0 million of letters of credit with FHLB at June 30, 2021 to secure public funds.  At June 30, 2021, CWB had pledged to the FHLB $15.4 million of securities and $300.9 million of loans.  At June 30, 2021, CWB had $104.2 million available for additional borrowing.  At December 31, 2020, CWB had pledged to the FHLB $18.9 million of securities and $304.7 million of loans.  At December 31, 2020, CWB had $81.4 million available for additional borrowing. Total FHLB interest expense for the six months ended June 30, 2021 and June 30, 2020 was $0.5 million and $0.4 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of June 30, 2021 and December 31, 2020.  Available borrowing capacity was $110.7 million and $102.7 million as of June 30, 2021 and December 31, 2020, respectively. The Company also established a borrowing line with FRB under the Paycheck Protection Program Liquidity Fund (PPPLF).  Advances are secured by SBA PPP loans for up to the term of the loan.  There were no PPPLF advances at June 30, 2021 and December 31, 2020.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of June 30, 2021 and December 31, 2020.

Line of Credit - In July of 2019, the Company entered into a change of terms on its revolving line of credit agreement for up to $10.0 million. The line is collateralized by 100% of common stock in Community West Bank.  The Company must maintain a compensating deposit with the lender of 25% of the outstanding principal balance in a non-interest-bearing deposit account, which had no required balance at June 30, 2021.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% and a minimum total risked based capital ratio of 10.0%.  As of June 30, 2021, there was no outstanding balance on the revolving line of credit.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(10)	$(112)	$35	$(78)
Other comprehensive income before reclassifications	160	59	115	25
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	160	59	115	25
Ending Balance	$150	$(53)	$150	$(53)

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2021.  Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share.  There were zero repurchased common stock shares under this program during the six months ended June 30, 2021.

During the three and six months ended June 30, 2021, the Company paid common stock dividends of $0.6 million and $1.1 million, respectively. During the three and six months ended June 30, 2020, the Company paid common stock dividends of $0.4 and $0.8 million, respectively.

9.	CAPITAL REQUIREMENT

The Federal Reserve has capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company.

In November 2019, the federal banking agencies jointly issued a final rule, which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio (CBLR) framework. The final rule was effective January 1, 2020. Under this framework, the Bank would choose the option of using the community bank leverage ratio.  In order to qualify, a community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules. The Company chose the CBLR option for calculation of its capital ratio in the first quarter of 2020.

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2021 and December 31, 2020.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio (1)
June 30, 2021
CWB’s actual regulatory ratios	12.46%	11.21%	11.21%	8.94%	8.94%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

(1)	Temporary CBLR requires minimum of 8.50% to be considered well-capitalized until January 1, 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2020
CWB’s actual regulatory ratios	12.27%	11.02%	11.02%	9.29%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

There are no conditions or events since June 30, 2021 that Management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

10.	REVENUE RECOGNITION

The Company adopted ASU No, 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$58	$51	$111	$170
Exchange fees and other service charges	118	31	221	71
Non-interest income (in-scope of Topic 606)	176	82	332	241
Non-interest income (out-of-scope of Topic 606)	696	558	1,437	1,349
Total	$872	$640	$1,769	$1,590

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2021 and December 31, 2020, the Company did not have any signficant contract balances.

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

The Company has adopted the accounting standard Leases -Topic 842.  We have operating leases for office space that are accounted for in accordance with Topic 842.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of June 30, 2021, the balance of the right-of-use assets was $5.5 million, and the lease liabilities were $5.6 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Six Months Ended June 30,
	2021	2020
Lease cost:	(in thousands)
Operating lease cost	1,018	1,109
Sublease income	—	—
Total lease cost	1,018	1,109

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	990	1,093
Weighted average remaining lease term - operating leases	8.45 years	9.42 Years
Weighted average discount rate - operating leases	3.24%	3.25%

Future minimum operating lease payments:

	June 30,
	2021	2020
	(in thousands)
2020	$—	$467
2021	496	884
2022	887	779
2023	813	705
2024	821	713
2025	768	705
Thereafter	2,586	2,586
Total future minimum lease payments	$6,371	$6,839
Less remaining imputed interest	820	974
Total lease liabilities	$5,551	$5,865

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business;
•	the water shortage in certain areas of California and its impact on the economy;
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches, and successfully building its brand image;
•	changes in interest rates which may reduce or increase net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or more expensive than anticipated;
•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management;
•	the ability to realize cost efficiencies;
•	a failure or breach of our operational or security systems or infrastructure;
•	a return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services; and
•	loss of key personnel;
•	impairments in sources of liquidity;
•	possible impact by the transition from Libor as a reference rate; and,
•	risks related to natural disasters, terrorist attacks, threats of war or actual war and health epidemics may impact our operations, revenues, costs, and stock price.

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

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators. The California governor issued a stay-at-home order on March 19, 2020, which limited gatherings and travel and required workers who are not necessary to sustain or protect life to work from or stay at home.  The orders, as a result of COVID-19, led to financial stress for many businesses and workers throughout the communities we serve. On June 15, 2021, the Governor terminated the stay-at-home order.  The impact from the State’s re-opening and the effects from the new COVID -19 delta variant are unknown at this time.

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

The original PPP terminated on August 8, 2020, but was reopened in January 2021, with $284 billion in additional funding. As part of the resumption of the program, significant clarifications and modifications were made related to the scope of businesses eligible, expansion of the scope of expenses eligible for forgiveness, and simplification of forgiveness mechanisms for loans of $150,000 or less. Eligible businesses were able to apply for and receive PPP loans through May 31, 2021, and certain small businesses that previously received a loan under the original program were eligible to obtain an additional loan. These loans have a five-year term and earn interest at a rate of 1%. During the six months ended, June 30, 2021, the Company funded $50.0 million in loans under the second round of the PPP and received $21.8 million in loan payoffs on the first round of PPP loans. As of June 30, 2021, the outstanding balance of loans originated under the first and second round of the PPP totaled $71.1 million.

The CARES Act permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and provided interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This included the following (i) the loan modification was made between March 1, 2020, and December 31, 2020, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022. The Company applied this guidance to qualifying loan modifications. The types of loan modifications granted to borrowers included extensions of loan maturity dates, covenant waivers, interest only payments for a specified period of time, and loan payment deferrals. As of June 30, 2021, the Company has outstanding modifications on loans that met these conditions with a net balance of $0.6 million, of which, modifications involving loan payment deferrals total $0.6 million.

We are proud to have facilitated $123.7 million of SBA PPP loans to businesses throughout the communities we serve. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes to loans originated under the PPP and exclusion from average assets used for the leverage ratio as long as the loans are pledged to the Federal Reserve Bank’s Paycheck Protection Program Liquidity Fund (PPPLF) program.  The capital rule was issued April 9, 2020, and was effective immediately.

These Government sponsored programs could mask or delay the detection or reporting of deterioration in credit quality indicators. The industries most heavily impacted include retail, healthcare, hospitality, schools, and energy. The Company’s management team has evaluated the loans related to the affected industries, and at June 30, 2021, the Bank’s loans to these industries were $166.0 million, which is 18.6% of our $893.3 million loan portfolio.

The extent to which COVID-19 impacts our business will depend on future developments, which remain uncertain and difficult to predict.  Future developments include new information which may emerge concerning the COVID-19, the new COVID-19 delta variant, and the actions to contain the coronavirus or treat its impact.  We expect the significance of the pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response.  Uncertainty created by the pandemic is likely to continue to impact our operations, clients, vendors, and various areas of risk; however, we are unable at this time, to estimate the full impact of the pandemic on our ongoing financial and operational results. The Company expects to see continued volatility in the economic markets and government responses to the pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

In light of volatility in the capital markets and economic disruptions, the Company continues to carefully monitor its capital and liquidity position.  The Company continues to anticipate that it will have sufficient capital levels to meet all applicable regulatory capital requirements.

Financial Result Highlights for the Second Quarter of 2021

The significant factors impacting the Company’s second quarter earnings performance were:

•	Net income was $3.6 million, or $0.41 per diluted share in 2Q21, compared to $1.2 million, or $0.14 per diluted share in 2Q20.
•	Net interest income increased to $10.7 million for 2Q21, compared to $8.8 million in 2Q20.
•
A provision credit for loan losses of $41,000 was booked for 2Q21, compared to a provision for loan losses of $762,000 for 2Q20.  The resulting allowance was 1.18% of total loans held for investment at June 30, 2021, and 1.29% of total loans held for investment, excluding the $71.1 million of Paycheck Protection Program (“PPP”) loans at June 30, 2021, which are 100% guaranteed by the Small Business Administration (“SBA”).*

•	Net interest margin improved to 4.24% for 2Q21, compared to 3.72% for 2Q20.
•	Total demand deposits increased $147.8 million to $651.9 million at June 30, 2021, compared to $504.1 million at June 30, 2020.
•	Total loans increased $37.2 million to $893.3 million at June 30, 2021, compared to $856.0 million at June 30, 2020.
•	Book value per common share increased to $11.11 at June 30, 2021, compared to $9.93 at June 30, 2020.
•	The Bank’s community bank leverage ratio (CBLR) was 8.94% at June 30, 2021, compared to 8.94% at June 30, 2020.
•	Net non-accrual loans were to $1.8 million at June 30, 2021, and $2.6 million at June 30, 2020.
•	Other assets acquired through foreclosure, net, was $2.6 million at June 30, 2021, and $2.7 million at June 30, 2020.

*Non-GAAP

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2021 throughout the analysis sections of this report.

Critical Accounting Policies

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements.  These policies relate to areas of the financial statements that involve estimates and judgments made by management.  These include provision and allowance for loan losses and investment securities.  These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 with a description of how the estimates are determined and an indication of the consequences of an over or underestimate.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)

Net income	$3,551	$1,160	$6,572	$2,758
Basic earnings per share	$0.42	$0.14	$0.77	$0.33
Diluted earnings per share	$0.41	$0.14	$0.76	$0.32
Total assets	$1,063,028	$1,060,847	$1,063,028	$1,060,847
Total loans	$883,029	$846,021	$883,029	$846,021
Total deposits	$864,578	$750,158	$864,578	$750,158
Total stockholders’ equity	$95,457	$84,093	$95,457	$84,093
Book value per common share	$11.11	$9.93	$11.11	$9.93
Net interest margin	4.24%	3.72%	4.22%	3.84%
Return on average assets	1.37%	0.48%	1.29%	0.59%
Return on average stockholders’ equity	15.18%	5.57%	14.35%	6.66%

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$11,651	$10,777	$874	$22,706	$21,752	$954
Interest expense	965	1,996	(1,031)	1,978	4,508	(2,530)
Net interest income	10,686	8,781	1,905	20,728	17,244	3,484
Credit (provision) for loan losses	(41)	762	(803)	(214)	1,154	(1,368)
Net interest income after provision for loan losses	10,727	8,019	2,708	20,942	16,090	4,852
Non-interest income	872	640	232	1,769	1,590	179
Non-interest expenses	6,669	7,003	(334)	13,529	13,732	(203)
Income before income taxes	4,930	1,656	3,274	9,182	3,948	5,234
Provision for income taxes	1,379	496	883	2,610	1,190	1,420
Net income	$3,551	$1,160	$2,391	$6,572	$2,758	$3,814
Income per share - basic	$0.42	$0.14	$0.28	$0.77	$0.33	$0.45
Income per share - diluted	$0.41	$0.14	$0.27	$0.76	$0.32	$0.44

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$91,106	$33	0.15%	$81,116	$59	0.29%
Investment securities	26,914	185	2.76%	28,408	133	1.88%
Loans (1)	891,948	11,433	5.14%	839,625	10,585	5.07%
Total earnings assets	1,009,968	11,651	4.63%	949,149	10,777	4.57%
Nonearning Assets
Cash and due from banks	2,204			2,283
Allowance for loan losses	(10,261)			(9,239)
Other assets	40,075			36,057
Total assets	$1,041,986			$978,250
Interest-Bearing Liabilities
Interest-bearing demand deposits	436,167	466	0.43%	291,328	496	0.68%
Savings deposits	20,047	19	0.38%	17,028	27	0.64%
Time deposits	184,584	286	0.62%	261,287	977	1.50%
Total interest-bearing deposits	640,798	771	0.48%	569,643	1,500	1.06%
Other borrowings	92,582	194	0.84%	133,342	496	1.50%
Total interest-bearing liabilities	733,380	965	0.53%	702,985	1,996	1.14%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	199,306			176,001
Other liabilities	15,449			15,507
Stockholders’ equity	93,851			83,757
Total Liabilities and Stockholders’ Equity	$1,041,986			$978,250
Net interest income and margin (3)		$10,686	4.24%		$8,781	3.72%
Net interest spread (4)			4.10%			3.43%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$81,251	$72	0.18%	$61,348	$185	0.61%
Investment securities	26,406	345	2.63%	28,732	318	2.23%
Loans (1)	883,902	22,289	5.09%	813,581	21,249	5.25%
Total earnings assets	991,559	22,706	4.62%	903,661	21,752	4.84%
Nonearning Assets
Cash and due from banks	2,140			2,613
Allowance for loan losses	(10,245)			(9,059)
Other assets	39,948			35,119
Total assets	$1,023,402			$932,334
Interest-Bearing Liabilities
Interest-bearing demand deposits	423,461	947	0.45%	287,269	1,215	0.85%
Savings deposits	19,689	40	0.41%	16,367	57	0.70%
Time deposits	179,093	526	0.59%	281,343	2,350	1.68%
Total interest-bearing deposits	622,243	1,513	0.49%	584,979	3,622	1.25%
Other borrowings	98,757	465	0.95%	100,956	886	1.76%
Total interest-bearing liabilities	721,000	1,978	0.55%	685,935	4,508	1.32%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	194,191			146,946
Other liabilities	15,824			16,167
Stockholders’ equity	92,387			83,286
Total Liabilities and Stockholders’ Equity	$1,023,402			$932,334
Net interest income and margin (3)		$20,728	4.22%		$17,244	3.84%
Net interest spread (4)			4.07%			3.52%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30, 2021 versus 2020			Six Months Ended June 30, 2021 versus 2020
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$4	$(30)	$(26)	$18	$(131)	$(113)
Investment securities	(10)	62	52	(30)	57	27
Loans, net	671	177	848	1,775	(735)	1,040
Total interest income	665	209	874	1,763	(809)	954

Interest expense:
Interest-bearing demand deposits	155	(185)	(30)	304	(572)	(268)
Savings deposits	3	(11)	(8)	7	(24)	(17)
Time deposits	(119)	(572)	(691)	(299)	(1,525)	(1,824)
Other borrowings	(85)	(217)	(302)	(10)	(411)	(421)
Total interest expense	(46)	(985)	(1,031)	2	(2,532)	(2,530)
Net increase	$711	$1,194	$1,905	$1,761	$1,723	$3,484

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and six months ended June 30, 2021 was $11.7 million and $22.7 million, compared to $10.8 million and $21.8 million for three and six months ended June 30, 2020.  Total interest income in the second quarter of 2021 was impacted by net deferred fees earned from the forgiven SBA PPP loans. The annualized yield on interest-earning assets for the second quarter 2021 was 4.63% compared to 4.57% for the second quarter of 2020.

Interest expense for the three and six months ended June 30, 2021 compared to 2020 decreased by $1.0 million and $2.5 million, respectively.  This decrease in interest expense for the comparable periods was primarily due to decreased rates paid on interest-bearing deposits.  During the quarter, the Company strategically lowered interest rates paid on deposit accounts as well as locking in longer-term wholesale funding to protect against the potential for future rising interest rates.  The annualized average cost of interest-bearing liabilities decreased by 61 basis points to 0.53% for the three months ended June 30, 2021 compared to the same period in 2020.  The cost of interest-bearing deposits decreased by 58 basis points to 0.48% for the second quarter 2021 compared to 1.06% for the second quarter 2020.  The cost of other borrowings for the comparable periods decreased by 66 basis points to 0.84% for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to the repricing of some FHLB advances. Total cost of funds was 0.41% for the second quarter 2021 compared to 0.91% for the second quarter of 2020.  Year to date total cost of funds at June 30, 2021 was 0.44% compared to 1.09% for the first six months of 2020.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the interest margin for the three months ended June 30, 2021 to 4.24% compared to 3.72% in the three months ended June 30, 2020.  The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the interest margin for the six months ended June 30, 2021 to 4.22% compared to 3.84% in the six months ended June 30, 2020.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision (credit) for loan losses was ($41,000) and $0.8 million for the second quarters of 2021 and 2020, respectively.  The provision decrease for the second quarter 2021 compared to the second quarter of 2020 was primarily due to positive loan rating migrations and loan loss recoveries. The Company’s allowance was 1.18% of loans held for investment at June 30, 2021 compared to 1.23% at June 30, 2020. The Company’s allowance was 1.29% of loans held for investment at June 30, 2021 when excluding the $71.1 million of SBA PPP loans, which are 100% government guaranteed.

The provision for loan losses for the six months ended June 30, 2021 was $(0.2) million compared to $1.2 million for the six months ended June 30, 2020.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,623	$6,220	$1,108	$130	$25	$126	$1	$10,233
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	12	20	10	4	1	1	—	48
Net (charge-offs) recoveries	12	20	10	4	1	1	—	48
Provision (credit)	(5)	88	(98)	(20)	(1)	(5)	—	(41)
Ending balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240

2020
Beginning balance	$2,364	$5,484	$1,164	$29	$27	$96	$3	$9,167
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	47	3	2	—	—	79
Net (charge-offs) recoveries	7	20	47	3	2	—	—	79
Provision (credit)	99	255	292	96	(3)	24	(1)	762
Ending balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	151	40	20	45	3	1	—	260
Net (charge-offs) recoveries	151	40	20	45	3	1	—	260
Provision (credit)	(133)	338	(379)	(49)	(3)	13	(1)	(214)
Ending balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240

2020
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	13	40	74	6	3	1	—	137
Net (charge-offs) recoveries	13	40	74	6	3	1	—	137
Provision (credit)	273	502	267	90	(4)	27	(1)	1,154
Ending balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.20% as of June 30, 2021 from 0.43% at December 31, 2020.

The allowance for loan losses compared to net nonaccrual loans has increased to 570% as of June 30, 2021 from 263% as of December 31, 2020.  Total past due loans decreased to $0.1 million as of June 30, 2021 from $1.9 million as of December 31, 2020.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company’s non-interest income for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)
Other loan fees	$310	$239	$71	$623	$525	$98
Gains from loan sales, net	130	97	33	248	287	(39)
Document processing fees	138	108	30	244	232	12
Service charges	74	62	12	141	196	(55)
Other	220	134	86	513	350	163
Total non-interest income	$872	$640	$232	$1,769	$1,590	$179

Total non-interest income increased by $0.2 million for the three months ended June 30, 2021 compared to the same period in 2020. Other income for the three and six months ended June 30, 2021 increased due to reallocation of interchange fees from deposit transaction activity related to core data processing expenses. Other loan fees increased $71,000 and $98,000 for the three and six months ended June 30, 2021, compared to the same period in 2020, due to increased manufactured home loan originations. Gains from loan sales increased for the three months ended June 30, 2021, compared the same period in 2020 due to an increase in sold Farmer Mac loans.

Non-Interest Expenses

The following table summarizes the Company’s non-interest expenses for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)
Salaries and employee benefits	$4,379	$4,574	$(195)	$8,944	$8,972	$(28)
Occupancy, net	780	776	4	1,559	1,534	25
Professional services	430	559	(129)	770	942	(172)
Data processing	332	260	72	672	543	129
Depreciation	198	206	(8)	403	414	(11)
FDIC assessment	121	133	(12)	212	277	(65)
Advertising and marketing	164	265	(101)	347	418	(71)
Stock based compensation	58	95	(37)	126	180	(54)
Other	207	135	72	496	452	44
Total non-interest expense	$6,669	$7,003	$(334)	$13,529	$13,732	$(203)

Total non-interest expenses decreased slightly by $0.3 million and $0.2 million in the three and six month periods ended June 30, 2021 compared to 2020, respectively.  The decrease in non-interest expenses for the year is primarily due to decreased salaries and employee benefits, professional services, and advertising and marketing as a result of the Bank’s internal department restructuring and reduced spending during the pandemic.  Professional services decreased $0.1 million and $0.2 million in the three and six months ended June 30, 2021 compared to 2020 due to decreased legal expenses, and director expenses for travel and training. The increase in other expenses were mainly due to an asset impairment expense related to a single OREO property. These decreases were offset by the increase in data processing expenses, primarily due to reallocation of some deposit interchange fee income.

Income Taxes

Income tax provision for the three and six months ended June 30, 2021 was $1.4 million and $2.6 million compared to $0.5 million and $1.2 million in the same period during 2020, respectively.  The combined state and federal effective income tax rates for the six months ended June 30, 2021 and 2020 were 28.4% and 30.1%, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.
Net deferred tax assets of $4.1 million and $4.0 million at June 30, 2021 and December 31, 2020, respectively .

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

There was no valuation allowance on deferred tax assets at June 30, 2021 or December 31, 2020.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at June 30, 2021 and December 31, 2020.

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

BALANCE SHEET ANALYSIS

Total assets increased $87.6 million to $1.1 billion at June 30, 2021 from $975.4 million at December 31, 2020.  Net loans increased by $35.6 million to $883.0 million at June 30, 2021 from $847.4 million at December 31, 2020.  The majority of the loan increase was due to SBA PPP loan fundings of $71.1 million.  Additionally, there were increases in loan originations of $42.0 million and $6.3 million in our commercial real estate and manufactured housing portfolios, respectively. These increases were partially offset by a decrease of $24.9 million of commercial loans, $4.0 million in loans available-for-sale, and $1.2 million in investment securities held-to-maturity. The decrease in investment securities held-to-maturity was primarily related to paydowns within the portfolio. Cash and cash equivalents increased $51.7 million primarily from excess liquid funds deposited with the Federal Reserve Bank.

Total liabilities increased $81.1 million to $967.6 million at June 30, 2021 from $886.4 million at December 31, 2020 mostly due to increased deposits of $98.4 million. Non-interest-bearing demand deposits increased by $20.5 million and interest-bearing demand deposits increased by $51.5 million, and certificates of deposit increased $25.4 million. Some of the increase in certificates of deposit was attributable to strategic lengthening of brokered certificates to protect against rising rates. Other borrowings decreased $15.0 million due to the company’s repayment of higher priced debt.

Total stockholders’ equity increased $6.5 million to $95.5 million at June 30, 2021 from $89.0 million at December 31, 2020.  The $6.6 million increase in retained earnings from net income was partially offset by a $1.1 million decrease from dividends paid on common stock. The book value per common share was $11.11 at June 30, 2021 compared to $10.50 at December 31, 2020.

Selected Balance Sheet Accounts

	June 30, 2021	December 31, 2020	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$112,280	$60,540	$51,740	85.5%
Investment securities available-for-sale	19,679	17,308	2,371	13.7%
Investment securities held-to-maturity	3,370	4,586	(1,216)	(26.5)%
Loans - held for sale	27,252	31,229	(3,977)	(12.7)%
Loans - held for investment, net	855,777	816,154	39,623	4.9%
Total assets	1,063,028	975,435	87,593	9.0%
Total deposits	864,578	766,185	98,393	12.8%
Other borrowings	90,000	105,000	(15,000)	(14.3)%
Total stockholder’s equity	95,457	89,007	6,450	7.2%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	June 30, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$286,552	$280,284
Commercial real estate	444,127	402,148
Commercial	49,243	80,851
SBA	73,920	81,442
HELOC	3,685	3,861
Single family real estate	10,623	10,490
Consumer	40	133
	868,190	859,209
Allowance for loan losses	(10,240)	(10,194)
Deferred costs, net	(2,133)	(1,583)
Discount on SBA loans	(40)	(49)
Total loans held for investment, net	$855,777	$847,383

The Company had $27.3 million of loans held for sale at June 30, 2021 compared to $31.2 million at December 31, 2020.  Loans held for sale at June 30, 2021 consisted of $8.0 million SBA loans and $19.3 million commercial agriculture loans.  Loans held for sale at December 31, 2020, were $8.3 million SBA loans and $22.9 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company originates manufactured housing, commercial, SBA, construction, real estate, agriculture, and consumer loans to clients through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of June 30, 2021 and December 31, 2020, manufactured housing loans comprised 32.1% and 31.6%, respectively, of total loans.  As of June 30, 2021 and December 31, 2020, commercial real estate, inclusive of SBA 504, land, and construction, loans accounted for approximately 49.7% and 45.3% of total loans, respectively.  Approximately 29.1% and 28.9% of these commercial real estate loans were owner-occupied at June 30, 2021 and December 31, 2020, respectively.  Substantially all of these loans are secured by first liens with average loan to value ratios of 54.1% and 53.8% at June 30, 2021 and December 31, 2020, respectively.  The Company has exceeded two concentration lending limits due to the rapid growth of SBA PPP loans as of June 30, 2021, but anticipates being back within established limits as these clients work through the forgiveness process.

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

	June 30, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$1,797	$3,665
Troubled debt restructured loans, gross	11,001	11,141
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.20%	0.43%
Net charge-offs (recoveries) (annualized) to average loans	0.00%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	600%	263%
Allowance for loan losses to gross loans	1.18%	1.23%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Total nonaccrual loans	$1,906	$3,872
Government guaranteed portion of loans included above	(109)	(207)
Total nonaccrual loans, without guarantees	$1,797	$3,665

Troubled debt restructured loans, gross	$11,001	$11,141
Loans 30 through 89 days past due with interest accruing	$96	$1,889
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.18%	1.23%

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

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 ( the extension of the expiration date was passed as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal on December 21, 2020) or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due.  These were short-term, 180 days or less, modifications in the form of payment deferrals. With the passage of The Economic Aid Act, the Company modified and extended its payment deferral program.  The new program is for 90 days. As of June 30, 2021, one loan remained on deferral for a total of $0.6 million.

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of June 30, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,043	$225	$93	$—	$—	$437	$—	$4,798
Impaired loans with no allowance recorded	1,286	1,386	1,619	397	—	1,992	—	6,680
Total loans individually evaluated for impairment	5,329	1,611	1,712	397	—	2,429	—	11,478
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	246	16	—	—	—	13	—	275
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	246	16	—	—	—	13	—	275
Total impaired loans, net	$5,083	$1,595	$1,712	$397	$—	$2,416	$—	$11,203

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	2,294	1,468	1,504	292	—	1,860	—	7,418
Total loans individually evaluated for impairment	6,696	1,698	1,504	292	—	2,309	—	12,499
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	279	16	—	—	—	16	—	311
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	279	16	—	—	—	16	—	311
Total impaired loans, net	$6,417	$1,682	$1,504	$292	$—	$2,293	$—	$12,188

Total impaired loans decreased $1.0 million in the second quarter of 2021 compared to December 31, 2020.  This decrease was primarily in impaired manufactured housing loans of $1.4 million, offset by increases of $0.2 million in commercial loans and $0.1 million each for SBA and single family real estate loans.

The following table summarizes the composite of nonaccrual loans:

	At June 30, 2021			At December 31, 2020
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$97	5.09%	0.01%	$614	15.86%	0.08%
Commercial real estate	1,386	72.72%	0.16%	1,469	37.94%	0.01%
Commercial	—	0.00%	0.00%	1,390	35.90%	0.21%
SBA	147	7.71%	0.02%	275	7.10%	0.05%
HELOC	—	0.00%	0.00%	—	0.00%	0.00%
Single family real estate	276	14.48%	0.03%	124	3.20%	0.00%
Consumer	—	0.00%	0.00%	—	0.00%	0.00%
Total nonaccrual loans	$1,906	100.00%	0.22%	$3,872	100.00%	0.35%

Nonaccrual balances include $0.1 million and $0.2 million of loans that are government guaranteed at June 30, 2021 and December 31, 2020, respectively.  Nonaccrual loans net of government guarantees decreased $1.9 million, or 51%, from $3.7 million at December 31, 2020 to $1.8 million at June 30, 2021.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allowance for loan losses:			(in thousands)
Balance at beginning of period	$10,233	$9,167	$10,194	$8,717
Provisions charged to operating expenses:
Manufactured housing	(5)	99	(133)	273
Commercial real estate	88	255	338	502
Commercial	(98)	292	(379)	267
SBA	(20)	96	(49)	90
HELOC	(1)	(3)	(3)	(4)
Single family real estate	(5)	24	13	27
Consumer	—	(1)	(1)	(1)
Total Provision (credit)	(41)	762	(214)	1,154
Recoveries of loans previously charged-off:
Manufactured housing	12	7	151	13
Commercial real estate	20	20	40	40
Commercial	10	47	20	74
SBA	4	3	45	6
HELOC	1	2	3	3
Single family real estate	1	—	1	1
Consumer	—	—	—	—
Total recoveries	48	79	260	137
Loans charged-off:
Manufactured housing	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
SBA	—	—	—	—
HELOC	—	—	—	—
Single family real estate	—	—	—	—
Consumer	—	—	—	—
Total charged-off	—	—	—	—
Net charge-offs (recoveries)	(48)	(79)	(260)	(137)
Balance at end of period	$10,240	$10,008	$10,240	$10,008

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	June 30, 2021
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	6	$434	1.92%	0.05%
Commercial real estate	21	18,981	83.95%	2.15%
Commercial	7	3,048	13.48%	0.35%
SBA	3	143	0.63%	0.02%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.02%	0.00%
Total	38	$22,611	100.00%	2.57%

(1)	Of the $22.6 million of potential problem loans, $1.7 million are guaranteed by government agencies.

	December 31, 2020
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	6	$370	1.28%	0.04%
Commercial real estate	25	21,984	76.20%	2.56%
Commercial	13	5,645	19.57%	0.66%
SBA	4	845	2.93%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.02%	0.00%
Total	49	$28,849	100.00%	3.36%

(1)	Of the $28.8 million of potential problem loans, $3.5 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
U.S. government agency notes	$5,994	$6,472
U.S. government agency mortgage-backed securities (“MBS”)	3,370	4,586
U.S. government agency collateralized mortgage obligations (“CMO”)	6,041	7,785
Other securities	7,644	3,051
Equity securities: Farmer Mac class A stock	198	149
Total	$23,247	$22,043

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$2,572	$2,524	$2,614	$2,524
Additions	—	106	136	106
Proceeds from dispositions	—	—	—	—
(Loss) gain on sales, net	—	77	(178)	77
Third-party portion of writedown/loss	—	—	—	—
Balance, end of period	$2,572	$2,707	$2,572	$2,707

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense. The majority of this balance relates to one property of $2.5 million. The Company had $0.2 million valuation allowance on foreclosed assets as of June 30, 2021 and $0.1 million at June 30, 2020.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	June 30, 2021	December 31, 2020	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing demand deposits	$202,293	$181,837	$20,456	11.2%
Interest-bearing demand deposits	449,649	398,101	51,548	12.9%
Savings	19,700	18,736	964	5.1%
Certificates of deposit ($250,000 or more)	19,791	30,536	(10,745)	(35.2)%
Other certificates of deposit	173,145	136,975	36,170	26.4%
Total deposits	$864,578	$766,185	$98,393	12.8%

Total deposits increased by $98.4 million to $864.6 million at June 30, 2021 from $766.2 million at December 31, 2020.  This increase was primarily from an increase in non-interest-bearing and interest-bearing demand deposits, offset by maturing time deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”).  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At June 30, 2021 and December 31, 2020, the Company had $101.7 million and $91.9 million, respectively, of CDARS and ICS deposits.  As of June 30, 2021 the Company had zero insured overnight funding compared to $10.0 million at December 31, 2020.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators.  Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing, and financing activities and related cash flows.  To ensure funds are available, when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $90.0 million and $105.0 million of FHLB advances at June 30, 2021 and December 31, 2020, respectively, borrowed at fixed rates.  The Company also had $26.0 million of letters of credit with FHLB at June 30, 2021 to secure public funds.  At June 30, 2021, CWB had pledged to the FHLB, $15.4 million of securities and $300.9 million of loans.  At June 30, 2021, CWB had $104.2 million available for additional borrowing.  At December 31, 2020, CWB had pledged to the FHLB, securities of $18.9 million at carrying value and $304.7 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of June 30, 2021 and December 31, 2020.  CWB had $110.7 million and $102.7 million in borrowing capacity as of June 30, 2021 and December 31, 2020, respectively. The Company also established a borrowing line with FRB under the Paycheck Protection Program Liquidity Fund (PPPLF).  Advances are secured by SBA PPP loans for up to the term of the loan.  There were no PPPLF advances at June 30, 2021.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of June 30, 2021 and December 31, 2020.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 15.0% and 11.2% at June 30, 2021 and December 31, 2020, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold, and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,589,166 have been issued at June 30, 2021.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

The federal banking agencies jointly issued a final rule, which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio (CBLR) framework. The final rule was effective January 1, 2020. Under this framework, the bank would choose the option of using the CBLR.  In order to qualify, a community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules. The Company chose the CBLR option for calculation of its capital ratio in the first quarter of 2020.

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2021 and December 31, 2020.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
June 30, 2021
CWB’s actual regulatory ratios	12.46%	11.21%	11.21%	8.94%	8.94%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
December 31, 2020
CWB’s actual regulatory ratios	12.27%	11.02%	11.02%	9.29%	9.29%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A	N/A

There are no conditions or events since June 30, 2021 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

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

Laws or regulations are enacted which may have the effect of increasing the cost of doing business, limiting, or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions.  Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress and by various bank and other regulatory agencies.  Future changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the Company’s business and earnings.

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

The ultimate impact to our primary market risk exposure with the continued impact of the COVID-19 pandemic remains uncertain.  A review of our market risk methods are ongoing, and modeling is incorporating additional assumptions to account for this continued uncertainty related to this pandemic.  Repricing cash flows, and prepayment projections for loans and mortgage-backed securities did not behave as they would be expected to in a more stable interest rate environment.  SBA PPP loans and the FRB’s PPPLF borrowings are new instruments and have payment characteristics.  In late March 2020, we implemented loan payment programs for customers to alleviate the financial setback caused by the temporary closure of business and lost wages.  Under these programs, borrowers who were in good standing as of the date of the request, can elect to defer full or partial payments for up to a 180-day period.  At June 30, 2021, all but one loan has resumed payments. Customer deposit flows may experience unusual fluctuations due to government support programs, customer and business stress, and general money supply.  We continue to closely monitor customer and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis begins to reveal itself. The Company expects to see continued volatility in the economic markets.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2021 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company made no repurchases of its common stock during the quarter ended June 30, 2021 and there was approximately $1.4 million that may yet be purchased under the Company’s repurchase program.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 6, 2021	BY: /s/ Susan C. Thompson
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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*
This certification is furnished to, but shall not be deemed filed, with the Commission.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange  Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.