Form 10-Q
period 2021-09-30
COMMUNITY WEST BANCSHARES /
filed 2021-11-10
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,616,186 as of October 29, 2021.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	2
Consolidated Income Statements for the three and nine months ended September 30, 2021 and 2020 (unaudited)	3
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (unaudited)	4
Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	50
Item 4 – Controls and Procedures	50

Part II. Other Information
Item 1 – Legal Proceedings	51
Item 1A – Risk Factors	51
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3 – Defaults Upon Senior Securities	51
Item 4 – Mine Safety Disclosures	51
Item 5 – Other Information	51
Item 6 – Exhibits	52

Signatures	52

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks and federal funds sold	$2,129	$1,587
Interest-earning demand in other financial institutions	184,806	58,953
Cash and cash equivalents	186,935	60,540
Investment securities - available-for-sale, at fair value; amortized cost of $20,300 at September 30, 2021 and $17,266 at December 31, 2020	20,489	17,308
Investment securities - held-to-maturity, at amortized cost; fair value of $3,077 at September 30, 2021 and $4,854 at December 31, 2020	2,902	4,586
Investment securities - measured at fair value; amortized cost of $66 at September 30, 2021 and December 31, 2020.	217	149
Federal Home Loan Bank stock, at cost	3,068	3,260
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	24,400	31,229
Held for investment, net of allowance for loan losses of $10,283 at September 30, 2021 and $10,194 at December 31, 2020	855,912	816,154
Total loans	880,312	847,383
Other assets acquired through foreclosure, net	2,572	2,614
Premises and equipment, net	6,657	7,154
Other assets	31,065	31,068
Total assets	$1,135,590	$975,435
Liabilities:
Deposits:
Non-interest-bearing demand	$219,826	$181,837
Interest-bearing demand	508,020	398,101
Savings	21,202	18,736
Certificates of deposit ($250,000 or more)	15,956	30,536
Other certificates of deposit	166,938	136,975
Total deposits	931,942	766,185
Other borrowings	90,000	105,000
Other liabilities	14,881	15,243
Total liabilities	1,036,823	886,428
Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,616,186 shares issued and outstanding at September 30, 2021 and 8,473,063 at December 31, 2020	44,068	42,909
Retained earnings	54,561	46,063
Accumulated other comprehensive income	138	35
Total stockholders’ equity	98,767	89,007
Total liabilities and stockholders’ equity	$1,135,590	$975,435

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$11,576	$10,909	$33,865	$32,158
Investment securities and other	259	207	676	710
Total interest income	11,835	11,116	34,541	32,868
Interest expense:
Deposits	708	1,046	2,221	4,668
Other borrowings	198	518	663	1,404
Total interest expense	906	1,564	2,884	6,072
Net interest income	10,929	9,552	31,657	26,796
Provision (credit) for loan losses	7	113	(207)	1,267
Net interest income after provision (credit) for loan losses	10,922	9,439	31,864	25,529
Non-interest income:
Other loan fees	383	539	1,006	1,163
Gains from loan sales, net	118	424	366	711
Document processing fees	145	152	389	384
Service charges	77	75	218	271
Other	317	162	830	413
Total non-interest income	1,040	1,352	2,809	2,942
Non-interest expenses:
Salaries and employee benefits	4,478	4,402	13,422	13,374
Occupancy, net	802	751	2,361	2,285
Professional services	434	460	1,204	1,402
Data processing	292	258	964	801
Depreciation	191	205	594	619
FDIC assessment	127	123	339	400
Advertising and marketing	189	145	536	563
Stock based compensation	63	71	189	251
Other	284	307	780	759
Total non-interest expenses	6,860	6,722	20,389	20,454
Income before provision for income taxes	5,102	4,069	14,284	8,017
Provision for income taxes	1,467	1,209	4,077	2,399
Net income	$3,635	$2,860	$10,207	$5,618
Earnings per share:
Basic	$0.42	$0.34	$1.19	$0.66
Diluted	$0.41	$0.33	$1.17	$0.66
Weighted average number of common shares outstanding:
Basic	8,597	8,473	8,548	8,473
Diluted	8,777	8,540	8,699	8,540
Dividends declared per common share	$0.070	$0.045	$0.200	$0.145

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$3,635	$2,860	$10,207	$5,618
Other comprehensive income (loss), net:
Unrealized income on securities available-for-sale (AFS), net (tax effect of ($5), $29, $44 and $40 for each respective period presented)	(12)	70	103	95
Net other comprehensive (loss) income	(12)	70	103	95
Comprehensive income	$3,623	$2,930	$10,310	$5,713

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended September 30, 2021	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, June 30, 2021:	8,589	$43,780	$150	$51,527	$95,457
Net income	—	—	—	3,635	3,635
Exercise of stock options	27	225	—	—	225
Stock based compensation	—	63	—	—	63
Dividends on common stock	—	—	—	(601)	(601)
Other comprehensive loss, net	—	—	(12)	—	(12)
Balance, September 30, 2021	8,616	$44,068	$138	$54,561	$98,767

Three Months Ended September 30, 2020	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, June 30, 2020:	8,472	$42,766	$(53)	$41,380	$84,093
Net income	—	—	—	2,860	2,860
Exercise of stock options	1	4	—	—	4
Stock based compensation	—	71	—	—	71
Dividends on common stock	—	—	—	(381)	(381)
Other comprehensive income, net	—	—	70	—	70
Balance, September 30, 2020	8,473	$42,841	$17	$43,859	$86,717

Nine Months Ended September 30, 2021	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2020:	8,473	$42,909	$35	$46,063	$89,007
Net income	—	—	—	10,207	10,207
Exercise of stock options	143	970	—	—	970
Stock based compensation	—	189	—	—	189
Dividends on common stock	—	—	—	(1,709)	(1,709)
Other comprehensive income, net	—	—	103	—	103
Balance, September 30, 2021	8,616	$44,068	$138	$54,561	$98,767

Nine Months Ended September 30, 2020	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2019:	8,472	$42,586	$(78)	$39,470	$81,978
Net income	—	—	—	5,618	5,618
Exercise of stock options	1	4	—	—	4
Stock based compensation	—	251	—	—	251
Dividends on common stock	—	—	—	(1,229)	(1,229)
Other comprehensive income, net	—	—	95	—	95
Balance, September 30, 2020	8,473	$42,841	$17	$43,859	$86,717

See the accompanying notes.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$10,207	$5,618
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	(207)	1,267
Depreciation	594	619
Stock based compensation	189	251
Deferred income taxes	(299)	(559)
Net accretion of discounts and premiums for investment securities	54	69
(Gains) Losses on:
Sale of loans, net	(366)	(711)
Sale of assets, net	—	25
Loans originated for sale and principal collections, net	6,829	9,484
Changes in:
Investment securities held at fair value	(68)	40
Other assets	(24)	(4,805)
Other liabilities	209	269
Servicing assets, net	(110)	(483)
Net cash provided by operating activities	17,008	11,084
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	3,189	3,668
Purchase of available-for-sale securities	(6,250)	(3,000)
Principal pay downs and maturities of held-to-maturity securities	1,657	1,359
Loan originations and principal collections, net	(39,322)	(87,573)
Redemption (purchase) of restricted stock, net	192	(546)
Purchase of premises and equipment, net	(97)	(213)
Net cash used in investing activities	(40,631)	(86,305)
Cash flows from financing activities:
Net increase (decrease) in deposits	165,757	(1,754)
Net (decrease) increase in borrowings	(15,000)	125,103
Exercise of stock options	970	4
Cash dividends paid on common stock	(1,709)	(1,229)
Net cash provided by financing activities	150,018	122,124
Net increase cash and cash equivalents	126,395	46,903
Cash and cash equivalents at beginning of period	60,540	82,661
Cash and cash equivalents at end of period	$186,935	$129,564
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,033	$6,470
Income Taxes	$4,107	$2,595
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	136	106
Operating lease right-of-use asset	—	487
Operating lease liability	—	487

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full-service banking through its wholly-owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”) which includes 445 Pine Investments, LLC, the Bank's wholly-owned limited liability corporation. Unless indicated otherwise or unless the context suggests otherwise, these entities are referred to herein collectively and on a consolidated basis as the “Company.”

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2021 and 2020, and for the three and nine months then ended, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2020 and for the three and nine months ended September 30, 2020 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

COVID-19 pandemic update

The COVID-19 pandemic, first identified in the United States during the first quarter of 2020, has had adverse effects on the economy in the United States, generally, and in our service area. The assistance of government supported programs under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Consolidated Appropriations Act (CAA), including the Paycheck Protection Program (PPP), have lessened the disruptive effects of the COVID-19 pandemic.  Throughout the COVID pandemic, CWB has actively worked to assist clients.  Some clients in our service area have experienced increased unemployment, business closures, and slowdowns, especially in the restaurant, hospitality, and recreation industries.  This may lead to increased credit ratings downgrades, loan delinquencies, defaults, reductions in asset values, and foreclosures, any of which could have an adverse effect on our business, financial condition, and results of operations.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and Small Business Association (‘‘SBA”).  The Company did not incur any lower of cost or fair value provision in the three and nine months ended September 30, 2021 and 2020.

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

Guidance on Non-TDR Loan Modifications due to COVID-19
On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 ( the extension of the expiration date was passed as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal on December 21, 2020) or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due.  These included short-term, 180 days or less, modifications in the form of payment deferrals. With the passage of The Economic Aid Act, the Company modified and extended its payment deferral program. The new program is for 90 days. As of September 30, 2021, there were no deferred loans  outstanding under these short-term modifications.

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

The Company evaluates and individually assesses for impairment loans classified as Substandard or Doubtful, in addition to loans either on nonaccrual, considered a TDR, or when other conditions exist which lead management to review for possible impairment.  Measurement of impairment on impaired loans is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans.  The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods:

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

Income Taxes

The Company uses the asset and liability method, which recognizes an asset or liability representing the tax effects of future deductible or taxable amounts that have been recognized in the consolidated financial statements.  Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting.  These items represent “temporary differences.”  Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.  Any interest or penalties assessed by the taxing authorities is classified in the financial statements as income tax expense.  Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued updated guidance codified within ASU-2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2023. The Company has formed a subcommittee of its allowance for loan losses committee which is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,729	$34	$—	$5,763
U.S. government agency collateralized mortgage obligations ("CMO")	5,321	31	(8)	5,344
Corporate subordinated notes	9,250	142	(10)	9,382
Total	$20,300	$207	$(18)	$20,489

Securities held-to-maturity
U.S. government agency mortgage-backed securities ("MBS")	$2,902	$176	$(1)	$3,077
Total	$2,902	$176	$(1)	$3,077

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$151	$—	$217
Total	$66	$151	$—	$217

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$6,501	$1	$(30)	$6,472
U.S. government agency collateralized mortgage obligations ("CMO")	7,765	33	(13)	7,785
Corporate subordinated notes	3,000	53	(2)	3,051
Total	$17,266	$87	$(45)	$17,308

Securities held-to-maturity
U.S. government agency mortgage-backed securities ("MBS")	$4,586	$269	$(1)	$4,854
Total	$4,586	$269	$(1)	$4,854

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$83	$—	$149
Total	$66	$83	$—	$149

At September 30, 2021 and December 31, 2020, $14.0 million and $18.9 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	September 30, 2021
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$744	0.6%	$5,019	1.3%	$—	—	$5,763	1.2%
U.S. government agency CMO	47	1.8%	4,290	0.4%	1,007	0.7%	—	—	5,344	0.5%
Corporate subordinated notes	—	—	8,637	3.8%	745	3.3%	—	—	9,382	3.9%
Total	$47	1.8%	$13,671	2.6%	$6,771	1.4%	$—	—	$20,489	2.2%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,148	3.0%	$754	3.6%	$—	—	$2,902	3.0%
Total	$—	—	$2,148	3.0%	$754	3.6%	$—	—	$2,902	3.0%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$217	—
Total	$—	—	$—	—	$—	—	$—	—	$217	—

	December 31, 2020
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$784	0.6%	$5,688	1.7%	$—	—	$6,472	1.2%
U.S. government agency CMO	820	1.7%	5,832	0.6%	1,133	0.8%	—	—	7,785	2.3%
Corporate subordinated notes	—	0.0%	3,051	4.8%	—	0.0%	—	0.0%	3,051	4.8%
Total	$820	0	$9,667	1.9%	$6,821	1.5%	$—	—	$17,308	1.6%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$3,821	2.8%	$765	3.6%	$—	—	$4,586	2.9%
Total	$—	—	$3,821	2.8%	$765	3.6%	$—	—	$4,586	2.9%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$149	—
Total	$—	—	$—	—	$—	—	$—	—	$149	—

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$47	$47	$817	$820
After one year through five years	13,497	13,671	9,594	9,667
After five years through ten years	6,756	6,771	6,855	6,821
After ten years	—	—	—	—
Total	$20,300	$20,489	$17,266	$17,308

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	2,148	2,233	3,821	3,965
After five years through ten years	754	844	765	889
After ten years	—	—	—	—
Total	$2,902	$3,077	$4,586	$4,854

Securities measured at fair value
Farmer Mac class A stock	$66	$217	$66	$149
Total	$66	$217	$66	$149

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	September 30, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$—	$—	$—	$—
U.S. government agency CMO	—	—	8	1,007	8	1,007
Corporate subordinated notes	10	2,240	—	—	10	2,240
Total	$10	$2,240	$8	$1,007	$18	$3,247

Securities held-to-maturity
U.S. government agency MBS	$1	$181	$—	$—	$1	$181
Total	$1	$181	$—	$—	$1	$181

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$7	$784	$7	$784
U.S. government agency CMO	—	—	36	6,021	36	6,021
Corporate subordinated notes	2	1,498	—	—	2	1,498
Total	$2	$1,498	$43	$6,805	$45	$8,303

Securities held-to-maturity
U.S. government agency MBS	$1	$185	$—	$—	$1	$185
Total	$1	$185	$—	$—	$1	$185

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of September 30, 2021 and December 31, 2020, there were  5 and 13 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2021 and December 31, 2020, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.
3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of September 30, 2021 and December 31, 2020, the Company had approximately $7.1 million and $8.3 million, respectively, of SBA loans included in loans held for sale.  As of September 30, 2021 and December 31, 2020, the principal balance of SBA loans serviced for others was $3.3 million and $4.0 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of September 30, 2021 and December 31, 2020, the Company had $17.3 million and $22.9 million of USDA loans included in loans held for sale, respectively. As of September 30, 2021 and December 31, 2020, the principal balance of USDA loans serviced for others was $0.8 million and $1.9 million, respectively.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$292,476	$280,284
Commercial real estate	473,338	402,148
Commercial	49,401	57,933
SBA (1)	38,649	73,131
HELOC	3,717	3,861
Single family real estate	8,756	10,490
Consumer	23	133
	866,360	827,980
Allowance for loan losses	(10,283)	(10,194)
Deferred fees, net	(1,411)	(1,583)
Discount on SBA loans	(39)	(49)
Other loans in process	1,285	—
Total loans held for investment, net	$855,912	$816,154

(1)  Includes $36.1 million and $69.5 million of SBA Paycheck Protection Program (PPP) loans as of September 30, 2021 and December 31, 2020, respectively.

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:
	September 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$292,025	$238	$117	$—	$355	$96	$292,476	$—
Commercial real estate:
Commercial real estate	424,377	231	—	—	231	—	424,608	—
SBA 504 1st trust deed	18,389	—	—	—	—	1,345	19,734	—
Land	8,623	—	—	—	—	—	8,623	—
Construction	20,373	—	—	—	—	—	20,373	—
Commercial	49,401	—	—	—	—	—	49,401	—
SBA	38,455	57	—	—	57	137	38,649	—
HELOC	3,717	—	—	—	—	—	3,717	—
Single family real estate	8,491	—	—	—	—	265	8,756	—
Consumer	23	—	—	—	—	—	23	—
Total	$863,874	$526	$117	$—	$643	$1,843	$866,360	$—

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$277,873	$1,716	$81	$—	$1,797	$614	$280,284	$—
Commercial real estate:
Commercial real estate	360,345	—	—	—	—	—	360,345	—
SBA 504 1st trust deed	16,423	—	—	—	—	1,469	17,892	—
Land	6,528	—	—	—	—	—	6,528	—
Construction	17,383	—	—	—	—	—	17,383	—
Commercial	56,451	92	—	—	92	1,390	57,933	—
SBA	72,856	—	—	—	—	275	73,131	—
HELOC	3,861	—	—	—	—	—	3,861	—
Single family real estate	10,366	—	—	—	—	124	10,490	—
Consumer	133	—	—	—	—	—	133	—
Total	$822,219	$1,808	$81	$—	$1,889	$3,872	$827,980	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Beginning balance	$10,240	$10,008	$10,194	$8,717
Charge-offs	—	—	—	—
Recoveries	36	76	296	213
Net recoveries	36	76	296	213
Provision (credit)	7	113	(207)	1,267
Ending balance	$10,283	$10,197	$10,283	$10,197

As of September 30, 2021 and December 31, 2020, the Company had reserves for credit losses on undisbursed loans of $106,000 and $92,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	20	10	1	1	—	—	36
Net recoveries	4	20	10	1	1	—	—	36
Provision (credit)	(25)	149	(15)	(87)	(2)	(13)	—	7
Ending balance	$2,609	$6,497	$1,015	$28	$24	$109	$1	$10,283

2020
Beginning balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	47	—	2	—	—	76
Net recoveries	7	20	47	—	2	—	—	76
Provision (credit)	138	100	(109)	(1)	(3)	(12)	—	113
Ending balance	$2,615	$5,879	$1,441	$127	$25	$108	$2	$10,197

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	155	60	30	46	4	1	—	296
Net recoveries	155	60	30	46	4	1	—	296
Provision (credit)	(158)	487	(394)	(136)	(5)	—	(1)	(207)
Ending balance	$2,609	$6,497	$1,015	$28	$24	$109	$1	$10,283

2020
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	20	60	121	6	5	1	—	213
Net recoveries	20	60	121	6	5	1	—	213
Provision (credit)	411	602	158	89	(7)	15	(1)	1,267
Ending balance	$2,615	$5,879	$1,441	$127	$25	$108	$2	$10,197

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of September 30, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,750	$222	$89	$—	$—	$431	$—	$4,492
Impaired loans with no allowance recorded	1,209	1,345	1,563	382	—	266	—	4,765
Total loans individually evaluated for impairment	4,959	1,567	1,652	382	—	697	—	9,257
Loans collectively evaluated for impairment	287,517	471,771	47,749	38,267	3,717	8,059	23	857,103
Total loans held for investment	$292,476	$473,338	$49,401	$38,649	$3,717	$8,756	$23	$866,360
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,750	$222	$89	$—	$—	$431	$—	$4,492
Impaired loans with no allowance recorded	1,713	1,424	1,563	833	—	277	—	5,810
Total loans individually evaluated for impairment	5,463	1,646	1,652	833	—	708	—	10,302
Loans collectively evaluated for impairment	287,517	471,771	47,749	38,267	3,717	8,059	23	857,103
Total loans held for investment	$292,980	$473,417	$49,401	$39,100	$3,717	$8,767	$23	$867,405
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$223	$16	$—	$—	$—	$13	$—	$252
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	223	16	—	—	—	13	—	252
Loans collectively evaluated for impairment	2,386	6,481	1,015	28	24	96	1	10,031
Total loans held for investment	$2,609	$6,497	$1,015	$28	$24	$109	$1	$10,283

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	2,294	1,468	1,504	292	—	1,860	—	7,418
Total loans individually evaluated for impairment	6,696	1,698	1,504	292	—	2,309	—	12,499
Loans collectively evaluated for impairment	273,588	400,450	56,429	72,839	3,861	8,181	133	815,481
Total loans held for investment	$280,284	$402,148	$57,933	$73,131	$3,861	$10,490	$133	$827,980
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	3,066	1,474	1,844	946	—	1,860	—	9,190
Total loans individually evaluated for impairment	7,468	1,704	1,844	946	—	2,309	—	14,271
Loans collectively evaluated for impairment	273,588	400,450	56,429	72,839	3,861	8,181	133	815,481
Total loans held for investment	$281,056	$402,154	$58,273	$73,785	$3,861	$10,490	$133	$829,752
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$279	$16	$—	$—	$—	$16	$—	$311
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	279	16	—	—	—	16	—	311
Loans collectively evaluated for impairment	2,333	5,934	1,379	118	25	92	2	9,883
Total loans held for investment	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194

Included in impaired loans are $0.6 million and $0.7 million of loans guaranteed by government agencies at September 30, 2021 and December 31, 2020, respectively.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of September 30, 2021 and December 31, 2020.

The table below reflects recorded investment in loans classified as impaired:

	September 30, 2021	December 31, 2020
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$4,492	$5,081
Impaired loans without a specific valuation allowance under ASC 310	4,765	7,418
Total impaired loans	$9,257	$12,499
Valuation allowance related to impaired loans	$252	$311

The following table summarizes impaired loans by class of loans:

	September 30, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$4,959	$6,696
Commercial real estate :
Commercial real estate	—	—
SBA 504 1st trust deed	1,567	1,698
Land	—	—
Construction	—	—
Commercial	1,652	1,504
SBA	382	292
HELOC	—	—
Single family real estate	697	2,309
Consumer	—	—
Total	$9,257	$12,499
The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended September 30,
	2021		2020
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$4,961	$95	$7,493	$153
Commercial real estate:
Commercial real estate	—	—	85	—
SBA 504 1st trust deed	1,533	4	234	4
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,622	24	1,656	2
SBA	593	4	324	1
HELOC	—	—	—	—
Single family real estate	1,512	10	2,229	29
Consumer	—	—	—	—
Total	$10,221	$137	$12,021	$189

	Nine Months Ended September 30,
	2021		2020
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$5,683	$277	$7,697	$420
Commercial real estate:
Commercial real estate	—	—	84	—
SBA 504 1st trust deed	1,615	48	234	13
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,645	78	1,702	5
SBA	480	11	347	1
HELOC	—	—	—	—
Single family real estate	1,913	91	2,275	88
Consumer	—	—	—	—
Total	$11,336	$505	$12,339	$527

The Company is not committed to lend additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans	$1,843	$3,872
Government guaranteed portion of loans included above	$101	$207

Troubled debt restructured loans, gross	$8,789	$11,141
Loans 30 through 89 days past due with interest accruing	$643	$1,889
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.19%	1.23%

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended September 30, 2021 and 2020, was $35 thousand and $0.1 million, respectively.  Foregone interest on nonaccrual and TDR loans for the nine months ended September 30, 2021 and 2020, was $0.1 million and $0.2 million, respectively.

The following table presents the composition of nonaccrual loans by class of loans:

	September 30, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$96	$614
Commercial real estate:
Commercial real estate	—	—
SBA 504 1st trust deed	1,345	1,469
Land	—	—
Construction	—	—
Commercial	—	1,390
SBA	137	275
HELOC	—	—
Single family real estate	265	124
Consumer	—	—
Total	$1,843	$3,872

Included in nonaccrual loans are $0.1 million of loans guaranteed by government agencies at September 30, 2021 and $0.2 million at December 31, 2020.

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

The following tables present gross loans by risk rating:

	September 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$291,399	$—	$1,077	$—	$292,476
Commercial real estate:
Commercial real estate	405,432	5,038	12,838	—	423,308
SBA 504 1st trust deed	17,451	—	2,283	—	19,734
Land	8,623	—	—	—	8,623
Construction	20,373	—	—	—	20,373
Commercial	44,280	—	2,326	—	46,606
SBA	2,117	—	119	—	2,236
HELOC	3,717	—	—	—	3,717
Single family real estate	8,485	—	271	—	8,756
Consumer	23	—	—	—	23
Total, net	801,900	5,038	18,914	—	825,852
Government guarantee	38,578	—	1,930	—	40,508
Total	$840,478	$5,038	$20,844	$—	$866,360

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$278,826	$—	$1,458	$—	$280,284
Commercial real estate:
Commercial real estate	340,391	6,265	12,362	—	359,018
SBA 504 1st trust deed	14,877	—	3,015	—	17,892
Land	6,528	—	—	—	6,528
Construction	15,344	—	2,039	—	17,383
Commercial	48,776	823	3,419	—	53,018
SBA	2,554	34	263	—	2,851
HELOC	3,861	—	—	—	3,861
Single family real estate	10,361	—	129	—	10,490
Consumer	133	—	—	—	133
Total, net	721,651	7,122	22,685	$—	751,458
Government guarantee	72,876	—	3,646	—	76,522
Total	$794,527	$7,122	$26,331	$—	$827,980

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

The following tables summarize the financial effects of TDR loans by loan class for the periods presented:

There were no new TDR loans for the three months ended September 30, 2021.

	For the Three Months Ended September 30, 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	4	$300	$300	$—	$—	$—
SBA	1	17	17	—	—	—
Total	5	$317	$317	$—	$—	$—

	For the Nine Months Ended September 30, 2021
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$167	$167	$—	$—	$—
Total	1	$167	$167	$—	$—	$—

	For the Nine Months Ended September 30, 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	356	356	56	56	1
SBA	1	$17	$17	$—	$—	$—
Total	6	$373	$373	$56	$56	$1

The average rate concessions were zero basis points for the nine months ended September 30, 2021 and 100 basis points for the nine months ended September 30, 2020.  The average term extension in months was zero for the nine months ended September 30, 2021 and 181 for the nine months ended September 30, 2020. The concessions for the three months ended September 30, 2020 were related to forbearance loans through bankruptcy.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR loans with payment defaults for the three or nine months ended September 30, 2021 or 2020.

At September 30, 2021 there were no material loan commitments outstanding on TDR loans.
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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2021 and December 31, 2020.  The estimated fair value amounts for September 30, 2021 and December 31, 2020 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$217	$—	$—	$217
Investment securities available-for-sale	—	20,489	—	20,489
Interest only strips	—	—	18	18
Servicing assets	—	—	1,570	1,570
Total	$217	$20,489	$1,588	$22,294

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$149	$—	$—	$149
Investment securities available-for-sale	—	12,759	1,498	14,257
Interest only strips	—	—	27	27
Servicing assets	—	—	1,461	1,461
Total	$149	$12,759	$2,986	$15,894

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

On certain SBA loan sales, the Company retained interest only strip assets ("I/O strips”) which represent the present value of excess net cash flows generated by the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors and (ii) contractual servicing fees.  I/O strips are classified as Level 3 in the fair value hierarchy.  The fair value is determined on a quarterly basis through a discounted cash flow analysis prepared by an independent third-party using industry prepayment speeds.  I/O strip valuation adjustments are recorded as additions or offsets to loan servicing income.

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2021:
Impaired loans	$3,587	$—	$3,587	$—
Loans held for sale	26,553	—	26,553	—
Foreclosed real estate and repossessed assets	2,572	—	2,572	—
Total	$32,712	$—	$32,712	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2020:
Impaired loans	$3,910	$—	$3,910	$—
Loans held for sale	34,383	—	34,383	—
Foreclosed real estate and repossessed assets	2,614	—	2,614	—
Total	$40,907	$—	$40,907	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$186,935	$186,935	$—	$—	$186,935
FRB and FHLB stock	4,441	—	4,441	—	4,441
Investment securities	23,608	217	23,565	—	23,782
Loans, net	880,312	—	898,789	5,418	904,207
Financial liabilities:
Deposits	931,942	—	930,220	—	930,220
Other borrowings	90,000	—	90,373	—	90,373

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$60,540	$60,540	$—	$—	$60,540
FRB and FHLB stock	4,633	—	4,633	—	4,633
Investment securities	22,043	149	22,162	—	22,311
Loans, net	847,383	—	845,302	8,278	853,580
Financial liabilities:
Deposits	766,185	—	765,565	—	765,565
Other borrowings	105,000	—	106,051	—	106,051

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2021 and December 31, 2020, the Company had loans held for sale with an aggregate carrying value of $24.4 million and $31.2 million, respectively.

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

There were $17,500 standby letters of credit outstanding at September 30, 2021 and zero at December 31, 2020.  Unfunded loan commitments at September 30, 2021 and December 31, 2020 were $91.1 million and $59.5 million, respectively.

7.	OTHER BORROWINGS

Federal Home Loan Bank Advances – The Company through the bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $90.0 million and $105.0 million at September 30, 2021 and December 31, 2020, respectively, borrowed at fixed rates.  The Company also had $72.0 million of letters of credit with FHLB at September 30, 2021 to secure public funds.  At September 30, 2021, CWB had pledged to the FHLB $14.1 million of securities and $305.2 million of loans.  At September 30, 2021, CWB had $38.9 million available for additional borrowing.  At December 31, 2020, CWB had pledged to the FHLB $18.9 million of securities and $304.7 million of loans.  At December 31, 2020, CWB had $81.4 million available for additional borrowing. Total FHLB interest expense for the nine months ended September 30, 2021 and September 30, 2020 was $0.7 million and $1.1 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  There were no outstanding FRB advances as of September 30, 2021 and December 31, 2020.  Available borrowing capacity was $102.3 million and $102.7 million as of September 30, 2021 and December 31, 2020, respectively. The Company also established a borrowing line with FRB under the Paycheck Protection Program Liquidity Fund (PPPLF).  Advances are secured by SBA PPP loans for up to the term of the loan.  There were no PPPLF advances at June 30, 2021.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of September 30, 2021 and December 31, 2020.

Line of Credit - In September of 2021, the Company entered into an unsecured line of credit agreement for up to $5.0 million at Prime + 0.25%. The Company must maintain a compensating deposit with the lender of $1,000,000.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%.  As of September 30, 2021, there was no outstanding balance on the revolving line of credit. The Company terminated its $10 million secured line of credit as of October 14, 2021.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$150	$(53)	$35	$(78)
Other comprehensive income (loss) before reclassifications	(12)	70	103	95
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	(12)	70	103	95
Ending Balance	$138	$17	$138	$17

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2023.  Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share.  There were zero repurchased common stock shares under this program during the nine months ended September 30, 2021.

During the three and nine months ended September 30, 2021, the Company paid common stock dividends of $0.6 million and $1.7 million, respectively. During the three and nine months ended September 30, 2020, the Company paid common stock dividends of $0.4 and $1.2 million, respectively.

9.	CAPITAL REQUIREMENT

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company.  In July 2013, the federal banking agencies approved the final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning January 1, 2015, and ending January 1, 2019.  The Final Rules implement the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and substantially amend the regulatory risk-based capital rules applicable to the Company.  Basel III redefines the regulatory capital elements and minimum capital ratios, introduces regulatory capital buffers above those minimums, revises rules for calculating risk-weighted assets and adds a new component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2021 and December 31, 2020. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio (1)
September 30, 2021
CWB's actual regulatory ratios	12.11%	10.93%	10.93%	8.59%	8.59%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

(1)	Temporary CBLR requires minimum of 8.50% to be considered well-capitalized until January 1, 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2020
CWB's actual regulatory ratios	12.27%	11.02%	11.02%	9.29%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

There are no conditions or events since September 30, 2021 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, account analysis fees, and other deposit account related fees. The Company’s performance obligation for monthly service fees and account analysis fees is generally satisfied, and the related income recognized, over the period in which the service is provided. Other deposit related fees are largely transactional based and, therefore, the Company’s performance obligation is satisfied, and related income recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to clients’ accounts.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$59	$57	$171	$228
Exchange fees and other service charges	125	46	346	116
Non-interest income (in-scope of Topic 606)	184	103	516	344
Non-interest income (out-of-scope of Topic 606)	856	1,249	2,293	2,598
Total	$1,040	$1,352	$2,809	$2,942

Contract Balances

A contract asset balance occurs when an entity performs a service for a client before the client pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a client for which the entity has already received payment (or payment is due) from the client.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with clients, and therefore, does not experience significant contract balances.  As of September 30, 2021 and December 31, 2020, the Company did not have any signficant contract balances.

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

As described in Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, effective January 1, 2019, we adopted Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of September 30, 2021, the balance of the right-of-use assets was $5.3 million, and the lease liabilities were $5.3 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Nine Months Ended September 30,
	2021	2020
Lease cost:	(in thousands)
Operating lease cost	1,000	1,099
Sublease income	—	—
Total lease cost	1,000	1,099

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	991	1,068
Weighted average remaining lease term - operating leases	8.30 years	8.93 years
Weighted average discount rate - operating leases	3.25%	3.22%

Future minimum operating lease payments:

	September 30,
	2021	2020
	(in thousands)
2020	$—	$247
2021	248	992
2022	887	887
2023	813	813
2024	821	821
2025	768	768
Thereafter	2,586	2,585
Total future minimum lease payments	$6,123	$7,113
Less remaining imputed interest	777	960
Total lease liabilities	$5,346	$6,153

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business;
•	the water shortage in areas of California and its impact on the economy;
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches, and successfully building its brand image;
•	changes in interest rates which may reduce or increase net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or more expensive than anticipated;
•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management;
•	the ability to realize cost efficiencies;
•	a failure or breach of our operational or security systems or infrastructure;
•	a return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services; and
•	loss of key personnel;
•	sources of liquidity;
•	possible impact by the transition from Libor as a reference rate; and,
•	risks related to natural disasters, terrorist attacks, threats of war or actual war and health epidemics may impact our operations, revenues, costs, and stock price.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company headquartered in Goleta, California providing full-service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has seven California branch banking offices in Goleta, Ventura, Santa Maria, Santa Barbara, San Luis Obispo, Oxnard, and Paso Robles  and one wholly owned subsidiary, 445 Pine Investments, LLC, which was formed to hold certain repossessed property.  These entities are collectively referred to herein as the “Company”.

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

The CARES Act, a massive and unprecedented federal government support program, was enacted on March 27, 2020.  It is a $2 trillion stimulus package intended to provide financial relief across the country.  The CARES Act included the Paycheck Protection Program (PPP), which enabled small businesses to obtain a forgivable Small Business Association (SBA) loan to meet payroll, rent, utility, and mortgage interest obligations.

The original PPP terminated on August 8, 2020, but was reopened in January 2021, with $284 billion in additional funding. As part of the resumption of the program, significant clarifications and modifications were made related to the scope of businesses eligible, expansion of the scope of expenses eligible for forgiveness, and simplification of forgiveness mechanisms for loans of $150,000 or less. Eligible businesses were able to apply for and receive PPP loans through May 31, 2021, and certain small businesses that previously received a loan under the original program were eligible to obtain an additional loan. These loans have a five-year term and earn interest at a rate of 1%. During the nine months ended, September 30, 2021, the Company funded $32.4 million in loans under the second round of the PPP and received $89.6 million in loan payoffs of PPP loans. As of September 30, 2021, the outstanding balance of loans originated under the first and second round of the PPP totaled $36.1 million.

The CARES Act permitted financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and provided interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This included the following (i) the loan modification was made between March 1, 2020, and December 31, 2020, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022. The Company is applying this guidance to qualifying loan modifications. The types of loan modifications granted to borrowers included extensions of loan maturity dates, covenant waivers, interest only payments for a specified period of time, and loan payment deferrals. As of September 30, 2021, the Company had no outstanding modifications on loans that met these conditions.

We are proud to have facilitated $125.7 million of SBA PPP loans to businesses throughout the communities we serve. Bank regulators issued an interim rule that neutralizes the regulatory capital effects by allowing a zero percent risk weight, for capital purposes to loans originated under the PPP and exclusion from average assets used for the leverage ratio as long as the loans are pledged to the Federal Reserve Bank’s Paycheck Protection Program Liquidity Fund (PPPLF) program.  The capital rule was issued April 9, 2020, and was effective immediately.

Government assisted programs, along with the SBA PPP, could mask or delay the detection or reporting of deterioration in credit quality indicators. The industries most heavily impacted include retail, healthcare, hospitality, schools, and energy. The Company’s management team has evaluated the loans related to the affected industries, and at September 30, 2021, the Bank’s loans to these industries were $162.7 million, which is 18.2% of our $890.6 million loan portfolio.

The extent to which COVID-19 impacts our business will depend on future developments, which remain uncertain and cannot be predicted.  Future developments include new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others.  We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other factors, its duration, the success of efforts to contain it and the impact of actions taken in response.  Uncertainty created by the COVID-19 pandemic is pervasive, and the pandemic will likely impact our operations, clients, vendors, and various areas of risk; however, we are unable at this time, to estimate the full impact of the COVID-19 pandemic on our ongoing financial and operational results. The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year and into 2022.

In light of volatility in the capital markets and economic disruptions, the Company continues to carefully monitor its capital and liquidity position.  The Company continues to anticipate that it will have sufficient capital levels to meet all applicable regulatory capital requirements.

Financial Result Highlights for the Third Quarter of 2021

The significant factors impacting the Company’s third quarter earnings performance were:

•	Net income was $3.6 million, or $0.41 per diluted share in 3Q21, compared to $2.9 million, or $0.33 per diluted share in 3Q20.

•	Net interest income increased to $10.9 million for 3Q21, compared to $9.6 million in 3Q20.

•
A provision for loan losses of $7,000 was booked for 3Q21, compared to a provision for loan losses of $113,000 for 3Q20.  The resulting allowance was 1.19% of total loans held for investment at September 30, 2021, and 1.24% of total loans held for investment, excluding the $36.1 million of Paycheck Protection Program (“PPP”) loans at September 30, 2021, which are 100% guaranteed by the Small Business Administration (“SBA”).*

•	Net interest margin was 3.97% for 3Q21, compared to 3.76% for 3Q20.

•	Non-interest-bearing demand deposits increased $29.7 million during the year to $219.8 million at September 30, 2021, compared to $190.1 million at September 30, 2020.

•	Total demand deposits increased $182.6 million to $727.8 million at September 30, 2021, compared to $545.2 million at September 30, 2020.

•	Total loans increased $36.1 million to $890.6 million at September 30, 2021, compared to $854.5 million at September 30, 2020.

•	Book value per common share increased to $11.46 at September 30, 2021, compared to $10.23 at September 30, 2020.

•	The Bank’s community bank leverage ratio (CBLR) was 8.59% at September 30, 2021, compared to 8.79% at September 30, 2020.

•	Net non-accrual loans were $1.7 million at September 30, 2021, compared to $2.3 million at September 30, 2020.

•	Other assets acquired through foreclosure, net, was $2.6 million at September 30, 2021, and $2.7 million at September 30, 2020.

*Non-GAAP

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2021 throughout the analysis sections of this report.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)

Net income	$3,635	$2,860	$10,207	$5,618
Basic earnings per share	$0.42	$0.34	$1.19	$0.66
Diluted earnings per share	$0.41	$0.33	$1.17	$0.66
Total assets	$1,135,590	$1,042,099	$1,135,590	$1,042,099
Total loans	$880,312	$844,273	$880,312	$844,273
Total deposits	$931,942	$749,180	$931,942	$749,180
Total stockholders' equity	$98,767	$86,717	$98,767	$86,717
Book value per common share	$11.46	$10.23	$11.46	$10.23
Net interest margin	3.97%	3.76%	4.13%	3.81%
Return on average assets	1.28%	1.09%	1.29%	0.77%
Return on average stockholders' equity	14.77%	13.33%	14.49%	8.94%

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$11,835	$11,116	$719	$34,541	$32,868	$1,673
Interest expense	906	1,564	(658)	2,884	6,072	(3,188)
Net interest income	10,929	9,552	1,377	31,657	26,796	4,861
Credit (provision) for loan losses	7	113	(106)	(207)	1,267	(1,474)
Net interest income after provision for loan losses	10,922	9,439	1,483	31,864	25,529	6,335
Non-interest income	1,040	1,352	(312)	2,809	2,942	(133)
Non-interest expenses	6,860	6,722	138	20,389	20,454	(65)
Income before income taxes	5,102	4,069	1,033	14,284	8,017	6,267
Provision for income taxes	1,467	1,209	258	4,077	2,399	1,678
Net income	$3,635	$2,860	$775	$10,207	$5,618	$4,589
Income per share - basic	$0.42	$0.34	$0.09	$1.19	$0.66	$0.53
Income per share - diluted	$0.41	$0.33	$0.08	$1.17	$0.66	$0.52

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$182,182	$73	0.16%	$129,429	$74	0.23%
Investment securities	27,552	186	2.68%	28,063	133	1.89%
Loans (1)	882,058	11,576	5.21%	854,273	10,909	5.08%
Total earnings assets	1,091,792	11,835	4.30%	1,011,765	11,116	4.37%
Nonearning Assets
Cash and due from banks	2,162			4,513
Allowance for loan losses	(10,174)			(10,009)
Other assets	39,818			38,538
Total assets	$1,123,598			$1,044,807
Interest-Bearing Liabilities
Interest-bearing demand deposits	499,301	411	0.33%	314,839	453	0.57%
Savings deposits	21,335	18	0.33%	18,209	25	0.55%
Time deposits	188,512	279	0.59%	204,988	568	1.10%
Total interest-bearing deposits	709,148	708	0.40%	538,036	1,046	0.77%
Other borrowings	90,000	198	0.87%	209,886	518	0.98%
Total interest-bearing liabilities	799,148	906	0.45%	747,922	1,564	0.83%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	211,017			195,450
Other liabilities	15,797			16,107
Stockholders' equity	97,636			85,328
Total Liabilities and Stockholders' Equity	$1,123,598			$1,044,807
Net interest income and margin (3)		$10,929	3.97%		$9,552	3.76%
Net interest spread (4)			3.85%			3.54%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost (2)	Average Balance	Interest	Average Yield/Cost (2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$115,265	$146	0.17%	$84,207	$259	0.41%
Investment securities	26,792	530	2.64%	28,508	451	2.11%
Loans (1)	883,280	33,865	5.13%	827,244	32,158	5.19%
Total earnings assets	1,025,337	34,541	4.50%	939,959	32,868	4.67%
Nonearning Assets
Cash and due from banks	2,148			3,251
Allowance for loan losses	(10,221)			(9,378)
Other assets	39,904			36,267
Total assets	$1,057,168			$970,099
Interest-Bearing Liabilities
Interest-bearing demand deposits	449,019	1,359	0.40%	296,526	1,668	0.75%
Savings deposits	20,244	58	0.38%	16,986	82	0.64%
Time deposits	182,267	804	0.59%	255,705	2,918	1.52%
Total interest-bearing deposits	651,530	2,221	0.46%	569,217	4,668	1.10%
Other borrowings	95,806	663	0.93%	137,531	1,404	1.36%
Total interest-bearing liabilities	747,336	2,884	0.52%	706,748	6,072	1.15%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	199,861			163,232
Other liabilities	15,822			16,147
Stockholders' equity	94,149			83,972
Total Liabilities and Stockholders' Equity	$1,057,168			$970,099
Net interest income and margin (3)		$31,657	4.13%		$26,796	3.81%
Net interest spread (4)			3.98%			3.52%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 versus 2020			2021 versus 2020
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$21	$(22)	$(1)	$39	$(152)	$(113)
Investment securities	(3)	56	53	(34)	113	79
Loans, net	365	302	667	2,150	(443)	1,707
Total interest income	383	336	719	2,155	(482)	1,673

Interest expense:
Interest-bearing demand deposits	153	(195)	(42)	456	(765)	(309)
Savings deposits	3	(10)	(7)	9	(33)	(24)
Time deposits	(25)	(264)	(289)	(324)	(1,790)	(2,114)
Short-term borrowings	(263)	(57)	(320)	(290)	(451)	(741)
Total interest expense	(132)	(526)	(658)	(149)	(3,039)	(3,188)
Net increase	$515	$862	$1,377	$2,304	$2,557	$4,861

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and nine months ended September 30, 2021 was $11.8 million and $34.5 million, compared to $11.1 million and $32.9 million for three and nine months ended September 30, 2020.  Total interest income in the third quarter of 2021 was impacted by forgiven SBA PPP loans. The annualized yield on interest-earning assets for the third quarter 2021 was 4.30% compared to 4.37% for the third quarter of 2020.

Interest expense for the three and nine months ended September 30, 2021 compared to 2020 decreased by $0.7 million and $3.2 million, respectively.  This decrease in interest expense for the comparable periods was primarily due to decreased rates for interest-bearing-demand balances and decreased cost of funds on repricing of maturing time deposits.  The annualized average cost of interest-bearing liabilities decreased by 38 basis points to 0.45% for the three months ended September 30, 2021, compared to the same period in 2020.  The cost of interest-bearing deposits decreased by 37 basis points to 0.40% for the third quarter 2021, compared to 0.77% for the third quarter 2020.  The cost of other borrowings for the comparable periods decreased by 11 basis points to 0.87% for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to the repricing of some FHLB advances. Total cost of funds was 0.36% for the third quarter 2021 compared to 0.66% for the third quarter of 2020.  Year-to-date total cost of funds at September 30, 2021 was 0.41% compared to 0.93% for the first nine months of 2020.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the interest margin for the three months ended September 30, 2021 to 3.97% compared to 3.76% in the three months ended September 30, 2020.  The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the interest margin for the nine months ended September 30, 2021 to 4.13% compared to 3.81% in the nine months ended September 30, 2020.

Provision (credit) for loan losses

The provision (credit) for loan losses in each period is reflected as a charge against earnings in that period.  The provision (credit) for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses were $7 thousand and $0.1 million for the third quarters of 2021 and 2020, respectively.  The provision decrease for the third quarter 2021 compared to the third quarter of 2020 was primarily due to loan grading migration benefits for previously categorized economic risks associated with the COVID-19 pandemic. The Company’s allowance was 1.19% of loans held for investment at September 30, 2021 compared to 1.23% at September 30, 2020. The Company’s allowance was 1.24% of loans held for investment at September 30, 2021 when excluding the $36.1 million of SBA PPP loans, which are 100% government guaranteed.

The provision (credit) for loan losses for the nine months ended September 30, 2021 was $(0.2) million compared to $1.3 million for the nine months ended September 30, 2020.

The following schedule summarizes the provision, charge-offs (recoveries) by loan category for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	20	10	1	1	—	—	36
Net (charge-offs) recoveries	4	20	10	1	1	—	—	36
Provision (credit)	(25)	149	(15)	(87)	(2)	(13)	—	7
Ending balance	$2,609	$6,497	$1,015	$28	$24	$109	$1	$10,283

2020
Beginning balance	$2,470	$5,759	$1,503	$128	$26	$120	$2	$10,008
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	47	—	2	—	—	76
Net (charge-offs) recoveries	7	20	47	—	2	—	—	76
Provision (credit)	138	100	(109)	(1)	(3)	(12)	—	113
Ending balance	$2,615	$5,879	$1,441	$127	$25	$108	$2	$10,197

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	155	60	30	46	4	1	—	296
Net (charge-offs) recoveries	155	60	30	46	4	1	—	296
Provision (credit)	(158)	487	(394)	(136)	(5)	—	(1)	(207)
Ending balance	$2,609	$6,497	$1,015	$28	$24	$109	$1	$10,283

2020
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	20	60	121	6	5	1	—	213
Net (charge-offs) recoveries	20	60	121	6	5	1	—	213
Provision (credit)	411	602	158	89	(7)	15	(1)	1,267
Ending balance	$2,615	$5,879	$1,441	$127	$25	$108	$2	$10,197

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.20% as of September 30, 2021 from 0.43% at December 31, 2020.

The allowance for loan losses compared to net nonaccrual loans has increased to 590% as of September 30, 2021 from 263% as of December 31, 2020.  Total past due loans decreased to $0.6 million as of September 30, 2021 from $1.9 million as of December 31, 2020.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit clients.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)
Other loan fees	$383	$539	$(156)	$1,006	$1,163	$(157)
Gains from loan sales, net	118	424	(306)	366	711	(345)
Document processing fees	145	152	(7)	389	384	5
Service charges	77	75	2	218	271	(53)
Other	317	162	155	830	413	417
Total non-interest income	$1,040	$1,352	$(312)	$2,809	$2,942	$(133)

Total non-interest income decreased by $0.3 million for the three months ended September 30, 2021 compared to the same periods in 2020.  Other loans fees decreased for the three and nine months ended September 30, 2021, compared to the same period in 2020 due to decreased loan origination fee income. Gains from loan sales decreased for the three months ended September 30, 2021, compared the same period in 2020 due to a decrease in sold Farmer Mac loans. Other income for the three and nine months ended September 30, 2021 increased due to increased interchange fees from deposit transaction activity and the current fair value gains on securities held at fair value.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)
Salaries and employee benefits	$4,478	$4,402	$76	$13,422	$13,374	$48
Occupancy, net	802	751	51	2,361	2,285	76
Professional services	434	460	(26)	1,204	1,402	(198)
Data processing	292	258	34	964	801	163
Depreciation	191	205	(14)	594	619	(25)
FDIC assessment	127	123	4	339	400	(61)
Advertising and marketing	189	145	44	536	563	(27)
Stock based compensation	63	71	(8)	189	251	(62)
Other	284	307	(23)	780	759	21
Total non-interest expense	$6,860	$6,722	$138	$20,389	$20,454	$(65)

Total non-interest expenses increased by $0.1 million and decreased by $0.1 million in the three and nine month periods ended September 30, 2021 compared to 2020, respectively.  The decrease in non-interest expenses for the year is primarily due to decreased professional services, stock-based compensation, FDIC assessment fees, advertising and marketing, and depreciation expense, partially offset by an increase in salaries and employee benefits, occupancy expenses, and data processing fees. The Company has focused on controlling expenses and cut back on travel and other employee related expenses during the pandemic. The increase in the current quarter primarily reflects increases of contract labor, commissions, and bonus expenses, partially offset by decreases in salary, vacation, and health insurance expenses.

Income Taxes

Income tax provision for the three and nine months ended September 30, 2021 was $1.5 million and $4.1 million compared to $1.2 million and $2.4 million in the same period during 2020.  The combined state and federal effective income tax rates for the nine months ended September 30, 2021 and 2020 were 28.5% and 29.9%, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $4.2 million and $4.0 million at September 30, 2021 and December 31, 2020 , respectively.

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

There was no valuation allowance on deferred tax assets at September 30, 2021 or December 31, 2020.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at September 30, 2021 and December 31, 2020.

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

BALANCE SHEET ANALYSIS

Total assets increased $160.2 million to $1,135.6 million at September 30, 2021 from $975.4 million at December 31, 2020.  Net loans increased by $32.9 million to $880.3 million at September 30, 2021 from $847.4 million at December 31, 2020.  The majority of the loan increase was due to commercial real estate loan increases of $71.2 million and manufactured housing loans of $12.2 million partially offset with decreases of $35.7 million in SBA loans primarily due to PPP loan payoffs and $14.1 million in commercial loans including commercial agriculture loans. This increase in assets was also due to increased cash and cash equivalents of $126.4 million primarily from excess liquid funds deposited with the Federal Reserve Bank.

Total liabilities increased $150.4 million to $1,036.8 million at September 30, 2021 from $886.4 million at December 31, 2020, mostly due to increased deposits of $165.8 million. Non-interest-bearing demand deposits increased by $38.0 million and interest-bearing-demand deposits increased by $109.9 million, and certificates of deposit increased $15.4 million. The Company has focused on delivering exceptional client service and bringing new clients to the Bank. Other borrowings decreased $15.0 million due to the company's strategic initiative to reduce wholesale funding.

Total stockholders’ equity increased $9.8 million to $98.8 million at September 30, 2021 from $89.0 million at December 31, 2020.  The $10.2 million increase in retained earnings from net income was partially offset by a $1.7 million decrease from dividends paid on common stock. The book value per common share was $11.46 at September 30, 2021 compared to $10.50 at December 31, 2020.

Selected Balance Sheet Accounts

	September 30, 2021	December 31, 2020	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$186,935	$60,540	$126,395	208.8%
Investment securities available-for-sale	20,489	17,308	3,181	18.4%
Investment securities held-to-maturity	2,902	4,586	(1,684)	(36.7)%
Loans - held for sale	24,400	31,229	(6,829)	(21.9)%
Loans - held for investment, net	855,912	816,154	39,758	4.9%
Total assets	1,135,590	975,435	160,155	16.4%
Total deposits	931,942	766,185	165,757	21.6%
Other borrowings	90,000	105,000	(15,000)	(14.3)%
Total stockholder's equity	98,767	89,007	9,760	11.0%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	September 30, 2021	December 31, 2020
	(in thousands)
Manufactured housing	$292,476	$280,284
Commercial real estate	473,338	402,148
Commercial	49,401	80,851
SBA	38,649	81,442
HELOC	3,717	3,861
Single family real estate	8,756	10,490
Consumer	23	133
	866,360	859,209
Allowance for loan losses	(10,283)	(10,194)
Deferred costs, net	(1,411)	(1,583)
Discount on SBA loans	(39)	(49)
Other loans in process	1,285	—
Total loans held for investment, net	$855,912	$816,154

The Company had $24.4 million of loans held for sale at September 30, 2021 compared to $31.2 million at December 31, 2020.  Loans held for sale at September 30, 2021 consisted of $7.1 million SBA loans and $17.3 million commercial agriculture loans.  Loans held for sale at December 31, 2020, were $8.3 million SBA loans and $22.9 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the clients served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company originates manufactured housing, commercial, SBA, construction, real estate, and consumer loans to clients through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of September 30, 2021 and December 31, 2020, manufactured housing loans comprised 32.8% and 31.4%, respectively, of total loans.  As of September 30, 2021 and December 31, 2020, commercial real estate loans accounted for approximately 53.1% and 45.0% of total loans, respectively.  Approximately 28.8% and 28.9% of these commercial real estate loans were owner-occupied at September 30, 2021 and December 31, 2020, respectively.  Substantially all of these loans are secured by first liens with average loan to value ratios of 53.6% and 53.8% at September 30, 2021 and December 31, 2020, respectively.  The Company was within established concentration policy limits at September 30, 2021 and December 31, 2020.

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

	September 30, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$1,742	$3,665
Troubled debt restructured loans, gross	8,789	11,141
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.20%	0.43%
Net charge-offs (recoveries) (annualized) to average loans	0.00%	(0.03)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	590%	263%
Allowance for loan losses to gross loans	1.19%	1.23%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Total nonaccrual loans	$1,843	$3,872
Government guaranteed portion of loans included above	(101)	(207)
Total nonaccrual loans, without guarantees	$1,742	$3,665

Troubled debt restructured loans, gross	$8,789	$11,141
Loans 30 through 89 days past due with interest accruing	$643	$1,889
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.19%	1.23%

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

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 ( the extension of the expiration date was passed as part of the Bipartisan-Bicameral Omnibus COVID Relief Deal on December 21, 2020) or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due.  These were short-term, 180 days or less, modifications in the form of payment deferrals. With the passage of The Economic Aid Act, the Company modified and extended its payment deferral program.  The new program was for 90 days. As of September 30, 2021, no loans remained on deferral.

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of September 30, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,750	$222	$89	$—	$—	$431	$—	$4,492
Impaired loans with no allowance recorded	1,209	1,345	1,563	382	—	266	—	4,765
Total loans individually evaluated for impairment	4,959	1,567	1,652	382	—	697	—	9,257
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	223	16	—	—	—	13	—	252
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	223	16	—	—	—	13	—	252
Total impaired loans, net	$4,736	$1,551	$1,652	$382	$—	$684	$—	$9,005

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	2,294	1,468	1,504	292	—	1,860	—	7,418
Total loans individually evaluated for impairment	6,696	1,698	1,504	292	—	2,309	—	12,499
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	279	16	—	—	—	16	—	311
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	279	16	—	—	—	16	—	311
Total impaired loans, net	$6,417	$1,682	$1,504	$292	$—	$2,293	$—	$12,188

Total impaired loans decreased $3.2 million in the third quarter of 2021 compared to December 31, 2020.  This decrease was primarily in impaired manufactured housing loans of $1.7 million and single family real estate loans of $1.6 million.

The following table summarizes the composition of nonaccrual loans:

	At September 30, 2021			At December 31, 2020
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$96	5.21%	0.01%	$614	15.86%	0.08%
Commercial real estate	1,345	72.98%	0.16%	1,469	37.94%	0.01%
Commercial	—	0.00%	0.00%	1,390	35.90%	0.21%
SBA	137	7.43%	0.02%	275	7.10%	0.05%
HELOC	—	0.00%	0.00%	—	0.00%	0.00%
Single family real estate	265	14.38%	0.03%	124	3.20%	0.00%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$1,843	100.00%	0.22%	$3,872	100.00%	0.35%

Nonaccrual balances include $0.1 million and $0.2 million of loans that are government guaranteed at September 30, 2021 and December 31, 2020, respectively.  Nonaccrual loans net of government guarantees decreased $1.9 million, or 52%, from $3.7 million at December 31, 2020 to $1.7 million at September 30, 2021.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allowance for loan losses:			(in thousands)
Balance at beginning of period	$10,240	$10,008	$10,194	$8,717
Provisions charged to operating expenses:
Manufactured housing	(25)	138	(158)	411
Commercial real estate	149	100	487	602
Commercial	(15)	(109)	(394)	158
SBA	(87)	(1)	(136)	89
HELOC	(2)	(3)	(5)	(7)
Single family real estate	(13)	(12)	—	15
Consumer	—	—	(1)	(1)
Total Provision (credit)	7	113	(207)	1,267
Recoveries of loans previously charged-off:
Manufactured housing	4	7	155	20
Commercial real estate	20	20	60	60
Commercial	10	47	30	121
SBA	1	—	46	6
HELOC	1	2	4	5
Single family real estate	—	—	1	1
Consumer	—	—	—	—
Total recoveries	36	76	296	213
Loans charged-off:
Manufactured housing	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
SBA	—	—	—	—
HELOC	—	—	—	—
Single family real estate	—	—	—	—
Consumer	—	—	—	—
Total charged-off	—	—	—	—
Net charge-offs (recoveries)	(36)	(76)	(296)	(213)
Balance at end of period	$10,283	$10,197	$10,283	$10,197

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations.  These loan grades are described in further detail in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q.  The following table presents information regarding potential problem loans consisting of loans graded watch or worse, but still performing:

	September 30, 2021
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	6	$509	2.35%	0.06%
Commercial real estate	21	18,814	86.83%	2.14%
Commercial	3	2,302	10.62%	0.26%
SBA	2	40	0.18%	0.00%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.02%	0.00%
Total	33	$21,670	100.00%	2.46%

(1)	Of the $21.7 million of potential problem loans, $1.7 million are guaranteed by government agencies.

	December 31, 2020
	Number of Loans	Loan Balance (1)	Percent	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	6	$370	1.28%	0.04%
Commercial real estate	25	21,984	76.20%	2.56%
Commercial	13	5,645	19.57%	0.66%
SBA	4	845	2.93%	0.10%
HELOC	—	—	0.00%	0.00%
Single family real estate	1	5	0.02%	0.00%
Total	49	$28,849	100.00%	3.36%

(1)	Of the $28.8 million of potential problem loans, $3.5 million are guaranteed by government agencies.

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

The carrying value of investment securities was as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
U.S. government agency notes	$5,763	$6,472
U.S. government agency mortgage-backed securities ("MBS")	2,902	4,586
U.S. government agency collateralized mortgage obligations ("CMO")	5,344	7,785
Corporate subordinated notes	9,382	3,051
Equity securities: Farmer Mac class A stock	217	149
Total	$23,608	$22,043

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$2,572	$2,707	$2,614	$2,524
Additions	—	—	136	106
Proceeds from dispositions	—	—	—	—
(Loss) gain on sales, net	—	—	(178)	77
Third-party portion of writedown/loss	—	—	—	—
Balance, end of period	$2,572	$2,707	$2,572	$2,707

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense. The majority of this balance relates to one property of $2.5 million. The Company had $0.1 million valuation allowance on foreclosed assets as of September 30, 2021 and $0.1 million at September 30, 2020.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	September 30, 2021	December 31, 2020	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing demand deposits	$219,826	$181,837	$37,989	20.9%
Interest-bearing demand deposits	508,020	398,101	109,919	27.6%
Savings	21,202	18,736	2,466	13.2%
Certificates of deposit ($250,000 or more)	15,956	30,536	(14,580)	(47.7)%
Other certificates of deposit	166,938	136,975	29,963	21.9%
Total deposits	$931,942	$766,185	$165,757	21.6%

Total deposits increased to $931.9 million at September 30, 2021 from $766.2 million at December 31, 2020.  This increase was primarily from an increase in non-interest bearing and interest-bearing demand deposits, partially offset by maturing time deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep ("ICS").  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At September 30, 2021 and December 31, 2020, the Company had $102.5 million and $91.9 million, respectively, of CDARS and ICS deposits.  As of September 30, 2021 the Company had zero insured overnight funding compared to $10.0 million at December 31, 2020.

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

CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  Advances are collateralized in the aggregate by CWB’s eligible loans and securities.  CWB had $90.0 million and $105.0 million of FHLB advances at September 30, 2021 and December 31, 2020, respectively, borrowed at fixed rates.  The Company also had $72.0 million of letters of credit with FHLB at September 30, 2021 to secure public funds.  At September 30, 2021, CWB had pledged to the FHLB, $14.1 million of securities and $305.2 million of loans.  At September 30, 2021, CWB had $38.9 million available for additional borrowing.  At December 31, 2020, CWB had pledged to the FHLB, securities of $18.9 million at carrying value and $304.7 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of September 30, 2021 and December 31, 2020.  CWB had $102.3 million and $102.7 million in borrowing capacity as of September 30, 2021 and December 31, 2020, respectively. The Company also established a borrowing line with FRB under the Paycheck Protection Program Liquidity Fund (PPPLF).  Advances are secured by SBA PPP loans for up to the term of the loan.  There were no PPPLF advances at September 30, 2021.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of September 30, 2021 and December 31, 2020.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 20.4% and 11.2% at September 30, 2021 and December 31, 2020, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold, and loans held for sale, divided by total assets.

CWBC’s routine funding requirements primarily consist of certain operating expenses and common stock dividends.  Normally, CWBC obtains funding to meet its obligations from dividends collected from the bank and has the capability to issue debt securities.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval.

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Ample capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,616,186 have been issued at September 30, 2021.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2021 and December 31, 2020.  The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
September 30, 2021
CWB's actual regulatory ratios	12.11%	10.93%	10.93%	8.59%	8.59%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
December 31, 2020
CWB's actual regulatory ratios	12.27%	11.02%	11.02%	9.29%	9.29%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A	N/A
There are no conditions or events since September 30, 2021 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk are set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Interest Rate Risk.”

Our primary market risk exposure with the onset of the COVID-19 crisis remains uncertain.  A review of our market risk methods are ongoing, and modeling is incorporating additional assumptions to account for this uncertainty related to this crisis.  Repricing cash flows, and prepayment projections for loans and mortgage-backed securities are not expected to behave as they would be expected to in a more stable interest rate environment.  SBA PPP loans and the FRB’s PPPLF borrowings are new instruments and have uncertain payment characteristics. In late March 2020, we implemented loan payment programs for clients to alleviate the financial setback caused by the temporary closure of business and lost wages.  Under these programs, borrowers who were in good standing as of the date of the request, can elect to defer full or partial payments for up to a 180-day period.  At September 30, 2021, 100% of loans have resumed payments as their deferral period ended. Client deposit flows may experience unusual fluctuations due to government support programs, client and business stress, and general money supply.  We continue to closely monitor client and economic indicators to develop more precise market risk assumptions as the economic impact of this crisis continues to reveal itself. The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2021 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company made no repurchases of its common stock during the quarter ended September 30, 2021 and there was approximately $1.4 million that may yet be purchased under the Company's repurchase program.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 10, 2021	BY:	/s/ Susan C. Thompson
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