Form 10-K
period 2021-12-31
COMMUNITY WEST BANCSHARES /
filed 2022-03-29
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

The aggregate market value of common stock, held by non-affiliates of the registrant was $93,168,619 based on the June 30, 2021 closing price of $13.4000 per common share, as reported on the Nasdaq Global Market. For purposes of the foregoing computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of March 8, 2022, 8,671,309 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2022 Annual Meeting of Stockholders to be held on or about May 26, 2022, which information is incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

Table of Contents

Table of  Contents
PART I

Forward-Looking Statements

 This Annual Report on Form 10-K (this “Form 10-K”) contains certain forward-looking statements about the Company and the Bank that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about future financial and operational results, expectations, or intentions are forward-looking statements.  Such statements reflect management's current views of future events and operations.  These forward-looking statements are based on information currently available to the Company as of the date of this Form 10-K.  It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control including, but not limited to, risks from the ongoing COVID-19 pandemic; wars and international conflicts including the current military actions involving the Russian Federation and Ukraine; the strength of the United States economy in general and of the local economies in which we conduct operations; the effect of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System, inflation; including the rising costs of oil and gas; supply chain interruptions; weather, natural disasters, climate change; increased unemployment; deterioration in credit quality of our loan portfolio and/or the value of the collateral securing the repayment of those loans; reduction in the value of our investment securities; the costs and effects of litigation and of adverse outcomes of such litigation; the cost and ability to attract and retain key employees; a breach of our operational or security systems, policies or procedures including cyber-attacks on us or third party vendors or service providers; regulatory or legal developments; United States tax policies, including our effective income tax rate; and our ability to implement and execute our business plan and strategy and expand our operations as provided therein. Actual results may differ materially from those set forth or implied in the forward-looking statements as a result of a variety of factors including the risk factors contained in documents filed by the Company with the Securities and Exchange Commission and are available in the “Investor Relations” section of our website, https://www.communitywest.com/sec-filings/documents/default.aspx.  The Company is under no obligation (and expressly disclaims any obligation) to update or alter such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see "Item 1A - Risk Factors” in this Form10-K. Forward-looking statements speak only as of the date they are made. The Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.

Purpose

The following discussion is designed to provide insight into the financial condition and results of operations of Community West Bancshares (“CWBC”) and its wholly-owned subsidiary, Community West Bank N.A (“CWB” or the “Bank”) which includes 445 Pine Investments, LLC, the Bank's wholly-owned limited liability corporation ("445 Pine").  Unless otherwise stated, the Company refers to CWBC and CWB as a consolidated entity.  References to “CWBC” or to the “holding company,” refer to Community West Bancshares, the parent company, on a stand-alone basis.  This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements for the years ended December 31, 2021 and 2020, herein referred to as the “Consolidated Financial Statements”.

ITEM 1.	BUSINESS

GENERAL

Community West Bancshares, a California corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or “BHCA,” with corporate headquarters in Goleta, California.  CWBC's common stock is listed on Nasdaq under the trading symbol "CWBC". CWBC's principal business is to serve as the holding company for its wholly-owned subsidiary Community West Bank, N.A. ("CWB"), a national banking association chartered by the Office of the Comptroller of the Currency (“OCC”).  Through CWB, the Company provides a variety of financial products and services to clients through seven full-service branch offices in the cities of Goleta, Oxnard, Paso Robles, San Luis Obispo, Santa Barbara, Santa Maria, and Ventura, California.

The Company’s operations and financial results in 2021 and 2020 were influenced by the COVID-19 global pandemic (the “COVID-19 pandemic”, or “the pandemic”).  Such impacts have included significant volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Paycheck Protection Program (PPP) administered by the Small Business Administration (“SBA”), and a variety of rulings from the Company’s banking regulators.  Previously, the California governor issued a stay-at-home order which limited gatherings and travel and required workers who were not necessary to sustain or protect life to work from or stay at home.  Although those orders have been lifted, the impact of COVID-19 has led to financial stress for many businesses and workers throughout the communities we serve.

Table of  Contents
In response, the Company updated operating protocols to ensure all banking services continued while prioritizing the health and safety of clients and associates. The branch lobbies remained opened to service clients utilizing the latest Centers for Disease Control and Prevention (CDC) guidelines.  Many of our sales associates, support teams and management worked remotely.  In addition, the Company enhanced remote, mobile and online processes.

To assist clients during the pandemic, the Company implemented distinct COVID-19 relief programs to provide payment deferrals, fee waivers, and suspension of residential property foreclosures. The Company also actively monitored the actions of federal and state governments to proactively assist clients and ensure awareness of each financial assistance program available.

The Bank successfully deployed resources to handle client requests in response to the passage of the CARES Act, the establishment of the Paycheck Protection Program and the approval of the Consolidated Appropriations Act.  As of December 31, 2021, the Company had approximately 93 active PPP loans with $21.3 million in remaining balances.

These programs, could mask or delay the detection or reporting of deterioration in credit quality indicators. The industries most heavily impacted include retail, healthcare, hospitality, schools and energy. The Company’s management team has evaluated the loans related to the affected industries, and at December 31, 2021 and 2020, the Bank’s loans to these industries, in the aggregate were $158.4 million and $179.2 million, respectively, representing 17.8% and 20.9%, respectively, of our total loan portfolio.

The extent to which COVID-19 continues to impact our business will depend on future developments.  Future developments include new information which may emerge concerning new strains of COVID-19 and the on-going actions to contain the coronavirus or treat its impact, among others.   The Company expects to see continued volatility in the economic markets.

Human Capital

The Company’s vision is to be recognized as an outstanding financial services company creating remarkable experiences for its clients, shareholders and communities.  Attracting, retaining and developing qualified employees and providing them with a remarkable employee experience is a key to providing an unparalleled client experience and is an important contributor to the Company’s success.

Employee Profile
The following table describes the composition of the Company’s workforce at December 31, 2021.

Number
Full-time	122
Part-time	2
Temporary	2

Women	77 (or 63.1%)
Minorities	54 (or 44.3%)

None of the employees are represented by a labor union or subject to a collective bargaining agreement.

Talent acquisition
The Company’s demand for qualified candidates grows as the Company’s business grows.  Building a diverse and inclusive workforce is a critical component of the Company’s plan.  The Company utilizes a workforce analysis model in its Affirmative Action Plan to analyze the composition of the workforce and identify any areas of underutilization or opportunity for inclusion of women, minorities, veterans and the disabled.  The Company actively recruits in venues identified to have significant populations of candidates who are female or from underrepresented categories.  The Company also posts all jobs in the State CalJobs career site, which promotes employment opportunities specifically to veterans and those with disabilities.  The Company attracts talented individuals with a combination of competitive pay and benefits.  Through systematic talent management, career development and succession planning the Company is striving to source a larger percentage of candidates internally and develop systems of career planning and growth that are attractive to external candidates.

Professional Development
The Company’s performance management program is an interactive practice that engages employees through quarterly check-ins, mid-year and annual reviews and annual goal setting for achievement of both Company and individual goals.  The Company offers a variety of programs to help employees learn new skills, establish and meet personalized development goals, take on new roles and become better leaders.

Table of  Contents
Employee Engagement
The Company recognizes that employees who are involved in, enthusiastic about, and committed to their work and workplace contribute meaningfully to the success of the Company.  On a regular basis, the Company solicits employee feedback through a confidential company-wide survey on culture, management, career opportunities, compensation and benefits.  The results of this survey are reviewed with management and are used to update employee programs, initiatives and communications.  The Company has a number of other engagement initiatives including town hall meetings with the Company’s Chief Executive Officer and other senior leaders.  The Company supports and empowers the grassroots “Elevate” Committee, composed of entry to mid-level employees from all departments and branches, and the Leadership Committee, comprised of both emerging and senior level leaders across all divisions.

Succession Planning
The Company is focused on facilitating internal succession by fostering internal mobility, enhancing its talent pool through professional development and certification programs, structuring its training programs to develop skills and competencies for 21st century banking and business acumen, and expending opportunities through structured diversity and inclusion initiatives.

Health and Safety
We consider the health and safety of our employees to be a critical component of the employee experience.  Consequently, we offer our employees and their families access to health and wellness programs that provide comprehensive physical and mental health benefits, including medical, dental and vision coverages, paid and unpaid leave, as well as life insurance and disability coverage.  We offer health savings and spending accounts, paid parental leave and assistance with childcare expenses.  Throughout the pandemic, we have remained focused on providing a safe work environment, making structural changes to the workplace, and adhering to governmental mandates and guidance while implementing protocols to protect our employees, including the option for certain employees to work from home.

Governance

Our Board of Directors are committed to executing on our long-term vision.  Our Board members are accomplished leaders from diverse backgrounds bringing the perspective skills and experience necessary to use independent judgment that will effectively challenge and drive continued success.  Our Board members approve the strategy and ethical standards for the entire organization.

At the end of 2021, our Board consisted of twelve directors which included our President and Chief Executive Officer and eleven independent directors.  Out of the twelve directors, there are three directors that self-identified as female, one of which self-identified as a minority, seven directors self-identified as male, and one director self-identified as non-binary.

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

Competition in our markets remains strong.  The Company continues to be competitive due to its focus on high quality customer service and our experienced relationship bankers who have strong relationships within the communities we serve.

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

Agricultural Loans for Real Estate and Operating Lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock.  These loan products are partially guaranteed by the U.S. Department of Agriculture (“USDA”), the Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA typically issues a 90% guarantee up to $1,825,000 (amount adjusted annually based on inflation) for up to 40 years.

The Company also originates and sells loans to the secondary market through the Federal Agricultural Mortgage Corporation ("Farmer Mac") program.  Farmer Mac provides the Company with access to flexible, low-cost financing and effective risk management tools to help farm, ranch and rural utility customers.

Table of  Contents
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

Under the CARES Act, CWB offered SBA Paycheck Protection Program (PPP) loans.  The loans are forgivable in whole or in part and carry a fixed rate of 1% for a term of two years (loans made before June 5, 2020) or five years (loans made after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of the forgiveness proceeds to the lender or the date that is ten months after the day of the covered period if the borrower does not apply for forgiveness within the ten-month period.

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

This increasingly competitive environment is primarily a result of long-term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to perceived increased safety. We compete for customers related to loans and deposits, and customers with other banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, and other non-bank financial services providers.  This strong competition for deposit and loan products directly affects the rates of those products and the terms on which they are offered to clients.

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

Table of  Contents
GOVERNMENT POLICIES

The Company’s operations are affected by various state and federal legislative changes and by regulations and policies of various regulatory authorities, including those of the states in which it operates and the U.S. government.  These laws, regulations and policies include, for example, statutory maximum legal lending rates, domestic monetary policies by the Board of Governors of the Federal Reserve System (the "FRB") which impact interest rates, U.S. fiscal policy, anti-terrorism and money laundering legislation and capital adequacy and liquidity constraints imposed by bank regulatory agencies.  Changes in these laws, regulations and policies may greatly affect our operations. See “Item 1A Risk Factors – Curtailment of government guaranteed loan programs could affect a segment of our business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation.”

Additional Available Information

The Company maintains an Internet website at http://www.communitywest.com.  The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act as amended.  This and other information related to the Company is available free of charge through this website as soon as reasonably practicable after it has been electronically filed or furnished to the Securities and Exchange Commission (“SEC”).  The SEC maintains an Internet site, http://www.sec.gov, in which all forms filed electronically may be accessed. The Company’s internet website and the information contained therein are not intended to be incorporated in this Form 10-K.  In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves various risks which are specific to the Company.  Several of these risks and uncertainties, are discussed below and elsewhere in this Form 10-K.  This listing should not be considered as all-inclusive.  These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.  Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities.  In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business.  See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section of this Form 10-K.

The COVID-19 pandemic and measures intended to prevent its spread will likely continue to have an effect on our business results of operations and financial condition.

Although the United States ("U.S.") and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains.  The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications has contributed to rising inflationary pressures.  The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the rate and distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants, the continued effectiveness of our business continuity plans, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth.  These measures may not be sufficient to fully mitigate the negative impact of the pandemic.  Additionally, some measures such as a suspension of consumer and commercial loan payments, may have a negative impact on our business, financial condition, liquidity, and results of operations.  We also expect that the temporary reduction of interest rates to near zero will, over the course of 2022, be reversed, with the FRB now signaling its concern with respect to inflation and announcing that it will begin to taper its purchases of mortgages and other bonds.  We also face an increased risk of governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.

The COVID-19 pandemic has resulted in heightened operational risks.  Many of our employees have been working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities.  Cybercriminals have increased their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time.  The increase in online and remote banking activities may also increase the risk of fraud in certain instances.

The length of the pandemic and the effectiveness of the measures being put in place to address it are still unknown.  Until the full effects of the pandemic subside, there is a risk of reduced revenues in our businesses and increased customer defaults.  Furthermore, the U.S. economy experienced a temporary recession as a result of the pandemic and our business could be materially and adversely affected by another recession should the effects of the pandemic continue for a period of time or worsen.  To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it also has the effect of heightening many of the other risks described in this 2021 Annual Report on Form 10-K.

Table of  Contents
We have also participated as a lender in certain government programs designed to provide economic relief to the pandemic.  We  participated in the Small Business Administration's Paycheck Protection Program ("PPP") as an eligible lender, and while these loans to small business clients benefit from a government guaranty, some of these businesses faced difficulties even after being granted such a loan.  As a result of participating in this program, we face increased risks including credit, fraud and litigation.

In addition, a significant outbreak of other contagious diseases in the human population could result in a widespread health crisis that could adversely affect the United States ("U.S.") economy and financial markets, resulting in an economic downturn that could impact our business.

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

The recent special military actions of the Russian Federation and its invasion of Ukraine and the resulting geopolitical uncertainty are likely to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S.  The threat that these military operations may expand beyond Ukraine may have a negative impact as well.  Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including the FRB.  It is expected that interest rate hikes already announced by the FRB will occur in 2022, but the amount, timing, and frequency of such increases are not fully known at this time.  The Russian Federation has also threatened increased cyberattacks as part of its recent actions which could affect the Bank and its customers.  Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Republic, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline.  They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow international trade and make such transactions costlier to accomplish which could also negatively affect the Bank and its customers.  In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia, which may negatively affect the profitability of those companies.  The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price. The full impact of the recent actions by the Russian Federation regarding Ukraine are not known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.

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

While real estate values and unemployment rates remain stable, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	the sale of foreclosed assets may slow;
•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;
•
collateral for loans made could decline in value, exposing us to increased risk in our loans, reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•	the amount of our low-cost or non-interest-bearing deposits may decrease and the composition of our deposits may be adversely affected.

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

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Table of  Contents
Furthermore, the FRB, in an attempt to help the overall economy, had among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities.  The FRB increased the federal funds rate by 25 basis points in December 2016, 75 basis points in 2017, and 100 basis points in 2018, decreased the federal funds rate by 75 basis points in 2019 and decreased the federal funds rate by 150 basis points in 2020 to help stimulate the economy.  The FRB has already announced plans to increase interest rates in 2022 to try to address recent inflationary pressures.  The potential for further changes in the federal funds rate exists in the near future.  Market rates of interest tend to follow the federal funds rate, and decreasing rates tend to enhance borrowing and stimulate housing markets and the U.S. economic conditions.

Reserve for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our financial condition and/or results of operations.  The Company maintains a reserve for loan losses to absorb estimated probable losses inherent in the loan and commitment portfolios as of the balance sheet date.  Provisions are taken from earnings and applied to the loan loss reserves as the risk of loss in the loan and commitment portfolios increases.  Conversely, credits to earnings from the loan loss reserves are made when asset qualities improve, resulting in a decrease in the risk of loss in the loan and commitment portfolios.  As of December 31, 2021, the Company’s allowance for loan losses was $10.4 million, or 1.20% of loans held for investment.  In addition, as of December 31, 2021, we had $0.6 million in loans on nonaccrual.  In determining the level of the reserve for loan losses, Management makes various assumptions and judgments about the loan portfolio.  Management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information known to Management at the time of the analysis.  If Management’s assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could have a material adverse effect on the Company’s financial condition and/or results of operations.  While the allowance for loan losses was determined to be adequate at December 31, 2021, based on the information available to us at the time, there can be no assurance that the allowance will be adequate to cover actual losses in the loan portfolio in the future.

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

As of December 31, 2021, approximately $533.4 million, or 60%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing our loan portfolio is concentrated in California.  A decline in the real estate market could materially and adversely affect the business of CWB because a significant portion of its loans are secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and CWB would be more likely to suffer losses on loans. Substantially all of the real property collateral is located in California.  If there is decline in real estate values, especially in California, the collateral for their loans would provide less security.  Real estate values could be affected by, among other things, a decline of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, high levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

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

Table of  Contents
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

CWBC is subject to regulation and supervision by the FRB and CWB is subject to supervision and regulation by the OCC with applicable laws and regulations governing the types, amounts and terms of investments and loans we make, disclosures of products and services we offer to our customers, the levels of capital we must maintain, and the rates of interest we may pay.  Those regulations continuously change and may increase our costs of doing business and reduce or limit our ability to pursue or affect our business.  While legislation enacted in 2018 was designed to reduce some of the obligations imposed by the Dodd-Frank Act, the current administration has indicated that it will take affirmative action to assure compliance by financial institutions with applicable law, including many of the provisions of the Dodd-Frank Act.  No assurances can be given that future changes in applicable laws and regulations like the enactment of the Anti-Money Laundering Act of 2020 would not impose regulatory restrictions resulting in a negative impact on CWBC.  For further discussion, see “SUPERVISION AND REGULATION” herein.

The short-term and long-term impact of the regulatory capital standards and the capital rules is uncertain.

The federal banking agencies revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to effect the implementation of the Basel III Accords.  The quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets.  Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the FRB.  For a further discussion of the capital rules, see “SUPERVISION AND REGULATION” herein.

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

Table of  Contents
As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources to pay its operating expenses and dividends to its shareholders.  In addition to raising capital on its own behalf or borrowing from external sources, CWBC may also obtain funds from dividends paid by, and fees charged for services provided to, the Bank.  However, statutory and regulatory constraints on CWB may restrict or totally preclude the payment of dividends by CWB to CWBC, thereby negatively impacting its separate liquidity.

From time to time, the Company has been dependent on borrowings from the FHLB and, infrequently, the FRB, and there can be no assurance these programs will be available as needed.

As of December 31, 2021, the Company has borrowings from the FHLB of San Francisco of $90.0 million and no borrowings from the FRB. The Company in the past has been reliant on such borrowings to satisfy its liquidity needs.  The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities.  These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs.  Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title.

Approximately 60% of the Company’s loan portfolio at December 31, 2021 was secured by real estate.  In the course of our business, the Company may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties.  The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect the Company’s business and prospects.

Changes in interest rates could adversely affect the Company’s profitability, business and prospects.

Most of the Company’s assets and liabilities are monetary in nature, which subjects it to significant risks from changes in interest rates and can impact the Company’s net income and the valuation of its assets and liabilities.  Increases or decreases in prevailing interest rates could have an adverse effect on the Company’s business, asset quality and prospects.  The Company’s operating income and net income depend to a great extent on its net interest margin.  Net interest margin is the difference between the interest yields received on loans, securities and other earning assets and the interest rates paid on interest-bearing deposits, borrowings and other liabilities.  These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB.  If the rate of interest paid on interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest received on loans, securities and other earning assets increases, the Company’s net interest income, and therefore earnings, would be adversely affected.  The Company’s earnings also could be adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other liabilities.

In addition, loan volumes are affected by market interest rates on loans.  Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations.  Conversely, in rising interest rate environments, loan prepayment rates will decline and in falling interest rate environments, loan repayment rates will increase.  No assurances can be given that the Company will be able to minimize interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their debt obligations.

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

The London Interbank Offered Rate (LIBOR) is used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable-rate mortgages, corporate debt, interest rate swaps and other derivatives. In November 2020, the FRB issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (USD LIBOR), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued.  It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark.  Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding when LIBOR ceases to exist.

Table of  Contents
The FRB, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by United States Treasury securities, otherwise known as the Secured Overnight Financing Rate (SOFR). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members.  Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions.  The extent to which SOFR attains traction as a LIBOR replacement tool is not known, although transactions using SOFR have been completed, including by Fannie Mae. Both Fannie Mae and Freddie Mac ceased accepting adjustable-rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020, and many issuers are now utilizing SOFR.

The Company had $4.9 million of investments securities and $2.2 million of loans tied to LIBOR at December 31, 2021 and is working through the transition from LIBOR.  The Company is monitoring the LIBOR transition process and has identified all LIBOR-related contracts and determined which will require amended language to incorporate a substitute reference rate.  The Company continues to consider a replacement index for 2022 and beyond.

Until this replacement rate is identified and all agreements have been addressed, we will continue to have a number of loans and investment securities with attributes that are directly or indirectly dependent on LIBOR.  The transition from LIBOR could create additional costs or risk for us.  Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR.  The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.  Further, our failure to adequately manage this transition process with our customers could impact our reputation.  Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could adversely affect our business, financial condition and results of operations.

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

Table of  Contents
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

One change is ASU 2016-13, which was released by the Financial Accounting Standards Board in 2016 and must be adopted by the Company by no later than January 1, 2023.  Currently, the impairment model used by financial institutions to assess the adequacy of the reserve for loan losses is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms.  This model will be replaced by the current expected credit loss ("CECL") model, in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan.  The transition to the CECL model will necessitate significantly greater data requirements and changes to methodologies to accurately account for expected losses over the life of a loan.  There can be no assurance that we will not be required to increase reserves and the allowance for loan losses as a result of the implementation of CECL.  Increased provisions for loan losses may adversely affect the results of operations and our financial condition.  The Company has not adopted CECL at December 31, 2021 and is actively working on its transition plan.

Natural disasters, severe weather and wildfires may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways

In the last few years, California has experienced extensive wildfires that have burned millions of acres, destroyed thousands of homes and commercial properties, and resulted in the loss of life not only in California generally but also directly in our market area.  Such natural disasters sometimes were followed by significant rains resulting in further loss of property.  Also in recent years, California has experienced a drought, which if prolonged could negatively affect our customers.  As of December 31, 2021, CWB had $37.4 million of agricultural loans.  The occurrence of severe weather conditions and the resulting disasters cannot be predicted with any certainty and a substantial portion of our customers businesses and residences are located in areas susceptible to such events as earthquakes, floods, droughts and wildfires.  The occurrence of such events could adversely impact our customers' and their businesses and ability to repay their loans all of which could have a material adverse effect on CWBC.

The business may be adversely affected by internet fraud.

The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems.  These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunication’s systems.  Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place, which losses could adversely affect the Company and its financial condition.

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

Table of  Contents
A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Although we take numerous protective measures to maintain the confidentiality, integrity and availability of the Company’s and our customers’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve.  As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers.  Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization.  Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future.  Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, and the continued uncertain global economic environment.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Table of  Contents
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

For the year ended December 31, 2021, CWBC paid no dividends to the Bank. No assurances can be given that future performances will justify the payment of dividends in any particular year.  Moreover, CWBC’s ability to pay dividends is also subject to the restrictions of the California Corporations Code.

Issuance of additional common stock or other equity securities in the future could dilute the ownership interest of existing shareholders.

In order to maintain capital at desired or regulatory-required levels, or to fund future growth, the board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for, or representing rights to acquire shares of the common stock.  The sale of these shares may significantly dilute ownership interests of shareholders. New investors in the future may also have rights, preferences and privileges senior to current shareholders which may adversely impact current shareholders.  In addition, the Company issues options to purchase common stock and restricted stock awards under its equity compensation plans to plan participants, including directors, officers and other employees of the Company and/or the Bank, which may dilute the ownership interests of shareholders.

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

Information required by this item is set forth in Note 10 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements under the caption "Litigation" and is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Table of  Contents
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2021 Quarters				2020 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$13.92	$14.62	$13.50	$13.44	$9.28	$8.75	$9.24	$11.50
Low	12.75	12.11	10.76	8.75	8.03	7.65	5.36	5.27
Cash Dividends Declared:	$0.070	$0.070	$0.070	$0.060	$0.050	$0.045	$0.045	$0.055

Holders

As of February 28, 2022, the closing price of our common stock on NASDAQ was $13.52 per share.  As of that date the Company had approximately 208 holders of record of its common stock.  The Company has a greater number of beneficial owners of our common stock who own their shares through brokerage firms and institutional accounts.

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

Repurchases of Securities

Common

In 2021, the Board of Directors extended the repurchase program for common stock repurchases up to $4.5 million until August 31, 2023. Under this program, as of December 31, 2021, the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.75 per share. During 2021, the Company did not repurchase any shares and has $1.4 million available under the program.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	699,131	$9.18	402,066
Plans not approved by shareholders	—	—	—
Total	699,131	$9.18	402,066

For material features of the plans, see “Item 8. Financial Statements and Supplementary Data - Note 11. Stockholders' Equity-Stock Option Plans.”

ITEM 6.	[Reserved]

Table of  Contents
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 8–Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.  Certain risks, uncertainties and other factors, including but not limited to those set forth under “Forward-Looking Statements,” on page 4 of this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements.

Corporate Profile

Community West Bancshares ("CWBC") is a bank holding company headquartered in Goleta, California with consolidated assets of $1.16 billion at December 31, 2021.  The Consolidated financial information presented herein reflects CWBC and its subsidiary which is referred to collectively as "the Company".  CWBC's wholly owned subsidiary is Community West Bank ("CWB"), which includes its wholly owned subsidiary 445 Pine Investments LLC ("445 Pine"), which is a limited liability company.

Critical Accounting Estimates

The Company's significant accounting policies conform with generally accepted accounting principles ("GAAP") and are described in Note 1 of the Notes to Financial Statements section of this 2021 Annual Report on Form 10-K.  In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgement and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances.  The more significant areas in which management of the Company applies critical assumptions and estimates include the following:

- Accounting for allowance for loan losses - which represented the amount that management's judgement reflected incurred losses inherent in the loan portfolio as of the balance sheet date.  Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for loan losses in future periods.  A discussion of facts and circumstances considered by management in determining the allowance for loan losses is included in Note 1 Summary of Significant Accounting Policies and Note 4 Loans Held for Investment.

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full-service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB”), which has seven California branch banking offices located in Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura, and Paso Robles.

Financial Result Highlights of 2021

Net income available to common stockholders was $13.1 million, or $1.50 per diluted share for 2021, compared to $8.2 million, or $0.97 per diluted share for 2020, and $8.0 million or $0.93 per diluted share for 2019.

The significant factors impacting the Company during 2021 were:

•	net income of $13.1 million, or $1.50 per diluted share for the year ended 2021, compared to $8.2 million, or $0.97 per diluted share in 2020.
•	net interest income was $42.4 million for the year ended 2021, compared to $36.6 million for 2020.
•	net interest margin was 4.03% for 2021, compared to 3.89% for 2020.
•	total deposits were $950.1 million at December 31 2021, compared to $766.2 million at December 31, 2020.
•	total demand deposits represented 78.7% of total deposits at December 31, 2021, compared to 75.7% at December 31, 2020.
•	total loans were $892.1 million at December 31, 2021, compared to $857.6 million at December 31, 2020,
•	book value per common share increased to $11.72 at December 31, 2021, compared to $10.50 at December 31, 2020.
•	provision (credit) for loan losses of ($181,000) for the year ended 2021, compared to a provision for loan losses of $1.2 million for the year ended 2020.
•	the Bank’s Tier one leverage ratio was 8.56% at December 31, 2021, compared to 9.29% at December 31, 2020,
•	Net non-accrual loans were $565,000 at December 31, 2021 compared to $3.7 million at December 31, 2020.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2021 throughout the analysis sections of this Form 10-K.

Table of  Contents
A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)

Net income available to common stockholders	$13,101	$8,245	$7,963
Basic earnings per share	1.53	0.97	0.94
Diluted earnings per share	1.50	0.97	0.93
Total assets	1,157,052	975,435	913,870
Gross loans	892,083	857,577	775,563
Allowance for loan losses	10,404	10,194	8,717
Total deposits	950,131	766,185	750,934
Net interest margin	4.03%	3.89%	4.06%
Return on average assets	1.21%	0.85%	0.91%
Return on average stockholders' equity	13.68%	9.70%	10.15%
Dividend payout ratio	17.66%	20.04%	22.87%
Equity to assets ratio	8.76%	9.12%	8.97%

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Non-accrual loans (net of guaranteed portion)	$565	$3,665	$2,389
Non-accrual loans to total loans	0.06%	0.43%	0.31%
Allowance for loan losses to total loans	1.17%	1.19%	1.12%
Allowance for loan losses to nonaccrual loans	1,841.42%	263.27%	325.38%
Net charge-offs to average loans	(0.04)%	(0.03)%	(0.02)%

Asset and Deposit Growth

The Company’s assets and liabilities are comprised primarily of loans and deposits.  The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth.  Total assets increased to $1.2 billion at December 31, 2021, from $975.4 million at December 31, 2020.  Total loans including net deferred fees and unearned income increased by $34.5 million, or 4.0%, to $892.1 million as of December 31, 2021, compared to $857.6 million as of December 31, 2020.  Total deposits increased by $183.9 million, or 24.0% to $950.1 million as of December 31, 2021, from $766.2 million as of December 31, 2020.

Table of  Contents
RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2021	2020	(Decrease)	2020	2019	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$46,078	$43,854	$2,224	$43,854	$45,739	$(1,885)
Interest expense	3,704	7,265	(3,561)	7,265	11,382	(4,117)
Net interest income	42,374	36,589	5,785	36,589	34,357	2,232
Provision (credit) for loan losses	(181)	1,223	(1,404)	1,223	(165)	1,388
Net interest income after provision for loan losses	42,555	35,366	7,189	35,366	34,522	844
Non-interest income	3,753	3,912	(159)	3,912	3,607	305
Non-interest expenses	27,995	27,523	472	27,523	26,755	768
Income before provision for income taxes	18,313	11,755	6,558	11,755	11,374	381
Provision for income taxes	5,212	3,510	1,702	3,510	3,411	99
Net income	$13,101	$8,245	$4,856	$8,245	$7,963	$282
Earnings per share - basic	$1.53	$0.97	$0.56	$0.97	$0.94	$0.03
Earnings per share - diluted	$1.50	$0.97	$0.53	$0.97	$0.93	$0.04

Table of  Contents
Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	2021			2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets
Federal funds sold and interest-earning deposits	$139,217	$230	0.17%	$80,864	$285	0.35%	$33,587	$648	1.93%
Investment securities	27,011	725	2.68%	28,266	621	2.20%	34,341	1,201	3.50%
Loans (1)	884,601	45,123	5.10%	831,863	42,948	5.16%	778,745	43,890	5.64%
Total earnings assets	1,050,829	46,078	4.38%	940,993	43,854	4.66%	846,673	45,739	5.40%
Nonearning Assets
Cash and due from banks	2,149			3,286			2,431
Allowance for loan losses	(10,245)			(9,557)			(8,787)
Other assets	39,827			37,297			32,192
Total assets	$1,082,560			$972,019			$872,509
Interest-Bearing Liabilities
Interest-bearing demand deposits	$467,720	$1,702	0.36%	$314,659	$2,111	0.67%	$289,798	$3,531	1.22%
Savings deposits	20,749	76	0.37%	17,419	105	0.60%	15,650	125	0.80%
Time deposits	182,108	1,057	0.58%	229,110	3,267	1.43%	303,687	6,399	2.11%
Total interest-bearing deposits	670,577	2,835	0.42%	561,188	5,483	0.98%	609,135	10,055	1.65%
Other borrowings	94,343	869	0.92%	139,795	1,782	1.27%	51,045	1,327	2.60%
Total interest-bearing liabilities	764,920	3,704	0.48%	700,983	7,265	1.04%	660,180	11,382	1.72%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	205,820			169,696			116,887
Other liabilities	16,050			16,313			17,005
Stockholders' equity	95,770			85,027			78,437
Total Liabilities and Stockholders' Equity	$1,082,560			$972,019			$872,509
Net interest income and margin (2)		$42,374	4.03%		$36,589	3.89%		$34,357	4.06%
Net interest spread (3)			3.90%			3.62%			3.68%

(1)	Includes nonaccrual and held for sale loans.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Table of  Contents
The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31, 2021 versus 2020			Year Ended December 31, 2020 versus 2019
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Investment securities	$(32)	$136	$104	$(134)	$(446)	$(580)
Federal funds sold and other	91	(146)	(55)	168	(531)	(363)
Loans, net	2,674	(499)	2,175	2,796	(3,738)	(942)
Total interest income	2,733	(509)	2,224	2,830	(4,715)	(1,885)

Interest expense:
Interest checking	551	(960)	(409)	167	(1,587)	(1,420)
Savings	12	(41)	(29)	11	(31)	(20)
Time deposits	(273)	(1,937)	(2,210)	(1,066)	(2,066)	(3,132)
Other borrowings	(418)	(495)	(913)	1,127	(672)	455
Total interest expense	(128)	(3,433)	(3,561)	239	(4,356)	(4,117)
Net increase	$2,861	$2,924	$5,785	$2,591	$(359)	$2,232

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

Interest income for the year ended December 31, 2021 was $46.1 million, an increase from $43.9 million and from $45.7 million, respectively, for the years ended December 31, 2020 and 2019.  The interest income was positively impacted by net deferred fees recognized from SBA PPP loans in 2021.  Interest income and net deferred fees recognized on PPP loans was $3.9 million and $1.5 million for the year ended December 31, 2021, and 2020, respectively.  There were no SBA PPP loans in 2019.  Average loans for the year increased 6.3% over 2020, and 13.6% over 2019. Average earning asset yields decreased by 28 basis points for 2021 compared to 2020.

Interest expense for the year ended December 31, 2021 decreased compared to 2020 by $3.6 million and decreased compared to 2019 by $7.7 million, respectively, to $3.7 million. The decrease for 2021 compared to 2020 was mostly the result of the decrease of rates paid on wholesale funding deposits, interest-bearing demand deposits, and time deposits.  The average cost of interest-bearing deposits also decreased to 42 basis points in 2021, compared to 98 basis points in 2020. Total cost of funds decreased by 45 basis points for 2021 compared to 2020, and by 108 basis points compared to 2019.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities increased the margin for 2021 compared to 2020. The net interest margin was 4.03% for 2021, compared to 3.89% for 2020 and 4.06% in 2019.  The net interest margin was positively impacted by yields from SBA PPP loans by 13 basis points, and 6 basis points for the year ended December 31, 2021, and 2020, respectively.

Net interest income increased by $5.8 million for 2021, compared to 2020.  Net income increased by $2.2 million for 2020, compared to 2019.

Total interest income decreased by $1.9 million to $43.9 million in 2020 compared to 2019. The interest income was impacted by decreased yields on earning assets in 2020, which decreased to 4.66% compared to 5.40% for 2019. The average yield on loans decreased to 5.16% for 2020 compared to 5.64% for 2019.  Total interest expense decreased by $4.1 million in 2020 compared to 2019.  This decrease was primarily due to decreased total cost of funds, which include non-interest bearing deposits from 146 basis points for 2019 to 83 basis points for 2020. Net interest income increased by $2.2 million for 2020 compared to 2019.

Table of  Contents
Provision for loan losses

The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio. The provision (credit) for loan losses was $(181,000) in 2021 compared to $1.2 million in 2020 and ($165,000) in 2019. The provision (credit) for loan losses for 2021 resulted primarily from net recoveries and change in loan portfolio mix.  The provision for 2020 resulted primarily as a result of the pandemic and the Company’s movement of loans put on deferrals to the “Watch” risk category as well as some increase to qualitative factors for the additional unknown risk.  As a result of improvements in credit quality, decreased historical loss rates, and net recoveries for the year, the ratio of the allowance for loan losses to loans held for investment decreased to 1.20% at December 31, 2021, from 1.23% at December 31, 2020.

The percentage of net non-accrual loans (net of government guarantees) to the total loan portfolio has decreased to 0.06% as of December 31, 2021, from 0.43% at December 31, 2020 primarily due to a decrease in nonaccrual SBA 504 loans and commercial loans.

The allowance for loan losses compared to net non-accrual loans has increased to 1842.5% as of December 31, 2021, from 278.1% as of December 31, 2020. Total past due loans were $0.7 million as of December 31, 2021, and $1.9 million as of December 31, 2020.

Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit clients.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2021	2020	(Decrease)	2020	2019	(Decrease)
	(in thousands)
Other loan fees	$1,349	$1,546	$(197)	$1,546	$1,383	$163
Gains from loan sales, net	475	920	(445)	920	765	155
Document processing fees	512	513	(1)	513	423	90
Service charges	302	354	(52)	354	567	(213)
Other	1,115	579	536	579	469	110
Total non-interest income	$3,753	$3,912	$(159)	$3,912	$3,607	$305

Total non-interest income decreased $0.2 million for 2021 compared to 2020. The decrease was mostly from lower loan fee and less revenue from loan sales. This decline was partially offset by increase in other income primarily related to increases in servicing revenue and fair value adjustments on investments held at fair value. The year over year decrease in service charges is primarily due to the Company’s adherence with the Cares Act initiative to waive certain transaction fees.

Total non-interest income increased $0.3 million for 2020 compared to 2019. The increase was mostly from increased other loan fees and gains from loan sales. These increases were partially offset by decreased service charges.

Non-Interest Expenses

The following tables present a summary of non-interest expenses for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2021	2020	(Decrease)	2020	2019	(Decrease)
	(in thousands)
Salaries and employee benefits	$18,306	$17,968	$338	$17,968	$17,094	$874
Occupancy expense, net	3,254	3,036	218	3,036	3,088	(52)
Professional services	1,645	1,801	(156)	1,801	1,679	122
Advertising and marketing	734	673	61	673	774	(101)
Data processing	1,215	1,055	160	1,055	876	179
Depreciation	780	821	(41)	821	864	(43)
FDIC assessment	485	565	(80)	565	427	138
Stock based compensation expense	318	319	(1)	319	382	(63)
Other	1,258	1,285	(27)	1,285	1,571	(286)
Total non-interest expenses	$27,995	$27,523	$472	$27,523	$26,755	$768

Table of  Contents
Total non-interest expenses for the year ended December 31, 2021 compared to 2020 increased by $0.5 million primarily due to additional salaries and employee benefits, occupancy expense and data processing.  Salaries and employee benefits increased primarily due to additional commissions and bonuses paid for 2021 as a result of their contributions to the success of 2021 compared to 2020.  Occupancy expense increased primarily due to increased software maintenance expenses.  Data processing costs also increased in 2021 compared to 2020.

Total non-interest expenses for the year ended December 31, 2020 compared to 2019 increased by $0.8 million primarily due to additional salaries and employee benefits, professional services, and FDIC assessment as a result of the Company's increased market share in the Northern and Southern regions, and addition of customer relationship and support positions.  Additionally, commissions increased by $0.5 million in 2020 compared to 2019 due to manufactured housing loan originations and relationship banking deposit originations through the pandemic.

Income Taxes

The income tax provision for 2021 was $5.2 million compared to $3.5 million in 2020, and $3.4 million in 2019.  The effective income tax rate was 28.6%, 30.0%, and 30.0%, respectively, for 2021, 2020 and 2019, reflecting the federal corporate tax rate reduction implemented in 2018.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $4.4 million at December 31, 2021 are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at December 31, 2021 and 2020.

ASC 740 also prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at December 31, 2021 and 2020.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 7 “Income Taxes” to the consolidated financial statements of Form 10-K.

BALANCE SHEET

Total assets increased $181.6 million to $1.2 billion at December 31, 2021, compared to $975.4 million at December 31, 2020.  The majority of the increase was $42.1 million in loans held for investment primarily from commercial real estate loans (which include land, construction and SBA 504 loans) and manufactured housing loans.  Total SBA loans decreased $51.5 million to $29.9 at December 31, 2021.  Total commercial real estate loans increased by 19.6% to $480.8 million at December 31, 2021, compared to 2020, and comprised 53.8% of the total loan portfolio.  Manufactured housing loans increased by 6.1% to $297.4 million at December 31, 2021 compared to 2020, and represented 33.3% of the total loan portfolio.  Total commercial loans including commercial agriculture loans decreased 10.4% to $72.4 million at December 31, 2021 compared to 2020, and represented 8.1% of the total loan portfolio.

Total liabilities increased $169.2 million, or 19.1% to $1,055.7 million at December 31, 2021, from $886.4 million at December 31, 2020.  The majority of this increase was due to deposit growth partially offset by $15 million in FHLB advance repayments.  Total deposits increased by $183.9 million, or 24.0%, to $950.1 million at December 31, 2021, from $766.2 million at December 31, 2020. Non-interest bearing demand deposits increased by $28.1 million to $209.9 million at December 31, 2021, from $181.8 million at December 31, 2020.  Certificates of deposit increased by $11.5 million to $179.1 million at December 31, 2021, compared to $167.5 million at December 31, 2020.  Interest-bearing demand deposits increased by $139.4 million to $537.5 million at December 31, 2021, compared to $398.1 million at 2020. Savings deposits increased to $23.7 million at December 31, 2021, compared to $18.7 million at December 31, 2020.  Other borrowings decreased by $15.0 million to $90.0 million at December 31, 2021, compared to $105.0 million at December 31, 2020 due to repayment of FHLB advances.

Table of  Contents
Total stockholders’ equity increased to $101.4 million at December 31, 2021, from $89.0 million at December 31, 2020.  This increase was primarily from 2021 net income of $13.1 million reduced by quarterly common stock dividends of $2.3 million.

The following tables present the Company’s average balances as of the dates indicated:

	December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(dollars in thousands)
Cash and due from banks	$2,149	0.2%	$3,286	0.3%	$2,431	0.3%
Interest-earning deposits in other institutions	139,217	12.9%	80,864	8.3%	33,582	3.8%
Federal funds sold	-	0.0%	1	0.0%	5	0.0%
Investment securities available-for-sale	18,878	1.7%	18,053	1.9%	23,426	2.7%
Investment securities held-to-maturity	3,443	0.3%	5,415	0.6%	6,827	0.8%
FRB and FHLB stock	4,491	0.4%	4,663	0.5%	4,087	0.5%
Loans, net	874,356	80.9%	822,306	84.5%	778,745	89.3%
Servicing assets	1,525	0.1%	1,047	0.1%	92	0.0%
Other assets acquired through foreclosure, net	2,580	0.2%	2,681	0.3%	378	0.0%
Premises and equipment, net	6,870	0.6%	7,383	0.8%	7,267	0.8%
Other assets	29,051	2.7%	26,320	2.7%	15,669	1.8%
TOTAL ASSETS	$1,082,560	100.0%	$972,019	100.0%	$872,509	100.0%

LIABILITIES:
Deposits:
Non-interest-bearing demand	$205,820	19.0%	$169,696	17.5%	$116,887	13.4%
Interest-bearing demand	467,720	43.2%	314,659	32.3%	289,798	33.2%
Savings	20,749	1.9%	17,419	1.8%	15,650	1.8%
Time certificates over $250,000	13,965	1.3%	82,583	8.5%	144,711	16.6%
Other time certificates	168,143	15.6%	146,527	15.1%	158,976	18.2%
Total deposits	876,397	81.0%	730,884	75.1%	726,022	83.2%
Other borrowings	94,343	8.7%	139,795	14.4%	51,045	5.9%
Other liabilities	16,050	1.5%	16,313	1.7%	17,005	1.9%
Total liabilities	986,790	91.2%	886,992	91.2%	794,072	91.0%
STOCKHOLDERS' EQUITY
Common stock	43,627	4.0%	42,747	4.4%	42,426	4.9%
Retained earnings	52,059	4.8%	42,340	4.4%	36,113	4.1%
Accumulated other comprehensive income (loss)	84	0.0%	(60)	0.0%	(102)	0.0%
Total stockholders' equity	95,770	8.8%	85,027	8.8%	78,437	9.0%
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,082,560	100.0%	$972,019	100.0%	$872,509	100.0%

Loan Portfolio

Market Summary

Total loans increased by $34.5 million during 2021 to $892.1 million.  The majority of this increase was driven by growth in the commercial real estate and manufactured housing loan portfolios.  Total manufactured housing loans increased by $17.1 million, and total commercial loans including commercial agriculture loans decreased by $8.4 million.  Commercial real estate loans increased by $78.7 million in 2021.  Single family real estate loans decreased by $1.7 million.

Table of  Contents
The table below summarizes the distribution of the Company’s loans (including loans held for sale) at the year-end:

	December 31,
	2021	2020
	(dollars in thousands)
Manufactured housing	$297,363	$280,284
Commercial real estate	480,801	402,148
Commercial	72,423	80,851
SBA	29,931	81,442
HELOC	3,579	3,861
Single family real estate	8,749	10,490
Consumer	109	133
Total loans	892,955	859,209
Less:
Allowance for loan losses	10,404	10,194
Deferred fees (costs), net	838	1,583
Discount on SBA loans	34	49
Total loans, net	$881,679	$847,383
Percentage to Total Loans:
Manufactured housing	33.3%	32.6%
Commercial real estate	53.8%	46.9%
Commercial	8.1%	9.4%
SBA	3.4%	9.5%
HELOC	0.4%	0.4%
Single family real estate	1.0%	1.2%
Consumer	0.0%	0.0%
Total	100.0%	100.0%

Commercial Loans

Commercial loans consist of term loans and revolving business lines of credit.  Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term.  The collateral for these loans typically are by Uniform Commercial Code (“UCC-1”) lien filings, real estate or personal guarantees.  The Company does not extend material loans of this type in excess of five years.

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

SBA 504 loans are made in conjunction with Certified Development Companies.  These loans are granted to purchase or construct real estate or acquire machinery and equipment.  The loan is structured with a conventional first trust deed provided by a private lender and a second trust deed which is funded through the sale of debentures.  The predominant structure is terms of 10% down payment, 50% conventional first loan and 40% debenture.  Construction loans of this type generally provide additional collateral to reduce the loan-to-value to approximately 75%.  Conventional and investor loans are sometimes funded by our secondary-market partners and CWB receives a premium for these transactions.

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

Table of  Contents
B&I loans are guaranteed by the U.S. Department of Agriculture.  The maximum guaranteed amount is 60% to 80% depending on the size of the loan. B&I loans are similar to the SBA 7(a) loans but are made to businesses in designated rural areas.  These loans can also be sold into the secondary market.

In April of 2020, under the CARES Act, CWB began offering SBA Paycheck Protection Program (PPP) loans.  The loans are forgivable in whole or in part and carry a fixed rate of 1% for a term of two years (loans made before June 5, 2020) or five years (loans made after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of the forgiveness proceeds to the lender or the date that is 10 months after the day of the covered period if the borrower does not apply for forgiveness within the ten-month period.

Agricultural Loans for real estate and operating lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock. The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA B&I loan program.  The FSA loans typically have a 90% guarantee up to $1,825,000 (amount adjusted annually based on inflation) for up to 40 years, but not always.  The Company had $37.4 million of commercial agriculture loans at December 31, 2021; of these loans $17.1 million had FSA guarantees.

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

Manufactured Housing Loans

CWB originates loans secured by manufactured homes located in approved rental, co-operative ownership, condominium and planned unit development mobile home parks in Santa Barbara, Ventura and San Luis Obispo Counties as well as along the California coast from San Diego to San Francisco.  The loans are made to borrowers for purchasing or refinancing new or existing manufactured homes.  The loans are made under either fixed rate programs for terms of 10 to 25 years or adjustable rate programs with terms of 25 to 30 years.  The adjustable rate loans generally have an initial fixed rate period of five years and then adjust annually subject to interest rate caps.

HELOC

Home equity lines of credit (“HELOC”) held at the Bank are lines of credit collateralized by residential real estate.  Typically, HELOCs are collateralized by a second deed of trust.  The combined loan-to-value, first trust deed and second trust deed, are not to exceed 75% on all HELOCs.  The Bank is not actively originating new HELOCs.

Other Installment Loans

Installment loans consist of automobile and general-purpose loans made to individuals.  The Bank is not actively originating new individual installment loans.

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

Loan Maturities and Sensitivity to Interest Rates

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2021 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal.  Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less.  The tables also present an analysis of the rate structure for loans within the same maturity time periods.  Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

Table of  Contents
	Due in One Year or Less	Due After One Year to Five Years	Due After Five to 15 Years	Due After 15 Years	Total
		(in thousands)
Manufactured housing
Floating rate	$7,024	$32,692	$108,601	$66,260	$214,577
Fixed rate	5,748	23,060	47,944	6,034	82,786
Commercial real estate
Floating rate	38,423	78,479	204,707	2,630	324,239
Fixed rate	19,532	67,127	69,903	—	156,562
Commercial
Floating rate	14,530	14,433	13,403	14,350	56,716
Fixed rate	9,298	6,184	225	—	15,707
SBA
Floating rate	2,281	22,909	3,755	986	29,931
Fixed rate	—	—	—	—	—
HELOC
Floating rate	180	3,399	—	—	3,579
Fixed rate	—	—	—	—	—
Single family real estate
Floating rate	292	1,514	4,141	556	6,503
Fixed rate	142	664	1,344	96	2,246
Consumer
Floating rate	—	—	—	—	—
Fixed rate	4	—	—	105	109
Total	$97,454	$250,461	$454,023	$91,017	$892,955

At December 31, 2021, total loans consisted of 71.2% with floating rates and 28.8% with fixed rates.  Manufactured housing loans, which are generally fixed rate for the first five years, are included in floating rate loans during the fixed period.

The following table presents loans due after one year as of December 31, 2021:

	Fixed Rate	Variable Rate	Total
		(in thousands)

Manufactured housing	$77,038	$207,553	$284,591
Commercial real estate	137,030	285,816	422,846
Commercial	6,409	42,186	48,595
SBA	—	27,650	27,650
HELOC	—	3,399	3,399
Single family real estate	2,104	6,211	8,315
Consumer	105	—	105
Total	$222,686	$572,815	$795,501

COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting our clients by modifying terms of existing loans and loans under the PPP.  The Company has taken a proactive approach to assist its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers were payment deferrals taking the form of full payment deferrals.  Based on the circumstances of the borrower, payments were deferred either 90 days or extended to 180 days.  Consistent with the Interagency Statement on "Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus," modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40.  These modified loans are classified as performing and are not considered past due.  Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  At December 31, 2021, the Company had no COVID-19 related modified loans.  Through the date of this filing, the Company has not experienced any loan charge-offs caused by the economic impact from COVID-19.  Management has evaluated events related to COVID-19 that have occurred subsequent to December 31, 2021 and has concluded there are no matters that would require recognition in the accompanying unaudited consolidated financial statements.

Table of  Contents
The table below shows the breakdown of pandemic deferrals by loan segment:

	December 31, 2021		December 31, 2020		September 30 ,2020
Loan segment	Count	Balance	Count	Balance	Count	Balance
		(in thousands)		(in thousands)		(in thousands)
Manufactured housing	—	$—	8	$1,261	116	$15,984
Commercial real estate	—	—	2	2,082	60	104,492
Commercial	—	—	3	1,767	24	8,520
SBA	—	—	—	—	—	—
HELOC	—	—	—	—	—	—
Single family real estate	—	—	—	—	3	717
Consumer	—	—	—	—	—	—
Total pandemic deferments	—	$—	13	$5,111	203	$129,713

High Risk Industries Impacted By COVID-19

The industries most heavily impacted include retail, healthcare, hospitality, schools and energy.  The Company’s management team has evaluated the loans related to the affected industries and at December 31, 2021, the Bank’s loans to these industries were $158.4 million, which is 17.8% of our $892.1 million loan portfolio.

Importantly, of the selected industry loans, $0.9 million, or 0.58%, are on non-accrual.  Also, of the selected industries loans the classified loans are $13.4 million, or 8.45%.  Lastly, the Bank has accommodated $0.0 million of these loans with payment deferrals, or 0.00% of the selected industries.  Additional detail by industry is included in the table below.

As of 12/31/2021
(in thousands)
	Loans Outstanding	$ Non- accrual	% Non- accrual	$ Classified	% Classified	$ Deferrals	% Deferral
Healthcare	$50,126	$0	0.00%	$1,995	3.98%	$0	0.00%
Senior/Assisted Living Facilities	$23,505	$0	0.00%	$0	0.00%	$0	0.00%
Medical Offices	$16,769	$0	0.00%	$233	1.39%	$0	0.00%
General Healthcare	$9,852	$0	0.00%	$1,762	17.88%	$0	0.00%
Hospitality	$49,392	$918	1.86%	$3,567	7.22%	$0	0.00%
Lodging	$40,936	$0	0.00%	$2,486	6.07%	$0	0.00%
Restaurants	$8,456	$918	10.86%	$1,081	12.78%	$0	0.00%
Retail Commercial Real Estate	$45,835	$0	0.00%	$7,739	16.88%	$0	0.00%
Retail Services	$11,870	$0	0.00%	$1	0.01%	$0	0.00%
Schools	$1,115	$0	0.00%	$0	0.00%	$0	0.00%
Energy	$85	$0	0.00%	$85	100.00%	$0	0.00%
Total	$158,423	$918	0.58%	$13,387	8.45%	$0	0.00%

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the clients served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of December 31, 2021 and 2020, manufactured housing loans comprised 33.3% and 32.6% of total loans, respectively.  As of December 31, 2021 and 2020, commercial real estate loans accounted for approximately 53.8% and 46.9% of total loans, respectively.  Approximately 27.8% and 28.9% of these commercial real estate loans were owner occupied at December 31, 2021 and 2020, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 53.7% and 53.8% at December 31, 2021 and 2020, respectively.  The Company was within established policy limits at December 31, 2021 and 2020.

Table of  Contents
Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan.  The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects.  If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate.  At December 31, 2021, the Company had ten loans with an outstanding balance of $29.0 million with available interest reserves of $4.5 million.  Total construction and land loans are approximately 4% and 3% of the Company’s loan portfolio at December 31, 2021 and 2020, respectively.

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

The recorded investment in loans that are considered impaired is as follows:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Impaired loans with specific valuation allowances	$4,487	$5,081	$6,172	$9,744	$12,352
Impaired loans without specific valuation allowances	4,749	7,418	6,656	14,159	8,275
Specific valuation allowance related to impaired loans	(240)	(311)	(352)	(465)	(524)
Impaired loans, net	$8,996	$12,188	$12,476	$23,438	$20,103

Average investment in impaired loans	$10,858	$12,351	$18,504	$20,731	$16,484

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:
	Manu- factured Housing	Com- mercial Real Estate	Com- mercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	210	17	—	1	—	12	—	240
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	210	17	—	1	—	12	—	240
Total impaired loans, net	$4,711	$1,605	$1,590	$419	$—	$671	$—	$8,996

$0.3 million of the above impaired loans are government guaranteed.

Table of  Contents
	Manu- factured Housing	Com- mercial Real Estate	Com- mercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	2,294	1,468	1,504	292	—	1,860	—	7,418
Total loans individually evaluated for impairment	6,696	1,698	1,504	292	—	2,309	—	12,499
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	279	16	—	—	—	16	—	311
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	279	16	—	—	—	16	—	311
Total impaired loans, net	$6,417	$1,682	$1,504	$292	$—	$2,293	$—	$12,188
$0.7 million of the above impaired loans are government guaranteed.

Total impaired loans decreased by $3.3 million at December 31, 2021 compared to December 31, 2020. The commercial real estate impaired loans decreased by $0.1 million, the manufactured housing impaired loans decreased by $1.8 million and single family impaired loans decreased by $1.6 million.  Commercial impaired loans increased by $0.1 million and SBA impaired loans increased by $0.1 million in 2021 compared to 2020. Impaired manufactured housing loans decreased mainly due to upgrades and payoffs of existing loans.  Impaired single-family loans decreased primarily due to the payoff of one loan of $1.7 million.

The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Total nonaccrual loans	$565	$3,872	$2,679	$6,226	$6,844
Government guaranteed portion of loans included above	—	(207)	(290)	(2,848)	(2,372)
Total nonaccrual loans without government guarantees	$565	$3,665	$2,389	$3,378	$4,472

TDR loans, gross	$8,565	$11,141	$10,774	$16,749	$16,603
Loans 30 through 89 days past due with interest accruing	$704	$1,889	$1,947	$—	$—
Allowance for loan losses to gross loans held for investment	1.20%	1.23%	1.19%	1.21%	1.24%
Interest income recognized on impaired loans	$660	$758	$1,001	$1,324	$1,142
Interest income that would have been recorded under the original terms of nonaccrual loans	$154	$254	$512	$454	$379

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

Table of  Contents
The following table summarizes the composition of nonaccrual loans:

	At December 31, 2021			At December 31, 2020
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$306	54.16%	0.03%	$614	15.86%	0.07%
Commercial real estate	—	0.00%	0.00%	1,469	37.94%	0.17%
Commercial	—	0.00%	0.00%	1,390	35.90%	0.16%
SBA	1	0.18%	0.00%	275	7.10%	0.03%
HELOC	—	0.00%	0.00%	—	0.00%	0.00%
Single family real estate	258	45.66%	0.03%	124	3.20%	0.01%
Consumer	—	0.00%	0.00%	—	0.00%	0.00%
Total nonaccrual loans	$565	100.00%	0.00%	$3,872	100.00%	0.44%

Total nonaccrual balances decreased $3.3 million to $0.6 million at December 31, 2021, from $3.9 million at December 31, 2020. Nonaccrual balances include $0 million and $0.2 million of loans that are government guaranteed at December 31, 2021 and 2020, respectively. The percentage of nonaccrual loans to the total loan portfolio has decreased to 0.06% as of December 31, 2021 from 0.43% at December 31, 2020.

CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Net Loan Charge-offs

The following table reflects net charge-offs by portfolio type for the periods indicated.

	December 31,
	2021	2020	2019

Net loan charge-offs:	(dollars in thousands)
Net charge-offs (recoveries):
Manufactured housing	$(218)	$(27)	$(54)
Commercial real estate	(80)	(80)	(52)
Commercial	(40)	(133)	(29)
SBA	(47)	(7)	(50)
HELOC	(6)	(6)	(5)
Single family real estate	(1)	(1)	(1)
Consumer	1	—	—
Total net charge-offs	$(391)	$(254)	$(191)

Average loan balance
Manufactured housing	$288,039	$267,851	$251,183
Commercial real estate	438,792	394,417	381,221
Commercial	71,866	91,602	111,487
SBA	73,672	63,955	17,339
HELOC	2,137	2,880	5,697
Single family real estate	9,996	11,069	11,703
Consumer	99	89	115
Total average loan balance	$884,601	$831,863	$778,745

Net charge-offs annualized percentage
Manufactured housing	(0.08)%	(0.01)%	(0.02)%
Commercial real estate	(0.02)%	(0.02)%	(0.01)%
Commercial	(0.06)%	(0.15)%	(0.03)%
SBA	(0.06)%	(0.01)%	(0.29)%
HELOC	(0.28)%	(0.21)%	(0.09)%
Single family real estate	(0.01)%	(0.01)%	(0.01)%
Consumer	1.01%	0.00%	0.00%
Total charge-offs to average loans	(0.04)%	(0.03)%	(0.02)%

Table of  Contents
At December 31, 2021, the allowance for loan losses was $10.4 million, or 1.20%, of total loans held for investment compared to $10.2 million, or 1.19%, at December 31, 2020.

The following table summarizes the allocation of allowance for loan losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2021		2020
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans

Manufactured housing	$2,606	33.3%	$2,612	32.6%
Commercial real estate	6,729	53.8%	5,950	46.9%
Commercial	923	8.1%	1,379	9.4%
SBA	22	3.4%	118	9.5%
HELOC	18	0.4%	25	0.4%
Single family real estate	105	1.0%	108	1.2%
Consumer	1	0.0%	2	0.0%
Total	$10,404	100.0%	$10,194	100.0%

Total allowance for loan losses increased by $0.2 million to $10.4 million at December 31, 2021, compared to the prior year. In addition, the Company had net recoveries of $0.4 million in 2021 compared to net recoveries of $0.3 million in 2020.

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

Table of  Contents
The weighted average yields of investment securities by maturity period were as follows at December 31, 2021:

	December 31, 2021
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$661	0.6%	$4,847	1.3%	$—	—	$5,508	1.2%
U.S. government agency CMO	—	—	3,905	0.5%	978	0.8%	—	—	4,883	0.6%
Other securities	—	—	9,320	3.7%	—	—	—	—	9,320	3.7%
Total	$—	—	$13,886	2.7%	$5,825	1.2%	$—	—	$19,711	2.2%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,065	2.9%	$750	3.6%	$—	—	$2,815	3.1%
Total	$—	—	$2,065	2.9%	$750	3.6%	$—	—	$2,815	3.1%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$248	—
Total	$—	—	$—	—	$—	—	$—	—	$248	—

Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The Company does not own any subprime mortgage backed securities (“MBS”) in its investment portfolio. Gross unrealized losses at December 31, 2021 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed all securities on which there was an unrealized loss in accordance with its accounting policy for other than temporary impaired (“OTTI”) described in “Item 8. Note 2 in this Form 10-K, “Investment Securities” and determined no impairment was required. At December 31, 2021, the Company had the intent and the ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2021	2020	2019
	(in thousands)
Balance, beginning of period	$2,614	$2,524	$—
Additions	136	106	3,401
Proceeds from dispositions	—	—	(844)
Gains (losses) on sales and valuation adjustments, net	(232)	(16)	(33)
Balance, end of period	$2,518	$2,614	$2,524

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell. Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  At December 31, 2021 and 2020, the Company had $0.3 million and $0.1 million valuation allowance on foreclosed assets, respectively. At December 31, 2019, the Company had $0.2 million valuation allowance on foreclosed assets.

Table of  Contents
Deposits

The average balances by deposit type as of the dates presented below:

	Year Ended December 31,
	2021		2020		2019
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Non-interest-bearing demand deposits	$205,820	23.5%	$169,696	23.2%	$116,887	16.1%
Interest-bearing demand deposits	467,720	53.3%	314,659	43.1%	289,798	39.9%
Savings	20,749	2.4%	17,419	2.4%	15,650	2.2%
Time deposits over $250,000	13,965	1.6%	25,599	3.5%	85,099	11.7%
Other time deposits	168,143	19.2%	203,511	27.8%	218,588	30.1%
Total deposits	$876,397	100.0%	$730,884	100.0%	$726,022	100.0%

Total deposits increased to $950.1 million at December 31, 2021, from $766.2 million at December 31, 2020, an increase of $183.9 million.  Non-interest-bearing demand deposits increased $28 million to $209.9 million at December 31, 2021, compared to $181.8 million at December 31, 2020. Interest-bearing demand deposits increased $139.4 million to $537.5 million at December 31, 2021, compared to $398.1 million at December 31, 2020. Total demand deposits increased $167.5 million to $747.4 million at December 31, 2021, compared to $579.9 million at December 31, 2020.  The increase was primarily due to new customer relationships and deposits and new relationships acquired as a result of the Company’s participation in SBA Paycheck Protection Program lending. Certificates of deposits increased by $11.5 million to $179.1 million at December 31, 2021, compared to $167.5 million at December 31, 2020.  Deposits have been the primary source of funding the Company’s asset growth. In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep ("ICS") services. Both CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits. At December 31, 2021 and 2020, the Company had $6.5 million and $24.7 million, respectively, of CDARS deposits.  At December 31, 2021 and 2020, the Company had $93.3 million and $77.2 million, respectively, of ICS deposits.

Uninsured Deposits

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

The following table presents time certificate of deposits over the FDIC insurance limits by maturities:

	December 31,
	2021	2020
	Over $ 250,000	Over $ 250,000

Less than three months	$4,703	$17,291
Three to six months	5,882	2,479
Six to twelve months	2,941	2,143
Over twelve months	586	5,873
Total	$14,112	$27,786

The Company estimates its total uninsured deposits to be $415.4 million and $302.8 million as of December 31, 2021, and December 31, 2020, respectively.  Uninsured deposit information presented herein is estimated using the methodologies utilized for regulatory reporting, where applicable.

The Company’s deposits may fluctuate as a result of local and national economic conditions. Management does not believe that deposit levels are influenced by seasonal factors.

The Company utilizes brokered deposits in accordance with strategic and liquidity planning.

Table of  Contents
Other Borrowings

The following table sets forth certain information regarding FHLB advances and other borrowings.

	December 31,
	2021	2020	2019
FHLB and FRB PPPLF Advances	(dollars in thousands)
Maximum month-end balance	$105,000	$200,103	$65,000
Balance at year end	$90,000	$105,000	$65,000
Average balance	$94,343	$132,855	$49,414
Other Borrowings
Maximum month-end balance	$—	$10,000	$5,750
Balance at year end	$—	$—	$—
Average balance	$—	$6,940	$1,631
Total borrowed funds	$90,000	$105,000	$65,000
Weighted average interest rate at end of year	0.86%	1.03%	2.29%
Weighted average interest rate during the year	1.04%	1.27%	2.48%

FHLB and FRB Borrowing

The Company utilizes borrowed funds to support liquidity needs. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans.  At December 31, 2021, no borrowings were outstanding from the FRB.

Other Borrowing

The Company has a revolving line of credit agreement for up to $5.0 million.  The Company must maintain a deposit relationship with the lender.  In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net nonaccrual ratio of not more than 3%.  At December 31, 2021, the line of credit balance was zero.

Preferred Stock

There are no shares of the Company's preferred stock outstanding as of December 31, 2021 and 2020.

Liquidity and Capital Resources

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

In November 2019, the federal banking agencies jointly issued a final rule, which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio framework.  The final rule was effective January 1, 2020. Under this framework, the bank would choose the option of using the community bank leverage ratio (CBLR).  In order to qualify, a community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets.  A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules.  The Company chose the CBLR option for calculation of its capital ratio in the first quarter of 2020.  As of the fourth quarter 2021, the Company rescinded its CBLR election.

Table of  Contents
The following table illustrates the Bank’s regulatory ratios and the current adequacy guidelines as of December 31, 2021 and 2020. The fully-phased in guidelines applicable on January 1, 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
December 31, 2021
CWB's actual regulatory ratios	12.19%	11.02%	11.02%	8.56%	N/A
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	8.50%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

December 31, 2020
CWB's actual regulatory ratios	12.27%	11.02%	11.02%	9.29%	9.29%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A	N/A

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators.  CWB's available liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities.  CWB manages its liquidity risk through operating, investing and financing activities. In order to ensure funds are available when necessary, on at least a quarterly basis, CWB projects the amount of funds that will be required, and strive to maintain relationships with a diversified customer base.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.  The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million.  In addition the Company had loans and securities are pledged to the FHLB  at of December 31, 2021. Loans pledged to the FRB discount window provided $119.0 million in borrowing capacity.  As of December 31, 2021, there were no outstanding borrowings from the FRB.

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

The Company through CWB has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities.  Total FHLB advances were $90.0 million and $105.0 million at December 31, 2021 and 2020, respectively, borrowed at fixed rates.  At December 31, 2021, CWB had pledged to FHLB, securities of $13.2 million at carrying value and loans of $286.6 million, and had $44.5 million available for additional borrowing.  At December 31, 2020, the Company had pledged to FHLB, securities of $18.9 million at carrying value and loans of $304.7 million, and had $81.4 million available for additional borrowing.

The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans.  There were no borrowings outstanding as of December 31, 2021 and unused borrowing capacity was $119.0 million.

The Company also maintains federal funds purchased lines with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of December 31, 2021 and 2020.

Table of  Contents
The Company terminated its revolving line of credit for $5.0 with Pacific Premier Bank and opened a $5.0 million revolving line of credit with CalFirst Bank.  The Company must maintain a deposit account with the lender. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%.  At December 31, 2021 and 2020, the line of credit balance was zero.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits.  The liquidity ratio of the Bank was 22%, 14%, and 15% at December 31, 2021, December 31, 2020 and December 31, 2019, respectively.  The Bank’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold and loans held for sale, divided by total assets.

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources for its liquidity.  CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends and interest payments on the other borrowings.  CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB and has the capability to issue equity and debt securities.  Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior approval.  During 2021, CWBC declared dividends of $2.3 million.  On January 27, 2022, the Company's Board of Directors declared a $0.07 per share dividend payable February 28, 2022 to stockholders of record on February 11, 2022.  The Company anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced.

Our material cash requirements may include funding existing loan commitments, funding equity investments, withdrawal/maturity of existing deposits, repayment of borrowings, operating lease payments, and expenditures necessary to maintain current operations.

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and principal payments due on our contractual obligations excluding accrued interest:

	At December 31, 2021
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Time deposit maturities	$53,502	$125,553	$179,055
FHLB advances	—	90,000	90,000
Operating lease obligations	887	4,988	5,875
Total	$54,389	$220,541	$274,930

In the ordinary course of business, we enter into various transactions to meet the financing needs of our customers, which, in accordance with generally accepted accounting principles, are not included in our consolidated balance sheets.  These transactions include off-balance sheet commitments, including commitments to extend credit and standby letters of credit.  The following table presents a summary of the Company's commitments to extend credit by expiration period:

	At December 31, 2021
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Loan commitments to extend credit	$32,177	$53,061	$85,238
Standby letters of credit	17	-	17
Total	$32,194	$53,061	$85,255

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

Table of  Contents
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

Management of Interest Rate Risk

To mitigate the impact of changes in market interest rates on the Company’s interest-earning assets and interest-bearing liabilities, the amounts and maturities are actively managed.  Short-term, adjustable-rate assets are generally retained as they have similar repricing characteristics as funding sources. CWB can sell a portion of its FSA and SBA loan originations.  While the Company has some interest rate exposure in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise. The Company has not used derivative instruments to help manage risk but will consider such instruments in the future if the perceived need should arise.

For further discussion regarding the impact to the Company of interest rate changes, see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

Litigation

See “Part 1. Item 3: Legal Proceedings of this Form 10-K.

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

From time to time, laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions.  Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress and by various bank and other regulatory agencies.  Future changes in the laws, regulations or polices that impact CWBC and CWB cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

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

Table of  Contents
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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was enacted in 2010 and effectuated a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council to identify systemic risks in the financial system and oversee and coordinate the actions of the U.S. financial regulatory agencies.

The Dodd-Frank Act and the regulations promulgated thereunder require, among other things, that: (i) the consolidated capital requirements of depository holding companies must be not less stringent than those applied to depository institutions; (ii) the reserve ratio of the Deposit Insurance Fund was raised to 1.35%; (iii) publicly traded companies, such as CWBC, must provide their stockholders with a non-binding vote on executive compensation at least every three years and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (iv) the deposit insurance amounts for banks, savings institutions and credit unions be permanently increased to $250,000 per qualified depositor; (v) authority was given to the federal banking regulators to prohibit extensive compensation to executives of depository institutions and their holding companies with assets in excess of $1.0 billion; (vi) Section 23A of the Federal Reserve Act was broadened and prohibits a depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and if representing more than 10% of capital, is approved by the disinterested directors; (vii) interstate branching rights were expanded; and (viii) bank entities, under the (“Volker Rule”), were prohibited from conducting certain investment activities that are considered proprietary trading with their own accounts.

2018 Regulatory Reform - The EGRRCPA

In 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act.  While the EGRRCPA maintained most of the regulatory structure established by the Dodd-Frank Act, it amended certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, such as CWB, and for large banks with assets of more than $50 billion.

The EGRRCPA, among other matters, expanded the definition of qualified mortgages which may be held by a financial institution and simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8-10%.  Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the ratio will be considered to be "well capitalized" under the prompt corrective action rules.  The EGRRCPA also expanded the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion.  This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act.  In addition, the EGRRCPA includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

The current administration has expressed a commitment to reemphasize restrictions on financial institutions and the enforcement of the protective measures included in the Dodd-Frank Act.  At this time, the Company cannot predict which provisions will be enforced and what effect, if any, such action may have upon the results of operations and financial condition of the Company and the Bank.

Financial Institutions Capital Rules

The Basel III  accord was developed by the Basel Committee on Banking Supervision to strengthen regulation, supervision and risk management and avoid disruptions in financial markets, among other things: (i) implemented increased capital levels for CWBC  and CWB; (ii) introduced a new capital measure of common equity Tier 1 capital known as “ CET1” and related regulatory capital ratio of CET1 to risk-weighted assets; (iii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iv) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (v) expanded the scope of the deductions from and adjustments to capital.

Table of  Contents
Under Basel III, for most banking organizations the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to Basel III specific requirements.

Under Basel III, the minimum capital ratios are as follows: (i) 4.5% CET1 to risk-weighted assets; (ii) 6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; (iii) 8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and (iv) 4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”). The Basel III capital conservation buffer is designed to absorb losses and protect the financial institution during periods of economic difficulties. Banking institutions with a ratio of CET1 to risk-weighted assets, Tier 1 to risk-weighted assets or total capital to risk-weighted assets above the minimum but below the capital conservation buffer face limitations on their ability to pay dividends, repurchase shares or pay discretionary bonuses based on the amount of the shortfall and the institution’s “eligible retained income.  Under the capital conservation buffer CWBC and CWB are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%.

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

Table of  Contents
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

The risk-based guidelines are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations.  For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

Table of  Contents
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

The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2021.

	Adequately Capitalized	Well Capitalized	Capital Conservation Buffer Fully Phased-In	CWB	CWBC (consolidated)

Total risk-based capital	8.00%	10.00%	10.50%	12.19%	12.62%
Tier 1 risk-based capital ratio	6.00%	8.00%	8.50%	11.02%	11.46%
Common Equity Tier 1	4.50%	6.50%	7.00%	11.02%	11.46%
Tier 1 leverage capital ratio	4.00%	N/A	N/A	8.56%	8.90%

Prompt Corrective Action Authority. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks.  Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•
“well capitalized” if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity tier 1 capital ratio of 6.5% or more, has a leverage capital ratio of 5% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 6% or more, a common equity tier 1 capital ratio of 4.5% or more, and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”;

•
“undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 6%, a common equity tier 1 capital that is less than 4.5%, or a leverage capital ratio that is less than 4% (3% under certain circumstances);

•
“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, a common equity tier 1 capital ratio that is less than 3%or a leverage capital ratio that is less than 3%; and,

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

Table of  Contents
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

Brokered Deposit Restrictions. Well-capitalized banks are not subject to limitations on brokered deposits, while an adequately capitalized bank is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized banks are generally not permitted to accept, renew, or roll over brokered deposits.  As of December 31, 2021, CWB is deemed to be “well capitalized” and, therefore, is eligible to accept brokered deposits.

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

The Dodd-Frank Act required the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by September 30, 2020 and broadened the base for FDIC insurance assessments so that assessments are based on average consolidated total assets, less average tangible equity capital of a financial institution rather than on its insured deposits.  The Deposit Insurance Fund reserve ratio actually reached 1.36% on September 30, 2018, ahead of the September 30, 2020 deadline.  As a result, small banks received assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio between 1.15% and 1.35%.

The FDIC may terminate its insurance of deposits if it finds that a bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by Treasury’s Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules.  The OFAC-administered sanctions targeting countries take many different forms.  Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e. g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Table of  Contents
Failure of CWB to maintain and implement an adequate OFAC program, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.  CWB has augmented its systems and procedures to accomplish this. CWB believes that the ongoing cost of compliance with OFAC programs is not likely to be material to CWB.

Anti-Money Laundering.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations requires CWB to take steps to prevent the use of it or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports.  Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities. The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded the anti-money laundering (“AML”) and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing.

CWB must provide BSA/AML training to employees, designate a BSA compliance officer and annually audit the BSA/AML program to assess its effectiveness.  The federal regulatory agencies continue to issue regulations and new guidance with respect to the application and requirements of BSA and AML.

The Anti-Money Laundering Act of 2020 (the “AML Act”) was enacted effective January 1, 2021 and presents the most comprehensive revisions and enhancements to anti-money laundering and counter terrorism laws since the Currency and Foreign Transactions Reporting Act of 1970 and the USA PATRIOT Act of 2001 (the “BSA”).  The impact of the new legislation will not be fully known until required regulations are adopted and implemented, but the AML Act represents significant changes and reaffirms and broadens the government’s oversight and commitment to addressing the illicit activities and financing of terrorism.

Many of the provisions of the AML Act deal with the operations of the federal agencies primarily responsible for addressing terrorism financing and the safeguarding of the national security of the United States, such as the U.S.  Treasury and its Financial Crimes Enforcement Network (“FinCEN”), including the requirement for FinCEN to engage anti-money laundering and terrorist financing investigations experts and the requirement to facilitate information sharing with other federal and state and even foreign law enforcement agencies.  On June 30, 2021, FinCEN issued the first government-wide priorities for anti-money laundering and countering the financing of terrorism to encourage banks to incorporate the priorities into their risk-based BSA compliance programs.  The priorities identified were: (i) corruption; (ii) cybercrime and cyber security; (iii) terrorist financing; (iv) fraud; (v) transnational crime organizations; (vi) drug trafficking; (vii) human trafficking; and (viii) proliferation financing through support networks.

The AML Act also expands the reach of federal anti-money laundering laws by extending their applicability to a broader range of industries, such as entities involved in futures, precious metals, precious stones and jewels, antiquities, and cryptocurrency.  On September 24, 2021, FinCEN issued proposed rules to include a person engaged in the trade of antiquities under the definition of “financial institution” subjecting such person to regulations prescribed by the Secretary of the Treasury.

The AML Act aims to balance the burdens imposed by reporting on financial institutions and the benefits derived by Federal law enforcement agencies.  The AML Act requires a review of currency transaction and suspicious activity reports submitted by financial institutions to determine to what extent the reporting can be streamlined and made more useful.  Included is the obligation to review the dollar thresholds for reporting currency transactions and to establish automated processes for filing simple, non-complex categories of reports.  It calls for greater integration between financial institution systems and the electronic filing system to allow for automatic population of report fields and the submission of transaction data.

Other provisions of the AML Act enhance enforcement.  One section provides protection for financial institutions keeping open a customer’s account or transaction at the request of a federal law enforcement agency or at the request of a state or local agency with the concurrence of FinCEN.  Other sections increase civil penalties for financial institutions and persons violating the recordkeeping and reporting obligations.  Persons found to have committed repeated “egregious violations” may be barred from serving on boards of directors of financial institutions and fined in an amount that is equal to the profit gained by such person by reason of such violation.   If that person is a partner, director, officer or employee of a financial institution, that person may be ordered to repay any bonus paid to that person, irrespective of the amount of the bonus or how it was calculated.

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

Table of  Contents
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

A beneficial owner is any individual who directly, or indirectly, exercises substantial control over an entity or owns or controls 25% or more of the ownership interest of an entity.  The reporting company will be required to provide FinCEN with the legal name, date of birth, current residence or business address, and an acceptable identification number of the beneficial owner.  In December 2021, FinCEN issued proposed rules to implement the beneficial ownership information reporting addressing who, when, and what will be required to be reported.

Under the CTA, the Treasury is to minimize the burden on reporting companies and ensure the information deposited in the database is maintained in the strictest confidence and made available for inspection or disclosure by FinCEN only for the purposes set forth in the AML Act and only to: (i) federal agencies engaged in national security, intelligence or law enforcement; (ii) state, local or Tribal law enforcement agencies, subject to authorization by a court of competent jurisdiction; (iii) financial institutions subject to customer due diligence requirements with the consent of the reporting company; (iv) requests by a federal or other appropriate regulatory agency; (v) certain Treasury officials for tax administration purposes; and (vi) authorized federal agencies on behalf of a properly recognized foreign authority.  On January 25, 2022, FinCEN issued proposed regulations for a pilot program to permit financial institutions to share suspicious activity information with their foreign branches, subsidiaries and affiliates to combat illicit finance risks under the AML Act.

The foregoing is only a summary of selected provisions of the AML Act.  Given that regulations implementing the new AML Act are being proposed but have not yet been adopted or implemented, the Company cannot determine at this time the effect, if any, the AML Act will have on CWBC’s or CWB’s future results of operations or financial condition.

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

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks. In 2019 and 2020, the federal banking regulators proposed for public comment rules to modernize the agencies’ regulations under the CRA. In July 2021, the FRB, FDIC, and the OCC issued an interagency statement committing to joint agency action on CRA. In December 2021, the OCC adopted a final rule that rescinded its 2020 Community Reinvestment Act Rule and replaced it with a rule based largely on the prior CRA regulations issued jointly by the federal banking regulators in 1995 and subsequently amended. The OCC indicated that this action was intended to assist and promote the interagency process by reestablishing generally uniform rules that apply to all insured depository institutions.

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

In November 2021, the federal bank regulatory agencies issued a joint rule to improve the sharing of information about cyber incidents involving U.S. banks.  The rule requires a banking organization to notify its primary federal regulator (and its service providers) as soon as possible (and no later than 36 hours after determination) after it experiences a significant computer-security incident. The compliance date of this rule is May 1, 2022.

Table of  Contents
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

Table of  Contents
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

	Sensitivity of Net Interest Income
	At December 31, 2021
	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$43,537	$44,317	$48,378	$52,374	$56,312	$60,223	$64,147
Interest expense	2,705	2,838	6,591	10,344	14,096	17,849	21,602
Net interest income	$40,832	$41,479	$41,787	$42,030	$42,216	$42,374	$42,545
% change	(1.6)%		0.7%	1.3%	1.8%	2.2%	2.6%

	Sensitivity of Net Interest Income
	At December 31, 2020
	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$43,842	$44,070	$46,330	$48,599	$50,907	$53,189	$55,450
Interest expense	2,975	3,195	6,951	10,707	14,462	18,218	21,974
Net interest income	$40,867	$40,875	$39,379	$37,892	$36,445	$34,971	$33,476
% change	0.0%		(3.7)%	(7.3)%	(10.8)%	(14.4)%	(18.1)%

As of December 31, 2021 and 2020, the Fed Funds target rate was a range of 0.00% to 0.25% and the prime rate was 3.25%.

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

At December 31, 2021 and 2020, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following tables show projected change in economic value of equity for this set of rate shocks.

	Economic Value of Equity
	As of December 31, 2021
	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$1,207,530	$1,176,520	$1,153,486	$1,129,670	$1,105,275	$1,081,304	$1,058,075
Liabilities	1,061,422	1,018,843	989,950	962,681	936,934	912,614	889,633
Net present value	$146,108	$157,677	$163,536	$166,989	$168,341	$168,690	$168,442
% change	(7.3)%		3.7%	5.9%	6.8%	7.0%	6.8%

Table of  Contents
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

Table of  Contents
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data included in this Form 10-K begin on page 52 immediately following the index to consolidated financial statements page to this Form 10-K.
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Community West Bancshares

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Community West Bancshares and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses (allowance) is a valuation account that reflects the Company’s estimate of known and inherent probable losses on existing loans held for investment. The allowance for loan losses was $10.4 million at December 31, 2021, which consists of two components: the valuation allowance for loans individually evaluated for impairment (specific reserves), representing $0.2 million, and the valuation allowance for loans collectively evaluated for impairment (general reserves), representing $10.2 million.

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

/s/ RSM US LLP

San Francisco, CA
March 29, 2022

Table of  Contents

Table of  Contents
COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,621	$1,586
Federal funds sold	—	1
Interest-earning demand deposits in other financial institutions	206,754	58,953
Cash and cash equivalents	208,375	60,540
Investment securities - available-for-sale, at fair value; amortized cost of $19,588 at December 31, 2021 and $17,266 at December 31, 2020	19,711	17,308
Investment securities - held-to-maturity, at amortized cost; fair value of $2,974 at December 31, 2021 and $4,854 at December 31, 2020	2,815	4,586
Investment securities - measured at fair value	248	149
Federal Home Loan Bank stock, at cost	3,068	3,260
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	23,408	31,229
Held for investment, net of allowance for loan losses of $10,404 at December 31, 2021 and $10,194 at December 31, 2020	858,271	816,154
Total loans	881,679	847,383
Other assets acquired through foreclosure, net	2,518	2,614
Premises and equipment, net	6,576	7,154
Other assets	30,689	31,068
Total assets	$1,157,052	$975,435

Liabilities:
Deposits:
Non-interest-bearing demand	$209,893	$181,837
Interest-bearing demand	537,508	398,101
Savings	23,675	18,736
Certificates of deposit ($250,000 or more)	17,612	30,536
Other certificates of deposit	161,443	136,975
Total deposits	950,131	766,185
Other borrowings	90,000	105,000
Other liabilities	15,546	15,243
Total liabilities	$1,055,677	$886,428

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,650,166 shares issued and outstanding at December 31, 2021 and 8,472,463 at December 31, 2020	44,431	42,909
Retained earnings	56,852	46,063
Accumulated other comprehensive income	92	35
Total stockholders’ equity	101,375	89,007
Total liabilities and stockholders’ equity	$1,157,052	$975,435

See the accompanying notes.

Table of  Contents
COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2021	2020	2019
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$45,123	$42,948	$43,890
Investment securities and other	955	906	1,849
Total interest income	46,078	43,854	45,739
Interest expense:
Deposits	2,835	5,483	10,055
Other borrowings	869	1,782	1,327
Total interest expense	3,704	7,265	11,382
Net interest income	42,374	36,589	34,357
Provision (credit) for loan losses	(181)	1,223	(165)
Net interest income after provision (credit) for loan losses	42,555	35,366	34,522
Non-interest income:
Other loan fees	1,349	1,546	1,383
Gains from loan sales, net	475	920	765
Document processing fees	512	513	423
Service charges	302	354	567
Other	1,115	579	469
Total non-interest income	3,753	3,912	3,607
Non-interest expenses:
Salaries and employee benefits	18,306	17,968	17,094
Occupancy, net	3,254	3,036	3,088
Professional services	1,645	1,801	1,679
Advertising and marketing	734	673	774
Data processing	1,215	1,055	876
Depreciation	780	821	864
FDIC assessment	485	565	427
Stock based compensation	318	319	382
Other	1,258	1,285	1,571
Total non-interest expenses	27,995	27,523	26,755
Income before provision for income taxes	18,313	11,755	11,374
Provision for income taxes	5,212	3,510	3,411
Net income	$13,101	$8,245	$7,963
Earnings per share:
Basic	$1.53	$0.97	$0.94
Diluted	$1.50	$0.97	$0.93
Weighted average number of common shares outstanding:			0
Basic	8,568	8,473	8,470
Diluted	8,723	8,543	8,579
Dividends declared per common share	$0.270	$0.195	$0.215

See the accompanying notes.

Table of  Contents
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$13,101	$8,245	$7,963
Other comprehensive income, net:
Unrealized income on securities available-for-sale (AFS), net (tax effect of ($24), ($47), ($44) for each respective period presented)	57	113	63
Net other comprehensive income	57	113	63
Comprehensive income	$13,158	$8,358	$8,026

See the accompanying notes.

Table of  Contents
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2018:	—	$—	8,533	$42,964	$(141)	$33,328	$76,151
Net income	—	—	—	—	—	7,963	7,963
Exercise of stock options	—	—	39	270	—	—	270
Stock based compensation	—	—	—	382	—	—	382
Common stock repurchase	—	—	(100)	(1,030)	—	—	(1,030)
Dividends on common stock	—	—	—	—	—	(1,821)	(1,821)
Other comprehensive income, net	—	—	—	—	63	—	63
Balance, December 31, 2019:	—	—	8,472	42,586	(78)	39,470	81,978
Net income	—	—	—	—	—	8,245	8,245
Exercise of stock options	—	—	1	4	—	—	4
Stock based compensation	—	—	—	319	—	—	319
Common stock repurchase	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	(1,652)	(1,652)
Other comprehensive income, net	—	—	—	—	113	—	113
Balance, December 31, 2020:	—	—	8,473	42,909	35	46,063	89,007
Net income	—	—	—	—	—	13,101	13,101
Exercise of stock options	—	—	177	1,204	—	—	1,204
Stock based compensation	—	—	—	318	—	—	318
Dividends on common stock	—	—	—	—	—	(2,312)	(2,312)
Other comprehensive income, net	—	—	—	—	57	—	57
Balance, December 31, 2021:	—	$—	8,650	$44,431	$92	$56,852	$101,375

See the accompanying notes.

Table of  Contents
COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$13,101	$8,245	$7,963
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	(181)	1,223	(165)
Depreciation	780	821	864
Stock-based compensation	318	319	382
Deferred income taxes	(505)	(959)	(328)
Net amortization of discounts and premiums for investment securities	63	82	107
(Gains) losses on:
Sale of repossessed assets, net	—	—	33
Sale of loans, net	(475)	(920)	(765)
Sale of assets, net	4	18	7
Loans originated for sale and principal collections, net	7,821	10,817	6,309
Changes in:
Other assets	340	(2,787)	1,641
Other liabilities	1,093	(401)	(1,366)
Servicing assets, net	(139)	(615)	(745)
Net cash provided by operating activities	22,220	15,843	13,937
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	3,894	5,069	5,686
Purchase of available-for-sale securities	(6,250)	(3,000)	—
Principal pay downs and maturities of held-to-maturity securities	1,743	1,511	1,151
Loan originations and principal collections, net	(41,596)	(91,763)	(16,074)
Purchase of bank owned life insurance	—	(2,500)	—
Purchase of restricted stock, net	192	(546)	—
Purchase of premises and equipment, net	(206)	(338)	(2,145)
Proceeds from sale of other real estate owned and repossessed assets, net	—	—	844
Net cash used in investing activities	(42,223)	(91,567)	(10,538)
Cash flows from financing activities:
Net increase in deposits	183,946	15,251	34,928
Net increase (decrease) increase in borrowings	(15,000)	40,000	(10,000)
Exercise of stock options	1,204	4	270
Cash dividends paid on common stock	(2,312)	(1,652)	(1,821)
Common stock repurchase	—	—	(1,030)
Net cash provided by financing activities	167,838	53,603	22,347
Net increase (decrease) in cash and cash equivalents	147,835	(22,121)	25,746
Cash and cash equivalents at beginning of year	60,540	82,661	56,915
Cash and cash equivalents at end of year	$208,375	$60,540	$82,661
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,880	$8,050	$11,675
Income taxes	5,802	2,350	2,526
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	136	106	3,401
Operating lease right-of-use asset	—	487	7,190
Operating lease liability	—	487	6,316

See the accompanying notes.

Table of  Contents
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

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2020 and 2019 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2021, 2020 and 2019, the Company had only one reportable business segment.

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

Table of  Contents
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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The Company’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”) system and maintains an investment in capital stock of the FHLB. The bank also maintains an investment in FRB stock. These investments are considered equity securities with no actively traded market. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. We conduct a periodic review and evaluation of our FHLB stock to determine if any impairment exists. No impairment existed in the years ended December 31, 2021 or 2020.

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

SBA servicing assets measured at fair value were $44,000 and $43,000 for the years ended 2021 and 2020, respectively. Changes in the fair values are recorded in other non-interest income in the income statement.

SBA servicing assets measured under the amortization method were zero and $27,000 for the years ended 2021 and 2020, respectively. Amortization expenses are included in other non-interest income in the income statement.

Table of  Contents
CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) seller/servicer. Servicing assets/liabilities are recognized as separate assets/liabilities as certain servicing requirements are retained. Servicing assets are amortized over the period of, estimated net servicing income. CWB uses Farmer Mac prepayment statistics in estimating the expected life of the loans. Management evaluates its servicing assets for impairment quarterly. Servicing assets are evaluated periodically for impairment based on the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis. The initial servicing asset and resulting gain or calculated based on the contractual net servicing fees. Farmer Mac servicing assets are valued based on the net servicing fee, estimated life of seven years, and discounted by the bank’s borrowing rate for 2021 and respective US Treasury 7-year rate at time of sale for 2020. Farmer Mac servicing assets measured under the amortization method were $1.6 million and $1.4 million for the years ended 2021 and 2020, respectively.

	Year Ended December 31,
SBA servicing assets measured at fair value	2021	2020
	(in thousands)
Balance, beginning of period	$43	$40
Additions	—	—
Amortization, net	—	—
Valuation adjustment	1	3
Balance, end of period	$44	$43

	Year Ended December 31,
SBA servicing assets measured under the amortization method	2021	2020
	(in thousands)
Balance, beginning of period	$27	$41
Additions	—	—
Amortization, net	(6)	(14)
Valuation adjustment	(21)	—
Balance, end of period	$—	$27

	Year Ended December 31,
Farmer Mac servicing assets measured under the amortization method	2021	2020
	(in thousands)
Balance, beginning of period	$1,391	$765
Additions	475	920
Amortization, net	(310)	(294)
Valuation adjustment	—	—
Balance, end of period	$1,556	$1,391

Total servicing assets, net	$1,600	1,461

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any are recognized through a valuation allowance by charges to lower of cost or fair value provision. Loans held for sale are mostly comprised of SBA and commercial agriculture. In 2015, the Company exited from originating single family residential loans for sale.The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2021, 2020 and 2019.

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

Table of  Contents
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

Guidance on Non-TDR Loan Modifications due to COVID-19:
On March 22, 2020, a statement was issued by banking regulators and titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) that passed on March 27, 2020 further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant. As of December 31, 2021, the outstanding balance of these deferred loans was $0.0.

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

Table of  Contents
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

Pass/Management Attention Risk – The loans in the three remaining pass categories range from minimal risk to moderate risk to management attention risk. Loans rated in the first two categories are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company. Loans in the minimal and moderate risk categories are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment. In the case of individuals, borrowers with this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment. An asset in the management attention risk category indicates that although the borrower meets the criteria for a rating of acceptable risk or better, the credit possesses an identified and elevated risk level that should be resolved in a short period of time.  Technical risks include, but are not limited to, inadequate or improperly executed documentation, which may be material, serious delays in the submission of financial reporting or covenant violations that are not indicative of a protracted trend.

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

Table of  Contents
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

Table of  Contents
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

Table of  Contents
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

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated income statements. The cash surrender value of the underlying policies was $9.8 million and $9.6 million as of December 31, 2021 and 2020, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

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

Table of  Contents
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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2021 or 2020. The estimated fair value amounts for December 31, 2021 and 2020 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

Table of  Contents
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

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  This update amends the accounting requirements for leases by requiring recognition of lease liabilities and related right-of-use assets on the balance sheet.  Lessees are required to recognize a lease liability measured on a discounted basis, which is the lessee’s right to use, or control the use of, a specified asset for the lease term.  We adopted Topic 842 using the modified retrospective approach.  We have recorded the cumulative effects on our balance sheet as of the effective date. As a result of the adoption, there was no impact on net income.  We recorded operating lease right-of-use assets of $8.4 million and lease liabilities of $8.4 million upon adoption. As of December 31, 2021, the operating lease right-of-use assets was $5.1 million and lease liabilities of $5.1 million. At adoption, we elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed us to carry forward the historical lease classifications.  Leases with a term of 12 months or less are not recorded on the balance sheet.  See Note 11, Leases for further information.

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

In March 2020, the FASB issued updated guidance codified within ASU-2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. As of December 31, 2021, the Company had $4.9 million of securities with rates tied to LIBOR and is currently evaluating the impact of the amended guidance and does not anticipate a material impact to the consolidated financial statements.

Table of  Contents
2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,476	$32	$—	$5,508
U.S. government agency collateralized mortgage obligations (“CMO”)	4,862	31	(10)	4,883
Other securities	9,250	102	(32)	9,320
Total	$19,588	$165	$(42)	$19,711

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$2,815	$159	$—	$2,974
Total	$2,815	$159	$—	$2,974

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$182	$—	$248
Total	$66	$182	$—	$248

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$6,501	$1	$(30)	$6,472
U.S. government agency collateralized mortgage obligations (“CMO”)	7,765	33	(13)	7,785
Other securities	3,000	53	(2)	3,051
Total	17,266	87	(45)	17,308

Securities held-to-maturity
U.S. government agency mortgage backed securities (“MBS”)	$4,586	$269	$(1)	$4,854
Total	$4,586	$269	$(1)	$4,854

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$83	$—	$149
Total	$66	$83	$—	$149

At December 31, 2021 and 2020, $13.2 million and $18.9 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The Company had no investment security sales in 2021 or 2020.

Table of  Contents
The maturity periods and weighted average yields of investment securities at December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$661	0.6%	$4,847	1.3%	$—	—	$5,508	1.2%
U.S. government agency CMO	—	—	3,905	0.5%	978	0.8%	—	—	4,883	0.6%
Other securities	—	—	9,320	3.7%	—	0.0%	—	—	9,320	3.7%
Total	$—	—	$13,886	2.7%	$5,825	1.2%	$—	—	$19,711	2.2%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,065	2.9%	$750	3.6%	$—	—	$2,815	3.1%
Total	$—	—	$2,065	2.9%	$750	3.6%	$—	—	$2,815	3.1%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$248	—
Total	$—	—	$—	—	$—	—	$—	—	$248	—

	December 31, 2020
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$784	0.6%	$5,688	1.7%	$—	—	$6,472	1.2%
U.S. government agency CMO	820	1.7%	5,832	0.6%	1,133	0.8%	—	0.0%	7,785	2.3%
Other securities	—	0.0%	3,051	4.8%	—	0.0%	—	0.0%	3,051	4.8%
Total	$820	—	$9,667	1.9%	$6,821	1.5%	$—	0.0%	$17,308	1.6%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$3,821	2.8%	$765	3.6%	$—	0.0%	$4,586	2.9%
Total	$—	—	$3,821	2.8%	$765	3.6%	$—	0.0%	$4,586	2.9%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$149	—
Total	$—	—	$—	—	$—	—	$—	—	$149	—

Table of  Contents
The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	December 31,
	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$—	$—	$817	$820
After one year through five years	13,786	13,886	9,594	9,667
After five years through ten years	5,802	5,825	6,855	6,821
After ten years	—	—	—	—
Farmer Mac class A stock	—	—	—	—
Total	$19,588	$19,711	$17,266	$17,308
Securities held to maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	2,065	2,137	3,821	3,965
After five years through ten years	750	837	765	889
After ten years	—	—	—	—
Total	$2,815	$2,974	$4,586	$4,854

Securities measured at fair value
Farmer Mac class A stock	$66	$248	$66	$149
Total	$66	$248	$66	$149

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities. Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$—	$—	$—	$—
U.S. government agency CMO	—	—	10	977	10	977
Other securities	32	2,968	—	—	32	2,968
Total	$32	$2,968	$10	$977	$42	$3,945
Securities held-to-maturity
U.S. Government-agency MBS	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$30	$784	$30	$784
U.S. government agency CMO	—	—	13	6,021	13	6,021
Other securities	2	1,498	—	—	2	1,498
Total	$2	$1,498	$43	$6,805	$45	$8,303
Securities held-to-maturity
U.S. Government-agency MBS	$1	$185	$—	$—	$1	$185
Total	$1	$185	$—	$—	$1	$185

Table of  Contents
As of December 31, 2021 and 2020, there were 4 and 13 securities, respectively, in an unrealized loss position. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2021 and 2020, management believes the impairments detailed in the table above are temporary and no other than temporary impairment loss has been realized in the Company’s consolidated income statements.
3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of December 31, 2021 and 2020, the Company had approximately $6.3 million and $8.3 million, respectively, of SBA loans included in loans held for sale. As of December 31, 2021 and 2020, the principal balance of SBA loans serviced for others was $2.7 million and $4.0 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock. The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of December 31, 2021 and 2020, the Company had $17.1 million and $22.9 million of USDA loans included in loans held for sale, respectively. As of December 31, 2021 and 2020, the principal balance of USDA loans serviced for others was $0.7 million and $1.9 million, respectively.
4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2021	2020
	(in thousands)
Manufactured housing	$297,363	$280,284
Commercial real estate	480,801	402,148
Commercial	55,287	57,933
SBA	23,659	73,131
HELOC	3,579	3,861
Single family real estate	8,749	10,490
Consumer	109	133
	869,547	827,980
Allowance for loan losses	(10,404)	(10,194)
Deferred fees, net	(838)	(1,583)
Discount on SBA loans	(34)	(49)
Total loans held for investment, net	$858,271	$816,154

Table of  Contents
The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$296,715	$342	$—	$—	$342	$306	$297,363	$—
Commercial real estate:
Commercial real estate	431,062	—	—	—	—	—	431,062	—
SBA 504 1st trust deed	16,961	—	—	—	—	—	16,961	—
Land	7,185	—	—	—	—	—	7,185	—
Construction	25,593	—	—	—	—	—	25,593	—
Commercial	55,287	—	—	—	—	—	55,287	—
SBA	23,296	223	139	—	362	1	23,659	—
HELOC	3,579	—	—	—	—	—	3,579	—
Single family real estate	8,491	—	—	—	—	258	8,749	—
Consumer	109	—	—	—	—	—	109	—
Total	$868,278	$565	$139	$—	$704	$565	$869,547	$—

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$277,873	$1,716	$81	$—	$1,797	$614	$280,284	$—
Commercial real estate:
Commercial real estate	360,345	—	—	—	—	—	360,345	—
SBA 504 1st trust deed	16,423	—	—	—	—	1,469	17,892	—
Land	6,528	—	—	—	—	—	6,528	—
Construction	17,383	—	—	—	—	—	17,383	—
Commercial	56,451	92	—	—	92	1,390	57,933	—
SBA	72,856	—	—	—	—	275	73,131	—
HELOC	3,861	—	—	—	—	—	3,861	—
Single family real estate	10,366	—	—	—	—	124	10,490	—
Consumer	133	—	—	—	—	—	133	—
Total	$822,219	$1,808	$81	$—	$1,889	$3,872	$827,980	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	$10,194	$8,717	$8,691
Charge-offs	(1)	—	(31)
Recoveries	392	254	222
Net recoveries	391	254	191
Provision (credit)	(181)	1,223	(165)
Ending balance	$10,404	$10,194	$8,717

As of December 31, 2021 and 2020, the Company had reserves for credit losses on undisbursed loans of $94,000 and $92,000 which were included in Other liabilities.

Table of  Contents
The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2021	(in thousands)
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	(1)	(1)
Recoveries	218	80	40	47	6	1	—	392
Net (charge-offs) recoveries	218	80	40	47	6	1	(1)	391
Provision (credit)	(224)	699	(496)	(143)	(13)	(4)	—	(181)
Ending balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404

2020
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	27	80	133	7	6	1	—	254
Net (charge-offs) recoveries	27	80	133	7	6	1	—	254
Provision (credit)	401	653	84	79	(8)	15	(1)	1,223
Ending balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194

2019
Beginning balance	$2,196	$5,028	$1,210	$79	$90	$88	$—	$8,691
Charge-offs	—	—	(31)	—	—	—	—	(31)
Recoveries	54	52	60	50	5	1	—	222
Net (charge-offs) recoveries	54	52	29	50	5	1	—	191
Provision (credit)	(66)	137	(77)	(97)	(68)	3	3	(165)
Ending balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717

Table of  Contents
The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Loans collectively evaluated for impairment	292,442	479,179	53,697	23,239	3,579	8,066	109	860,311
Total loans held for investment	$297,363	$480,801	$55,287	$23,659	$3,579	$8,749	$109	$869,547
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$683	$—	$4,745
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	—	—	4,491
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Loans collectively evaluated for impairment	292,442	479,179	53,697	23,239	3,579	8,066	109	860,311
Total loans held for investment	$297,363	$480,801	$55,287	$23,659	$3,579	$8,749	$109	$869,547
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	$210	$17	$—	$1	$—	$12	$—	$240
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	210	17	—	1	—	12	—	240
Loans collectively evaluated for impairment	2,396	6,712	923	21	18	93	1	10,164
Total loans held for investment	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404

Table of  Contents
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2020:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	2,294	1,468	1,504	292	—	1,860	—	7,418
Total loans individually evaluated for impairment	6,696	1,698	1,504	292	—	2,309	—	12,499
Loans collectively evaluated for impairment	273,588	400,450	56,429	72,839	3,861	8,181	133	815,481
Total loans held for investment	$280,284	$402,148	$57,933	$73,131	$3,861	$10,490	$133	$827,980
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,402	$230	$—	$—	$—	$449	$—	$5,081
Impaired loans with no allowance recorded	3,066	1,474	1,844	946	—	1,860	—	9,190
Total loans individually evaluated for impairment	7,468	1,704	1,844	946	—	2,309	—	14,271
Loans collectively evaluated for impairment	273,588	400,450	56,429	72,839	3,861	8,181	133	815,481
Total loans held for investment	$281,056	$402,154	$58,273	$73,785	$3,861	$10,490	$133	$829,752
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	$279	$16	$—	$—	$—	$16	$—	$311
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	279	16	—	—	—	16	—	311
Loans collectively evaluated for impairment	2,333	5,934	1,379	118	25	92	2	9,883
Total loans held for investment	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194

Included in impaired loans are $0.3 million and $0.7 million of loans guaranteed by government agencies at December 31, 2021 and 2020, respectively. A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2021 and 2020.

Table of  Contents
The following table presents impaired loans by class:

	December 31,
	2021	2020
	(in thousands)
Manufactured housing	$4,921	$6,696
Commercial real estate :
Commercial real estate	—	—
SBA 504 1st trust deed	1,622	1,698
Land	—	—
Construction	—	—
Commercial	1,590	1,504
SBA	420	292
HELOC	—	—
Single family real estate	683	2,309
Consumer	—	—
Total	$9,236	$12,499

The following table summarizes the average investment in impaired loans by class and the related interest income recognized:

	2021		2020		2019
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income

Manufactured housing	$5,816	$383	$7,483	$556	$9,171	$640
Commercial real estate:
Commercial real estate	—	—	67	—	104	—
SBA 504 1st	1,509	116	527	71	190	27
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1,506	100	1,660	7	5,491	164
SBA	421	27	335	1	970	32
HELOC	—	—	—	—	127	11
Single family real estate	1,606	34	2,279	123	2,451	127
Consumer	—	—	—	—	—	—
Total	$10,858	$660	$12,351	$758	$18,504	$1,001

The Company is not committed to lend significant additional funds on these impaired loans.

The following table reflects the recorded investment in certain types of loans at the periods indicated:

	December 31,
	2021	2020	2019
	(in thousands)
Nonaccrual loans	$565	$3,872	$2,679
SBA guaranteed portion of loans included above	$—	$207	$290

Troubled debt restructured loans, gross	$8,565	$11,141	$10,774
Loans 30 through 89 days past due with interest accruing	$704	$1,889	$1,947
Interest income recognized on impaired loans	$660	$758	$1,001
Foregone interest on nonaccrual and troubled debt restructured loans	$154	$254	$512
Allowance for loan losses to gross loans held for investment	1.20%	1.23%	1.19%

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

Table of  Contents
The following table presents the composition of nonaccrual loans by class of loans:

	December 31,
	2021	2020
	(in thousands)
Manufactured housing	$306	$614
Commercial real estate:
Commercial real estate	—	—
SBA 504 1st trust deed	—	1,469
Land	—	—
Construction	—	—
Commercial	—	1,390
SBA	1	275
HELOC	—	—
Single family real estate	258	124
Consumer	—	—
Total	$565	$3,872

Included in nonaccrual loans are $- million and $0.2 million of loans guaranteed by government agencies at December 31, 2021 and 2020, respectively.

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

The following tables present gross loans by risk rating:

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$295,810	$—	$1,553	$—	$297,363
Commercial real estate:
Commercial real estate	415,471	3,043	11,255	—	429,769
SBA 504 1st trust deed	14,646	—	2,315	—	16,961
Land	7,185	—	—	—	7,185
Construction	25,593	—	—	—	25,593
Commercial	50,372	26	2,265	—	52,663
SBA	1,891	—	114	—	2,005
HELOC	3,579	—	—	—	3,579
Single family real estate	8,487	—	262	—	8,749
Consumer	109	—	—	—	109
Total, net	$823,143	$3,069	$17,764	$—	$843,976
Government guarantee	23,610	—	1,961	—	25,571
Total	$846,753	$3,069	$19,725	$—	$869,547

Table of  Contents
	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$278,826	$—	$1,458	$—	$280,284
Commercial real estate:
Commercial real estate	340,391	6,265	12,362	—	359,018
SBA 504 1st trust deed	14,877	—	3,015	—	17,892
Land	6,528	—	—	—	6,528
Construction	15,344	—	2,039	—	17,383
Commercial	48,776	823	3,419	—	53,018
SBA	2,554	34	263	—	2,851
HELOC	3,861	—	—	—	3,861
Single family real estate	10,361	—	129	—	10,490
Consumer	133	—	—	—	133
Total, net	$721,651	$7,122	$22,685	$—	$751,458
Government guarantee	72,876	—	3,646	—	76,522
Total	$794,527	$7,122	$26,331	$—	$827,980

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

The following tables summarize the financial effects of TDR loans by class for the periods presented:

	For the Year Ended December 31, 2021
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$167	$167	$—	$—	$—
Commercial	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Total	1	$167	$167	$—	$—	$—

	For the December 31 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$56	$56	$56	$56	$1
Commercial	1	1,469	1,469	—	—	33
SBA	1	17	17	—	—	—
Total	7	$1,542	$1,542	$56	$56	$34

Table of  Contents
	For the December 31 2019
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$25	$25	$25	$25	$2
Commercial	—	—	—	—	—	—
SBA	1	48	48	48	—	—
Total	2	$73	$73	$73	$25	$2

The average rate concession was zero basis points and 100 basis points for the twelve months ended December 31, 2021 and 2020, respectively. The average term extension in months was 0 and 181 for the twelve months ended December 31, 2021 and 2020, respectively.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets. The Company had no TDR’s with payment defaults for the twelve months ended December 31, 2021 or 2020.

At December 31, 2021, there were no material loan commitments outstanding on TDR loans.

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

The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2021	2020
	(in thousands)
Balance, beginning	$2,989	$3,162
New loans	165	—
Repayments and other	(235)	(173)
Balance, ending	$2,919	$2,989

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2021 or 2020.

Unfunded loan commitments outstanding with related parties total approximately $0.6 million at December 31, 2021, and $0.8 million at December 31 2020.
5.	PREMISES AND EQUIPMENT

	Year Ended December 31,
	2021	2020
	(in thousands)
Bank premises and land	$3,959	$3,959
Furniture, fixtures and equipment	10,637	10,892
Leasehold improvements	4,986	4,986
Construction in progress	140	60
	19,722	19,897
Accumulated depreciation	(13,146)	(12,743)
Premises and equipment, net	$6,576	$7,154

Table of  Contents
Lease Obligations

The Company leases certain premises under non-cancelable operating leases expiring through 2028. The following is a schedule of future minimum rental payments under these leases at December 31, 2021:

(in thousands)
2022	$887
2023	813
2024	821
2025	768
2026	664
Thereafter	1,922
Total	$5,875

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.2 million, $1.2 million and $1.3 million is included in occupancy expenses for the years ended December 31, 2021, 2020 and 2019, respectively. Total depreciation expense of $0.8 million, $0.8 million, and $0.9 million is included in occupancy expenses for the each of the years ended December 31, 2021, 2020 and 2019, respectively.

6.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	December 31,
	2021	2020	2019
	(in thousands)
Balance, beginning of period	$2,614	$2,524	$—
Additions	136	106	3,401
Proceeds from dispositions	—	—	(844)
Gains (losses) on sale and valuation adjustments, net	(232)	(16)	(33)
Balance, end of period	$2,518	$2,614	$2,524

7.	INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2021	2020	2019
Current:	(in thousands)
Federal	$3,671	$2,874	$2,402
State	2,046	1,595	1,337
	5,717	4,469	3,739
Deferred:
Federal	(371)	(651)	(242)
State	(134)	(308)	(86)
	(505)	(959)	(328)
Total provision for income taxes	$5,212	$3,510	$3,411

The reconciliation between the statutory income tax rate and the Company’s effective tax rate follows:

	December 31,
	2021	2020	2019

Federal income tax at statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of federal benefit	8.6%	8.6%	8.6%
Other	(1.0)%	0.4%	0.4%
Tax law change	0.0%	0.0%	0.0%
Total provision for income taxes	28.6%	30.0%	30.0%

Table of  Contents
The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2021	2020
Deferred Tax Assets:	(in thousands)
Allowance for loan losses	$3,236	$3,147
Unrealized loss on AFS securities	—	—
Other	3,830	3,090
Total gross deferred tax assets	7,066	6,237
Deferred tax asset valuation allowance	—	—
Total deferred tax assets	7,066	6,237
Deferred Tax Liabilities:
Deferred state taxes	(359)	(330)
Depreciation	(566)	(609)
Unrealized gain on AFS securities	(57)	(33)
Other	(1,643)	(1,308)
Total deferred tax liabilities	(2,625)	(2,280)
Net deferred tax asset	$4,441	$3,957

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $4.4 million and $4.0 million at December 31, 2021 and December 31, 2020, respectively, are reported in the consolidated balance sheet as a component of total assets.

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

There was no valuation allowance on deferred tax assets at December 31, 2021 or December 31, 2020.

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

The Company is subject to income taxation in the United States and certain state jurisdictions. The Company’s federal and state income tax returns are filed on a consolidated basis. The Company is generally open to examination by tax authorities for the years 2016 and later. Although the Company is unable to determine the outcome under examination, it has evaluated whether there are any uncertain tax positions in accordance with ASC 740-10 and concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.

When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the Consolidated Financial Statements in the period in which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  As of December 31, 2021 and 2020, the Company does not have any uncertain tax positions.

Table of  Contents
8.	DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2021	2020
	(in thousands)
Non-interest bearing demand deposits	$209,893	$181,837
Interest-bearing deposits:
NOW accounts	39,289	35,414
Money market deposit account	498,219	362,687
Savings accounts	23,675	18,736
Time deposits of $250,000 or more	17,612	30,536
Other time deposits	161,443	136,975
Total deposits	$950,131	$766,185

Of the total deposits at December 31, 2021 $771.1 million may be immediately withdrawn. Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2022	$53,502
2023	39,828
2024	33,836
2025	9,235
2026	42,654
Thereafter	—
Total	$179,055

The Company through the bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) services, which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits. At December 31, 2021 and 2020, the Company had $6.5 million and $24.7 million, respectively, of reciprocal CDARS deposits. At December 31, 2021 and 2020, the Company had $93.3 million and $77.2 million, respectively, of ICS deposits.

The Company also accepts deposits from related parties which totaled $41.8 million at December 31, 2021, and $42.9 million at December 31, 2020.

9.	OTHER BORROWINGS

The following table summarizes the Company’s FHLB advances by maturity date:

	December 31,
	2021		2020
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
April 5, 2021	$—	—	$10,000	2.65%
May 10, 2021	—	—	5,000	2.44%
March 28, 2022	—	—	30,000	0.82%
March 28, 2022	—	—	15,000	0.69%
April 15, 2025	—	—	39,000	0.78%
April 15, 2025	—	—	6,000	0.76%
April 15, 2025	6,000	0.76%	—	—
April 15, 2025	39,000	0.78%	—	—
June 23, 2025	30,000	0.95%	—	—
June 23, 2025	15,000	0.92%	—	—
Total FHLB advances	$90,000		$105,000
Weighted average rate		0.86%		1.03%

Table of  Contents
The Company through the bank has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total FHLB advances were $90.0 million and $105.0 million at December 31, 2021 and 2020, respectively, borrowed at fixed rates. The Company also had $74.1 million of letters of credit with FHLB at December 31, 2021 to secure public funds. At December 31, 2021, the Company had pledged to the FHLB, $13.2 million of securities and $286.6 million of loans. At December 31, 2021, the Company had $44.5 million available for additional borrowing. At December 31, 2020, the Company had pledged to the FHLB, $18.9 million of securities and $304.7 million of loans. At December 31, 2020, CWB had $81.4 million available for additional borrowing. Total FHLB interest expense for the years ended December 31, 2021, 2020 and 2019 was $0.9 million, $1.4 million and $1.2 million, respectively.

Other Borrowing – The Company terminated its revolving line of credit for $5.0 with Pacific Premier Bank and opened a $5.0 million revolving line of credit with CalFirst Bank. The Company must maintain a deposit account with the lender. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%. At December 31, 2021 and 2020, the line of credit balance was zero.

Federal Reserve Bank –The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans for up to 28 days. There were no outstanding FRB advances as of December 31, 2021 and 2020. Available borrowing capacity was $119.0 million and $108.6 million as of December 31, 2021 and 2020, respectively.

Federal Funds Purchased Lines– The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of December 31, 2021 and 2020.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Commitments to extend credit	$85,238	$59,488
Standby letters of credit	17	51
Total	$85,255	$59,539

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans Held For Investment” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $94,000 and $92,000 as of December 31, 2021 and 2020, respectively. Changes to this liability are adjusted through other non-interest expense.

Table of  Contents
Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2021 and 2020, manufactured housing loans comprised 33.3% and 32.7%, respectively, of total loans. As of December 31, 2021 and 2020, commercial real estate loans accounted for approximately 53.9% and 46.9% of total loans, respectively. Approximately 27.8% and 28.9% of these commercial real estate loans were owner occupied at December 31, 2021 and 2020, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 53.7% and 53.8% at December 31, 2021 and 2020, respectively. The Company was within established policy limits at December 31, 2021 and 2020.

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

The Company has sold loans that are guaranteed or insured by government agencies for which the Company retained all servicing rights and responsibilities. The Company is required to perform certain monitoring functions in connection with these loans to preserve the guarantee by the government agency and prevent loss to the Company in the event of nonperformance by the borrower. Management believes that the Company is in compliance with these requirements. The outstanding balance of the loans serviced for others was approximately $146.1 million and $116.6 million at December 31, 2021 and 2020, respectively.

Salary Continuation

The Company has agreements with certain key officers, which provide for a monthly cash payment to the officers or beneficiaries in the event of death, disability or retirement, beginning in the month after the retirement date or death and extending for a period of fifteen years subject to vesting. The Company purchased life insurance policies of $8.1 million as an investment. The income from the policy investments will help fund this liability.

At December 31, 2021 and 2020, the Company had accrued salary continuation liability for these agreements of $1.2 million and $1.0 million, respectively. The cash surrender value of the life insurance policies was $9.8 million and $9.6 million at December 31, 2021 and December 31, 2020, respectively and is included in other assets.

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

Common Stock

During the years ended December 31, 2021 and 2020, the Company recorded $2.3 million and $1.7 million, respectively of dividends on common stock.

In 2021, the Board of Directors extended the repurchase program for $4.5 million until August 31, 2023. Under this program the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.75 per share. There were no shares repurchased in 2021 or 2020.

Table of  Contents
Equity Compensation Plans

The Company has two stock option plans available for option grants and restricted stock grants. Stock options granted in 2021 generally have a vesting period of 5 years and a contractual life of 10 years. The Company recognizes compensation cost for options ratably over the requisite service period for all awards. As of December 31, 2021, 402,066 options were available for future grant. As of December 31, 2021, there were 19,084 restricted shares granted, 5,000 shares of these were granted to the Board of Directors and vested immediately. All shares were granted at no cost to the grantee. At December 31, 2021, the Company had 14,084 restricted stock awards which were unvested. The Company had no outstanding restricted stock grants at December 31, 2020.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the options. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend rate assumption was the dividend yield at grant date. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2021, 2020 and 2019 are as follows:

	December 31,
	2021	2020	2019

Expected life in years	6.4	6.3	3.2
Risk-free interest rate	1.80%	0.66%	2.41%
Expected volatility	36.4%	24.2%	27.6%
Annual dividend yield	1.94%	2.54%	2.00%

A summary of option activity under the plan is presented below:

	Year ended December 31, 2021
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	731	$8.53
Granted (includes vested restricted stock awards)	165	10.20
Exercised	(172)	6.99
Forfeited or expired	(25)	9.93
Outstanding options, end of period	699	$9.18	6.4	$2,954
Options exercisable, end of period	411	$8.51	5.0	$2,013
Options expected to vest, end of period	632	$9.04	6.2	$2,765

	Year Ended December 31, 2020
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	731	$8.74
Granted	84	7.89
Exercised	(1)	6.78
Forfeited or expired	(83)	9.70
Outstanding options, end of period	731	$8.53	6.2	$764
Options exercisable, end of period	494	$7.93	5.5	$677
Options expected to vest, end of period	674	$8.42	6.1	$745

Table of  Contents
	Year Ended December 31, 2019
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	679	$8.32
Granted	126	10.19
Exercised	(39)	6.92
Forfeited or expired	(35)	7.81
Outstanding options, end of period	731	$8.74	6.9	$1,805
Options exercisable, end of period	394	$7.77	5.9	$1,337
Options expected to vest, end of period	644	$8.52	6.7	$1,721

As of December 31, 2021, 2020 and 2019, there was $0.6 million, $0.4 million and $0.6 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s plan. That cost is expected to be recognized over a weighted average period of 3.7 years, 3.0 years, and 3.0 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was $0.9 million, $1,000, and $0.1 million, respectively.

The following table summarizes the change in unvested stock option shares during the year ended December 31, 2021:

	Number of Option Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except per share data)
Unvested options, beginning of period	233	$2.88
Granted	160	3.72
Vested	(85)	3.07
Forfeited	(20)	2.68
Unvested options, end of period	288	$3.28

12.	CAPITAL REQUIREMENTS

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

In November 2019, the federal banking agencies jointly issued a final rule, which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio framework. The final rule was effective January 1, 2020. Under this framework, the bank would choose the option of using the community bank leverage ratio (CBLR).  In order to qualify, a community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules. The Company chose the CBLR option for calculation of its capital ratio in the first quarter of 2020. As of the fourth quarter 2021, the Company rescinded its CBLR election.

Table of  Contents
The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2021 and 2020. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)	Community Banking Leverage Ratio
December 31, 2021
CWB’s actual regulatory ratios	12.19%	11.02%	11.02%	8.56%	N/A
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	8.50%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)	Community Banking Leverage Ratio
December 31, 2020
CWB’s actual regulatory ratios	12.27%	11.02%	11.02%	9.29%	9.29%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%
Minimum capital requirements including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A	N/A

13.	REVENUE RECOGNITION

ASU No, 2014-09 “Revenue from Contracts with Customers” (Topic 606), requires recognition of revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  The majority of the Company’s revenue is from sources outside the scope of Topic 606.  Revenue from service charges and fees and interchange fees on credit and debit cards are within the scope of Topic 606.

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

Table of  Contents
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Twelve Months Ended December 31,
In-scope of Topic 606:	2021	2020	2019
Service charges on deposit accounts	$243	$298	$507
Exchange fees and other service charges	468	157	159
Non-interest income (in-scope of Topic 606)	711	455	666
Non-interest income (out-of-scope of Topic 606)	3,042	3,457	2,941
Total	$3,753	$3,912	$3,607

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2021 and December 31, 2020, the Company did not have any signficant contract balances.

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

As described in Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, effective January 1, 2019, we adopted Topic 842.  We have operating leases for office space.  Our office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  As part of the adoption, we elected the package of practical expedients permitted under the transition guidance, but not the hindsight practical expedient.  As of December 31, 2021 and 2020, the balance of the right-of-use assets was $5.1 million and $5.9 million, respectively, and the lease liabilities were $5.1 million and $6.0 million, respectively.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Twelve Months Ended December 31,
	2021	2020
Lease cost:	(in thousands)
Operating lease cost	1,000	1,072
Sublease income	—	—
Total lease cost	1,000	1,072

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	992	1,042
Weighted average remaining lease term in years - operating leases	8.17	8.76
Weighted average discount rate - operating leases	3.25%	3.23%

Table of  Contents
Future minimum operating lease payments:

	December 31,
	2021	2020
	(in thousands)
2021	$—	$992
2022	887	887
2023	813	813
2024	821	821
2025	768	768
2026	664	664
Thereafter	1,922	1,922
Total future minimum lease payments	$5,875	$6,867
Less remaining imputed interest	735	912
Total lease liabilities	$5,140	$5,955

15.	EMPLOYEE BENEFIT PLANS

401(k) Plan:

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer up to a maximum of $19,500 (for those under 50 years of age in 2021) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 3% of the participant’s eligible compensation. The Company’s total contribution was $0.3 million for the years ended December 31, 2021 and 2019, respectively. The Company’s total contribution was $0.4 million for the year ended December 31, 2020.

Deferred Compensation Plans:

A deferred compensation plan covers the executive officers. Under the plan, the Company pays each participant a percentage of their base salary plus interest. Vesting occurs at age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $0.2 million resulting in a deferred compensation liability of $2.0 million and $1.7 million as of the year-end 2021 and 2020, respectively.

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

Table of  Contents
The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$248	$—	$—	$248
Investment securities available-for-sale:
U.S. government agency notes	—	5,508	—	5,508
U.S. government agency collateralized mortgage obligations	—	4,883	—	4,883
Other securities	—	9,320	—	9,320
Interest only strips	—	—	15	15
Servicing assets	—	—	1,600	1,600
	$248	$19,711	$1,615	$21,574

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$149	$—	$—	$149
Investment securities available-for-sale:
U.S. government agency notes	—	6,472	—	6,472
U.S. government agency collateralized mortgage obligations	—	7,785	—	7,785
Other securities	—	3,051	—	3,051
Interest only strips	—	—	27	27
Servicing assets	—	—	1,461	1,461
	$149	$14,257	$1,488	$15,894

Market valuations of our investment securities which are classified as level 2 are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the fair value hierarchy, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values. One corporate security related to subordinated debt was determined to be considered Level 3, as it has not shown market value in the secondary market.

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

Table of  Contents
The following summarizes the fair value measurements of assets measured on a non-recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2021:
Impaired loans	$3,785	$—	$3,785	$—
Loans held for sale	23,408	—	23,408	—
Foreclosed real estate and repossessed assets	2,518	—	2,518	—
	$29,711	$—	$29,711	$—

As of December 31, 2020:
Impaired loans	$3,910	$—	$3,910	$—
Loans held for sale	34,383	—	34,383	—
Foreclosed real estate and repossessed assets	2,614	—	2,614	—
	$40,907	$—	$40,907	$—

The Company records certain loans at fair value on a non-recurring basis. When a loan is considered impaired an allowance for a loan loss is established. The fair value measurement and disclosure requirement applies to loans measured for impairment using the practical expedients method permitted by accounting guidance for impaired loans. Impaired loans are measured at an observable market price, if available or at the fair value of the loan’s collateral, if the loan is collateral dependent. The fair value of the loan’s collateral is determined by appraisals or independent valuation. When the fair value of the loan’s collateral is based on an observable market price or current appraised value, given the current real estate markets, the appraisals may contain a wide range of values and accordingly, the Company classifies the fair value of the impaired loans as a non-recurring valuation within Level 2 of the valuation hierarchy. For loans in which impairment is determined based on the net present value of cash flows, the Company classifies these as a recurring valuation within Level 3 of the valuation hierarchy.

Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price. As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy. At December 31, 2021 and 2020, the Company had loans held for sale with an aggregate carrying value of $23.4 million and $31.2 million, respectively.

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

Table of  Contents
The estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$208,375	$208,375	$—	$—	$208,375
FRB and FHLB stock	4,441	—	4,441	—	4,441
Investment securities	22,773	248	22,685	—	22,933
Loans, net	881,679	—	870,868	5,452	876,320
Financial liabilities:
Deposits	950,131	—	948,648	—	948,648
Other borrowings	90,000	—	88,409	—	88,409

	December 31, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$60,540	$60,540	$—	$—	$60,540
FRB and FHLB stock	4,633	—	4,633	—	4,633
Investment securities	22,043	149	22,162	—	22,311
Loans, net	847,383	—	845,302	8,278	853,580
Financial liabilities:
Deposits	766,185	—	765,565	—	765,565
Other borrowings	105,000	—	106,051	—	106,051

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in the net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2021, the Company’s interest rate risk profile was within Board-approved limits.

The Company’s subsidiary bank has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits. Such limits are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.

Fair value of commitments

Loan commitments on which the committed interest rates were less than the current market rate are insignificant at December 31, 2021 and 2020. The estimated fair value of standby letters of credit outstanding at December 31, 2021 and 2020 was also insignificant.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Year Ended December 31,
	2021	2020	2019
Unrealized holding gains (losses) on AFS	(in thousands)
Beginning balance	$35	$(78)	$(141)
Other comprehensive income before reclassifications	57	113	63
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	57	113	63
Ending Balance	$92	$35	$(78)

There were no reclassifications out of accumulated other comprehensive income for the years ended December 31, 2021, 2020 and 2019.

Table of  Contents

18.	PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets

	December 31,
	2021	2020
	(in thousands)
Assets:
Cash and cash equivalents (including interest-bearing deposits in other financial institutions)	$539	$73
Investment in subsidiary	100,642	88,913
Total loans	—	—
Other assets	198	169
Total assets	$101,379	$89,155

Liabilities and Stockholders’ Equity:
Other borrowings	$—	$—
Other liabilities	4	148
Total liabilities	4	148
Total stockholders’ equity	101,375	89,007
Total liabilities and stockholders’ equity	$101,379	$89,155

COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2021	2020	2019
	(in thousands)
Interest income	$—	$3	$227
Interest expense	17	296	111
Net interest expense	(17)	(293)	116
Provision for loan losses	—	—	(145)
Net interest income after provision for loan losses	(17)	(293)	261
Income from consolidated subsidiary	13,271	8,826	8,145
Total income	13,254	8,533	8,406
Total non-interest expenses	420	411	405
Income before income tax benefit	12,834	8,122	8,001
Income tax benefit	(267)	(123)	38
Net income	$13,101	$8,245	$7,963

Table of  Contents
COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2021	2020	2019
	(in thousands)
Cash Flows from Operating Activities:
Net income	$13,101	$8,245	$7,963
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income from subsidiary	(13,271)	(8,826)	(8,145)
Stock-based compensation	318	319	382
Changes in:
Other assets	41	(1)	72
Other liabilities	(215)	(185)	161
Net cash provided by (used in) operating activities	(26)	(448)	433
Cash Flows from Investing Activities:
Loan originations and principal collections, net	—	—	8,355
Net dividends from and investment in subsidiary	1,600	1,197	(534)
Net cash provided by (used in) investing activities	1,600	1,197	7,821
Cash Flows from Financing Activities:
Net increase (decrease) from other borrowings	—	—	(5,000)
Common stock dividends paid	(2,312)	(1,652)	(1,821)
Common stock repurchase	—	—	(1,030)
Proceeds from issuance of common stock	1,204	4	270
Net cash used in financing activities	(1,108)	(1,648)	(7,581)
Net (decrease) increase in cash and cash equivalents	466	(899)	673
Cash and cash equivalents at beginning of year	73	972	299
Cash and cash equivalents at end of year	$539	$73	$972

93
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2021, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the SEC under the Exchange Act.

Report on Management’s Assessment of Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 framework).  Management concluded that, based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

The Company’s management has also evaluated, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, whether there were any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021. Based upon this evaluation, the Company’s management has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of  Contents
This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only the management’s report in this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2022 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Such information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its directors, principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions and employees.  A copy of the code of ethics is available on the Company’s website at www.communitywest.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2022 Annual Meeting of Shareholders.  Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2022 Annual Meeting of Shareholders .  Such information is incorporated herein by reference.

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

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Table of  Contents
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 50

Consolidated Balance Sheets as of December 31, 2021 and 2020	Page 52

Consolidated Income Statements for the three years ended December 31, 2021, 2020 and 2019	Page 53

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021, 2020 and 2019	Page 54

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2021, 2020 and 2019	Page 55

Consolidated Statements of Cash Flows for the three years ended December 31, 2021, 2020 and 2019	Page 56

Notes to Consolidated Financial Statements	Page 57

(2)	Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

ITEM 16.	FORM 10-K SUMMARY

None

Table of  Contents
EXHIBITS

(3)	Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

3.3	Second Amended and Restated Articles of Incorporation (6)

3.4	Bylaws (1)

3.5	Certificate of Amendment of Bylaws (4)

4.1	Common Stock Certificate (2)

10.22*	Community West Bancshares 2006 Stock Option Plan (3)

10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (5)

10.38*	Salary Continuation Agreement, dated January 28, 2014, between Community West Bank and Martin E. Plourd. (6)

10.39*	Community West Bancshares 2014 Stock Option Plan and Form of Stock Option Agreement (7)

10.41*	Employment and Confidentiality Agreement, dated June 1, 2015, among Community West Bank, Community West Bancshares and William F. Filippin. (10)

10.44*	Employment and Confidentiality Agreement, dated April 1, 2017, among Community West Bank, Community West Bancshares and Susan C. Thompson. (8)

10.46	Amendment to the Community West Bancshares 2014 Stock Option Plan (9)

10.47*	Employment and Confidentiality Agreement, dated July 23, 2018 among Community West Bank and T. Joseph Stronks, (11)

10.49*	Salary Continuation Agreement, dated September 28, 2018, between Community West Bank and William Filippin (11)

10.50*	Salary Continuation Agreement, dated May 1, 2020, between Community West Bank and Timothy Stronks, (10)

21	Subsidiaries of the Registrant (5)

23.2	Consent of RSM US LLP**

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S. C. Section 1350 **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document***
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document***
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document***
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(2)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

Table of  Contents
(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007.

(5)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 3, 2011.

(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on January 29, 2014.

(7)	Incorporated by reference from Registrant’s Statement on Form S-8 (File No 333-201281) filed with the Commission on December 29, 2014.

(8)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and six months ended June 30, 2017 filed with the Commission on August 4, 2017.

(9)	Incorporated by reference from the Registrant’s Statement on Form S-8 (File No 323-218994) filed with the Commission on June 27, 2017.

(10)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2015 filed with the Commission on November 6, 2015.

(11)	Incorporated by reference from the Registrant's Form 10-Q for the quarter and nine months ended September 30, 2018 filed with the Commission on November 2, 2018.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

Table of  Contents
SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 29, 2022	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 29, 2022
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer and Director	March 29, 2022
Martin E. Plourd	(Principal Executive Officer)

/s/ Richard Pimentel	Executive Vice President and Chief Financial Officer	March 29, 2022
Richard Pimentel	(Principal Financial and Accounting Officer)

/s/ Robert H. Bartlein	Director	March 29, 2022
Robert H. Bartlein

/s/ Dana L. Boutain	Director	March 29, 2022
Dana L. Boutain

/s/ Suzanne M. Chadwick	Director	March 29, 2022
Suzanne M. Chadwick

/s/ Tom L. Dobyns	Director	March 29, 2022
Tom L. Dobyns

/s/ John D. Illgen	Director and Secretary of the Board	March 29, 2022
John D. Illgen

/s/ James W. Lokey	Director	March 29, 2022
James W. Lokey

/s/ Shereef Moharram	Director	March 29, 2022
Shereef Moharram

/s/ Christopher Raffo	Director	March 29, 2022
Christopher Raffo

/s/ Kirk B. Stovesand	Director	March 29, 2022
Kirk B. Stovesand

/s/ Celina L. Zacarias	Director	March 29, 2022
Celina L. Zacarias