Form 10-Q
period 2022-03-31
COMMUNITY WEST BANCSHARES /
filed 2022-05-13
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,682,779 as of April 29, 2022.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements	3
Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	3
Consolidated Income Statements for the three months ended March 31, 2022 and 2021 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (unaudited)	5
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2022 and 2021 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	47
Item 4 – Controls and Procedures	47

Part II. Other Information
Item 1 – Legal Proceedings	48
Item 1A – Risk Factors	48
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3 – Defaults Upon Senior Securities	48
Item 4 – Mine Safety Disclosures	48
Item 5 – Other Information	48
Item 6 – Exhibits	49

Signatures	50

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks and federal funds sold	$2,043	$1,621
Interest-earning demand deposits in other financial institutions	191,145	206,754
Cash and cash equivalents	193,188	208,375
Investment securities - available-for-sale, at fair value; amortized cost of $19,045 at March 31, 2022 and $19,588 at December 31, 2021	18,815	19,711
Investment securities - held-to-maturity, at amortized cost; fair value of $2,813 at March 31, 2022 and $2,974 at December 31, 2021	2,771	2,815
Investment securities - measured at fair value; amortized cost of $66 at March 31, 2022 and December 31, 2021.	219	248
Federal Home Loan Bank stock, at cost	3,068	3,068
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	24,193	23,408
Held for investment, net of allowance for loan losses of $10,547 at March 31, 2022 and $10,404 at December 31, 2021	855,568	858,271
Total loans	879,761	881,679
Other assets acquired through foreclosure, net	2,389	2,518
Premises and equipment, net	6,466	6,576
Other assets	28,553	30,689
Total assets	$1,136,603	$1,157,052
Liabilities:
Deposits:
Non-interest-bearing demand	$226,073	$209,893
Interest-bearing demand	504,209	537,508
Savings	24,239	23,675
Certificates of deposit ($250,000 or more)	13,197	17,612
Other certificates of deposit	158,022	161,443
Total deposits	925,740	950,131
Borrowings	90,000	90,000
Other liabilities	16,035	15,546
Total liabilities	1,031,775	1,055,677

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,682,363 shares issued and outstanding at March 31, 2022 and 8,650,166 at December 31, 2021	44,780	44,431
Retained earnings	60,206	56,852
Accumulated other comprehensive (loss) income	(158)	92
Total stockholders’ equity	104,828	101,375
Total liabilities and stockholders’ equity	$1,136,603	$1,157,052

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$11,194	$10,856
Investment securities and other	306	199
Total interest income	11,500	11,055
Interest expense:
Deposits	570	742
Other borrowings	194	271
Total interest expense	764	1,013
Net interest income	10,736	10,042
(Credit) provision for loan losses	(284)	(173)
Net interest income after provision for loan losses	11,020	10,215
Non-interest income:
Other loan fees	246	313
Gains from loan sales, net	60	118
Document processing fees	101	106
Service charges	88	67
Other	796	293
Total non-interest income	1,291	897
Non-interest expenses:
Salaries and employee benefits	4,865	4,565
Occupancy, net	997	779
Professional services	399	340
Data processing	310	340
Depreciation	183	205
FDIC assessment	171	91
Advertising and marketing	258	183
Stock based compensation	92	68
Other	(304)	289
Total non-interest expenses	6,971	6,860
Income before provision for income taxes	5,340	4,252
Provision for income taxes	1,380	1,231
Net income	$3,960	$3,021
Earnings per share:
Basic	$0.46	$0.36
Diluted	$0.45	$0.35
Weighted average number of common shares outstanding:
Basic	8,662	8,495
Diluted	8,849	8,615
Dividends declared per common share	$0.070	$0.060

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$3,960	$3,021
Other comprehensive (loss), net:
Unrealized (loss) on securities available-for-sale (AFS), net (tax effect of $104 and $19 for each respective period presented)	(250)	(45)
Net other comprehensive (loss)	(250)	(45)
Comprehensive income	$3,710	$2,976

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended March 31, 2022	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2021:	8,650	$44,431	$92	$56,852	$101,375
Net income	—	—	—	3,960	3,960
Exercise of stock options	32	276	—	—	276
Stock based compensation	—	73	—	—	73
Dividends on common stock	—	—	—	(606)	(606)
Other comprehensive (loss), net	—	—	(250)	—	(250)
Balance, March 31, 2022	8,682	$44,780	$(158)	$60,206	$104,828

Three Months Ended March 31, 2021	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2020:	8,473	$42,909	$35	$46,063	$89,007
Net income	—	—	—	3,021	3,021
Exercise of stock options	51	250	—	—	250
Stock based compensation	—	68	—	—	68
Dividends on common stock	—	—	—	(510)	(510)
Other comprehensive (loss), net	—	—	(45)	—	(45)
Balance, March 31, 2021	8,524	$43,227	$(10)	$48,574	$91,791

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$3,960	$3,021
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	(284)	(173)
Depreciation	183	205
Stock based compensation	92	68
Deferred income taxes	153	30
Net accretion of discounts and premiums for investment securities	6	24
(Gains) Losses on:
Sale of repossessed assets,	(11)	—
Sale of loans, net	(60)	(118)
Loans originated for sale, net of collection on loans held for sale	(785)	1,462
Changes in:
Investment securities held at fair value	29	(52)
Other assets	1,740	130
Other liabilities	783	1,691
Servicing assets, net	35	(24)
Net cash provided by operating activities	5,841	6,264
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	536	1,146
Purchase of available-for-sale securities	—	(1,500)
Principal pay downs and maturities of held-to-maturity securities	43	791
Loan originations and principal collections, net	3,047	(31,539)
Purchase of premises and equipment, net	(73)	(43)
Proceeds from sale of other real estate owned and repossessed assets, net	140	—
Net cash provided by (used in) investing activities	3,693	(31,145)
Cash flows from financing activities:
Net increase (decrease) in deposits	(24,391)	38,336
Exercise of stock options	276	250
Cash dividends paid on common stock	(606)	(510)
Net cash (used in) provided by financing activities	(24,721)	38,076
Net (decrease) increase cash and cash equivalents	(15,187)	13,195
Cash and cash equivalents at beginning of period	208,375	60,540
Cash and cash equivalents at end of period	$193,188	$73,735
Supplemental disclosure:
Cash paid during the period for:
Interest	$786	$1,016
Income Taxes	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	—	136

See the accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full-service banking through its wholly-owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”) which includes 445 Pine, LLC, the Bank’s wholly-owned limited liability corporation. Unless indicated otherwise or unless the context suggests otherwise, these entities are referred to herein collectively and on a consolidated basis as the “Company.”

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2022 and for the three month period ended March 31, 2022 and 2021, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2021 and for the three months ended March 31, 2021 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture and Small Business Association (“SBA”).  The Company did not incur any lower of cost or fair value provision in the three months ended March 31, 2022 and 2021.

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
•
The value of the underlying collateral net of selling costs.  Selling costs are estimated based on industry standards, the Company’s actual experience or actual costs incurred as appropriate.  When evaluating real estate collateral, the Company typically uses appraisals or valuations, no more than twelve months old at time of evaluation.  When evaluating non-real estate collateral securing the loan, the Company will use financial statements prepared by an accountant or appraisals no more than twelve months old at time of evaluation.  Additionally, for both real estate and non-real estate collateral, the Company may use other sources to determine value as deemed appropriate.

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

As with outstanding loans, the Company applies qualitative factors to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations.  The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is included in other expense on the consolidated income statements.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued updated guidance codified within ASU-2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2023. The Company has formed a subcommittee of its allowance for loan losses committee which is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting. In addition, the Company has analyzed its historical data and is running parallel calculations under different methods in order to refine its final methodology.

In March 2020, the FASB issued updated guidance codified within ASU-2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. The Company has limited exposure with $4.6 million of securities tied to LIBOR and $2.2 million of loans tied to LIBOR at March 31, 2022. The Company is currently evaluating the impact of the amended guidance. The adoption of this standard is not anticipated to have a material impact on the Company’s Consolidated Financial Statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) eliminates the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty that assess whether a modification has created a new loan. Additionally, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted ASC 326, the amendments in the ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The impact of ASU 2022-02 should be applied prospectively, or, for the recognition and measurement of TDRs, with a modified retrospective transition method. The Company is in the process of evaluating this guidance.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,303	$31	$—	$5,334
U.S. government agency collateralized mortgage obligations (“CMO”)	4,492	11	(14)	4,489
Corporate debt securities	9,250	31	(289)	8,992
Total	$19,045	$73	$(303)	$18,815

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$2,771	$60	$(18)	$2,813
Total	$2,771	$60	$(18)	$2,813

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$153	$—	$219
Total	$66	$153	$—	$219

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,476	$32	$—	$5,508
U.S. government agency collateralized mortgage obligations (“CMO”)	4,862	31	(10)	4,883
Corporate debt securities	9,250	102	(32)	9,320
Total	$19,588	$165	$(42)	$19,711

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$2,815	$159	$—	$2,974
Total	$2,815	$159	$—	$2,974

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$182	$—	$248
Total	$66	$182	$—	$248

At March 31, 2022 and December 31, 2021, $12.6 million and $13.2 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities at the period ends indicated were as follows:

	March 31, 2022
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$601	0.6%	$4,733	1.3%	$—	—	$5,334	1.2%
U.S. government agency CMO	—	—	1,045	0.7%	2,747	0.8%	697	1.2%	4,489	0.9%
Corporate debt securities	—	—	8,992	3.7%	—	0.0%	—	—	8,992	3.7%
Total	$—	—	$10,638	3.2%	$7,480	1.1%	$697	1.2%	$18,815	2.3%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$1,170	2.9%	$1,601	3.2%	$—	—	$2,771	3.0%
Total	$—	—	$1,170	2.9%	$1,601	3.2%	$—	—	$2,771	3.0%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$219	—
Total	$—	—	$—	—	$—	—	$—	—	$219	—

	December 31, 2021
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$661	0.6%	$4,847	1.3%	$—	—	$5,508	1.2%
U.S. government agency CMO	—	—	3,905	0.5%	978	0.8%	—	—	4,883	0.6%
Corporate debt securities	—	—	9,320	3.7%	—	0.0%	—	—	9,320	3.7%
Total	$—	—	$13,886	2.7%	$5,825	1.2%	$—	—	$19,711	2.2%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,065	2.9%	$750	3.6%	$—	—	$2,815	3.1%
Total	$—	—	$2,065	2.9%	$750	3.6%	$—	—	$2,815	3.1%

Securities measured at fair value
Farmer Mac class A stock	$—	—	$—	—	$—	—	$—	—	$248	—
Total	$—	—	$—	—	$—	—	$—	—	$248	—

The amortized cost and fair value of investment securities maturities by the periods presented were as shown below:

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$—	$—	$—	$—
After one year through five years	10,892	10,638	13,786	13,886
After five years through ten years	7,446	7,480	5,802	5,825
After ten years	707	697	—	—
Total	$19,045	$18,815	$19,588	$19,711

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	1,170	1,196	2,065	2,137
After five years through ten years	1,601	1,617	750	837
After ten years	—	—	—	—
Total	$2,771	$2,813	$2,815	$2,974

Securities measured at fair value
Farmer Mac class A stock	$66	$219	$66	$248
Total	$66	$219	$66	$248

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	March 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$—	$—	$—	$—
U.S. government agency CMO	4	1,896	10	697	14	2,593
Corporate debt securities	289	7,461	—	—	289	7,461
Total	$293	$9,357	$10	$697	$303	$10,054

Securities held-to-maturity
U.S. government agency MBS	$18	$874	$—	$—	$18	$874
Total	$18	$874	$—	$—	$18	$874

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$—	$—	$—	$—
U.S. government agency CMO	—	—	10	977	10	977
Corporate debt securities	32	2,968	—	—	32	2,968
Total	$32	$2,968	$10	$977	$42	$3,945

Securities held-to-maturity
U.S. government agency MBS	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Securities measured at fair value
Farmer Mac class A stock	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of March 31, 2022 and December 31, 2021, there were 17 and 4 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2022 and December 31, 2021, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE

SBA and Agriculture Loans

As of March 31, 2022 and December 31, 2021, the Company had approximately $6.3 million of SBA loans included in loans held for sale.  As of March 31, 2022 and December 31, 2021, the principal balance of SBA loans serviced for others was $2.5 million and $2.7 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock.  The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program.

As of March 31, 2022 and December 31, 2021, the Company had $17.9 million and $17.1 million of USDA loans included in loans held for sale, respectively. As of March 31, 2022 and December 31, 2021, the principal balance of USDA loans serviced for others was $0.7 million.

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Manufactured housing	$299,969	$297,363
Commercial real estate	492,181	480,801
Commercial	52,603	55,287
SBA	9,623	23,659
HELOC	3,475	3,579
Single family real estate	8,896	8,749
Consumer	31	109
	866,778	869,547
Allowance for loan losses	(10,547)	(10,404)
Deferred fees, net	(546)	(838)
Discount on SBA loans	(33)	(34)
Other loans in process	(84)	—
Total loans held for investment, net	$855,568	$858,271

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	March 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$299,257	$426	$—	$—	$426	$286	$299,969	$—
Commercial real estate:
Commercial real estate	434,468	1,190	—	—	1,190	—	435,658	—
SBA 504 1st trust deed	14,087	—	—	—	—	—	14,087	—
Land	8,650	—	—	—	—	—	8,650	—
Construction	33,786	—	—	—	—	—	33,786	—
Commercial	52,409	194	—	—	194	—	52,603	—
SBA	9,390	232	—	—	232	1	9,623	—
HELOC	3,475	—	—	—	—	—	3,475	—
Single family real estate	8,647	—	—	—	—	249	8,896	—
Consumer	31	—	—	—	—	—	31	—
Total	$864,200	$2,042	$—	$—	$2,042	$536	$866,778	$—

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$296,715	$342	$—	$—	$342	$306	$297,363	$—
Commercial real estate:
Commercial real estate	431,062	—	—	—	—	—	431,062	—
SBA 504 1st trust deed	16,961	—	—	—	—	—	16,961	—
Land	7,185	—	—	—	—	—	7,185	—
Construction	25,593	—	—	—	—	—	25,593	—
Commercial	55,287	—	—	—	—	—	55,287	—
SBA	23,296	223	139	—	362	1	23,659	—
HELOC	3,579	—	—	—	—	—	3,579	—
Single family real estate	8,491	—	—	—	—	258	8,749	—
Consumer	109	—	—	—	—	—	109	—
Total	$868,278	$565	$139	$—	$704	$565	$869,547	$—

Allowance for Loan Losses

The following table summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$10,404	$10,194
Charge-offs	—	—
Recoveries	427	212
Net recoveries	427	212
Provision (credit)	(284)	(173)
Ending balance	$10,547	$10,233

As of March 31, 2022 and December 31, 2021, the Company had reserves for credit losses on undisbursed loans of $89,000 and $94,000, respectively, which were included in other liabilities.

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended March 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2022	(in thousands)
Beginning balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	167	231	2	—	—	427
Net recoveries	7	20	167	231	2	—	—	427
Provision (credit)	1,145	(703)	(510)	(231)	15	—	—	(284)
Ending balance	$3,758	$6,046	$580	$22	$35	$105	$1	$10,547

2021
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	139	20	10	41	2	—	—	212
Net recoveries	139	20	10	41	2	—	—	212
Provision (credit)	(128)	250	(281)	(29)	(2)	18	(1)	(173)
Ending balance	$2,623	$6,220	$1,108	$130	$25	$126	$1	$10,233

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of March 31, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,356	$217	$80	$186	$—	$419	$—	$4,258
Impaired loans with no allowance recorded	1,312	—	1,456	220	—	249	—	3,237
Total loans individually evaluated for impairment	4,668	217	1,536	406	—	668	—	7,495
Loans collectively evaluated for impairment	295,301	491,964	51,067	9,217	3,475	8,228	31	859,283
Total loans held for investment	$299,969	$492,181	$52,603	$9,623	$3,475	$8,896	$31	$866,778
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,356	$217	$80	$186	$—	$419	$—	$4,258
Impaired loans with no allowance recorded	1,312	—	1,456	220	—	249	—	3,237
Total loans individually evaluated for impairment	4,668	217	1,536	406	—	668	—	7,495
Loans collectively evaluated for impairment	295,301	491,964	51,067	9,217	3,475	8,228	31	859,283
Total loans held for investment	$299,969	$492,181	$52,603	$9,623	$3,475	$8,896	$31	$866,778
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$194	$17	$—	$1	$—	$12	$—	$224
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	194	17	—	1	—	12	—	224
Loans collectively evaluated for impairment	3,564	6,029	580	21	35	93	1	10,323
Total loans held for investment	$3,758	$6,046	$580	$22	$35	$105	$1	$10,547

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Loans collectively evaluated for impairment	292,442	479,179	53,697	23,239	3,579	8,066	109	860,311
Total loans held for investment	$297,363	$480,801	$55,287	$23,659	$3,579	$8,749	$109	$869,547
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$683	$—	$4,745
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	—	—	4,491
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Loans collectively evaluated for impairment	292,442	479,179	53,697	23,239	3,579	8,066	109	860,311
Total loans held for investment	$297,363	$480,801	$55,287	$23,659	$3,579	$8,749	$109	$869,547
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$210	$17	$—	$1	$—	$12	$—	$240
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	210	17	—	1	—	12	—	240
Loans collectively evaluated for impairment	2,396	6,712	923	21	18	93	1	10,164
Total loans held for investment	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance. The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

The following table summarizes impaired loans by class of loans:

	March 31, 2022	December 31, 2021
	(in thousands)
Manufactured housing	$4,668	$4,921
Commercial real estate:
Commercial real estate	—	—
SBA 504 1st trust deed	217	1,622
Land	—	—
Construction	—	—
Commercial	1,536	1,590
SBA	406	420
HELOC	—	—
Single family real estate	668	683
Consumer	—	—
Total	$7,495	$9,236

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended March 31,
	2022		2021
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$4,869	$85	$6,311	$113
Commercial real estate:
Commercial real estate	—	—	—	—
SBA 504 1st trust deed	1,146	4	1,666	38
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,556	21	1,636	27
SBA	308	6	353	4
HELOC	—	—	—	—
Single family real estate	584	7	2,286	28
Consumer	—	—	—	—
Total	$8,463	$123	$12,252	$210

Had interest income been recognized on impaired loans using the cash basis of accounting, interest income would have not  been materially different than the actual amounts recorded for the three month periods ended March 31, 2022, and 2021.

The Company is not committed to lend additional funds on these impaired loans.

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended March 31, 2022 and 2021, was $10,000 and $0.1 million, respectively.

The following table presents the composition of nonaccrual loans by class of loans:

	March 31, 2022	December 31, 2021
	(in thousands)
Manufactured housing	$286	$306
Commercial real estate:
Commercial real estate	—	—
SBA 504 1st trust deed	—	—
Land	—	—
Construction	—	—
Commercial	—	—
SBA	1	1
HELOC	—	—
Single family real estate	249	258
Consumer	—	—
Total	$536	$565

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

The following tables present gross loans by risk rating:

	March 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$298,452	$—	$1,517	$—	$299,969
Commercial real estate:
Commercial real estate	409,852	19,767	6,039	—	435,658
SBA 504 1st trust deed	13,201	—	886	—	14,087
Land	8,650	—	—	—	8,650
Construction	32,092	1,694	—	—	33,786
Commercial	48,107	1,008	3,488	—	52,603
SBA	9,414	—	209	—	9,623
HELOC	3,475	—	—	—	3,475
Single family real estate	8,642	—	254	—	8,896
Consumer	31	—	—	—	31
Total, net	831,916	22,469	12,393	—	866,778
Government guarantee	—	—	—	—	—
Total	$831,916	$22,469	$12,393	$—	$866,778

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$295,810	$—	$1,553	$—	$297,363
Commercial real estate:
Commercial real estate	415,471	3,043	11,255	—	429,769
SBA 504 1st trust deed	14,646	—	2,315	—	16,961
Land	7,185	—	—	—	7,185
Construction	25,593	—	—	—	25,593
Commercial	50,372	26	2,265	—	52,663
SBA	1,891	—	114	—	2,005
HELOC	3,579	—	—	—	3,579
Single family real estate	8,487	—	262	—	8,749
Consumer	109	—	—	—	109
Total, net	823,143	3,069	17,764	$—	843,976
Government guarantee	23,610	—	1,961	—	25,571
Total	$846,753	$3,069	$19,725	$—	$869,547

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

There were no new TDRs for the three months ended March 31, 2022 and 2021.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments, or the collateral is transferred to repossessed assets.  The Company had no TDRs with payment defaults for the three months ended March 31, 2022 or 2021.

At March 31, 2022 there were no material loan commitments outstanding on TDRs.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$2,518	$2,614
Additions	—	136
Proceeds from dispositions	(140)	—
Gain (loss) on foreclosed assets, net	11	(178)
Third-party portion of write-down/loss	—	—
Balance, end of period	$2,389	$2,572

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  When market assumptions are not available, ASC 820 requires the Company to make assumptions regarding the assumptions that market participants would use to estimate the fair value of the financial instrument at the measurement date.

FASB ASC 825, Financial Instruments (“ASC 825”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2022 and December 31, 2021.  The estimated fair value amounts for March 31, 2022 and December 31, 2021 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$219	$—	$—	$219
Investment securities available-for-sale
U.S. government agency notes	—	5,334	—	5,334
U.S. government agency collateralized mortgage obligations	—	4,489	—	4,489
Corporate debt securities	—	8,992	—	8,992
Interest only strips	—	—	14	14
Servicing assets	—	—	1,565	1,565
Total	$219	$18,815	$1,579	$20,613

The change in Level 3 assets measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended March 31,
	2022	2021
Servicing Assets:	(in thousands)
Balance, beginning of period	$1,600	$1,461
Additions	60	118
Amortization, net	(95)	(79)
Valuation adjustment	—	(15)
Balance, end of period	$1,565	$1,485

The following table summarizes assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$248	$—	$—	$248
Investment securities available-for-sale
U.S. government agency note	—	5,508	—	5,508
U.S. government agency collateralized mortgage obligations	—	4,883	—	4,883
Corporate debt securities	—	9,320	—	9,320
Interest only strips	—	—	15	15
Servicing assets	—	—	1,600	1,600
Total	$248	$19,711	$1,615	$21,574

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

The Company had elected to use the amortization method for the treatment of servicing assets and had measured for impairment on a periodic basis through a discounted cash flow analysis prepared by an independent third-party using industry prepayment speeds.  In connection with the sale of certain SBA and USDA loans, the Company recorded servicing assets and elected to measure those assets at fair value in accordance with ASC 825-10.  Significant assumptions in the valuation of servicing assets include estimated loan repayment rates, the discount rate, and servicing costs, among others.  Servicing assets are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, foreclosed real estate, and repossessed assets and certain loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2022:
Impaired loans	$2,273	$—	$2,273	$—
Loans held for sale	24,193	—	24,193	—
Foreclosed real estate and repossessed assets	2,389	—	2,389	—
Total	$28,855	$—	$28,855	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2021:
Impaired loans	$3,785	$—	$3,785	$—
Loans held for sale	23,408	—	23,408	—
Foreclosed real estate and repossessed assets	2,518	—	2,518	—
Total	$29,711	$—	$29,711	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$193,188	$193,188	$—	$—	$193,188
FRB and FHLB stock	4,441	—	4,441	—	4,441
Investment securities	21,805	219	21,628	—	21,847
Loans, net	879,761	—	859,923	5,222	865,146
Financial liabilities:
Deposits	925,740	—	924,800	—	924,800
Other borrowings	90,000	—	85,401	—	85,401

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$208,375	$208,375	$—	$—	$208,375
FRB and FHLB stock	4,441	—	4,441	—	4,441
Investment securities	22,773	248	22,685	—	22,933
Loans, net	881,679	—	870,868	5,452	876,320
Financial liabilities:
Deposits	950,131	—	948,648	—	948,648
Other borrowings	90,000	—	88,409	—	88,409

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed-upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2022 and December 31, 2021, the Company had loans held for sale with an aggregate carrying value of $24.2 million and $23.4 million, respectively.

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

Deposits

The amount payable on demand at report date is used to estimate the fair value of demand and savings deposits. The estimated fair values of fixed-rate time deposits are determined by discounting the cash flows of segments of deposits that have similar maturities and rates, utilizing a discount rate that approximates the prevailing rates offered to depositors as of the measurement date.  The fair value measurement of deposit liabilities is categorized as Level 2 in the fair value hierarchy.

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

There were $0 standby letters of credit outstanding at March 31, 2022 and $18,000 at December 31, 2021.  Unfunded loan commitments at March 31, 2022 and December 31, 2021 were $77.5 million and $85.2 million, respectively.

7.	BORROWINGS

Federal Home Loan Bank Advances – The Company through the Bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $90.0 million and $90.0 million at March 31, 2022 and December 31, 2021, respectively, borrowed at fixed rates.  The Company also had $77.4 million of letters of credit with FHLB at March 31, 2022 to secure public funds.  At March 31, 2022, CWB had pledged to the FHLB $12.6 million of securities and $273.7 million of loans.  At March 31, 2022, CWB had $25.7 million available for additional borrowing.  At December 31, 2021, CWB had pledged to the FHLB $13.2 million of securities and $286.6 million of loans.  At December 31, 2021, CWB had $44.5 million available for additional borrowing. Total FHLB interest expense for the three months ended March 31, 2022 and March 31, 2021 was $0.2 million and $0.3 million, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  At March 31, 2022 and December 31, 2021, there were $257.8 million and $259.5 , respectively of loans pledged to the FRB.  There were no outstanding FRB advances as of March 31, 2022 and December 31, 2021.  Available borrowing capacity was $102.2 million and $119.0 million as of March 31, 2022 and December 31, 2021, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of March 31, 2022 and December 31, 2021.

Line of Credit - In September of 2021, the Company entered into an unsecured line of credit agreement for up to $5.0 million at Prime + 0.25%.  The Company must maintain a compensating deposit with the lender of $1,000,000. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%.  As of March 31, 2022  and December 31, 2021, there was no outstanding balance on the revolving line of credit.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended March 31,
	2022	2021
	Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$92	$35
Other comprehensive (loss) income before reclassifications	(250)	(45)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive (loss) income	(250)	(45)
Ending Balance	$(158)	$(10)

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2023.  Under this program the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.75 per share.  There were no common stock shares repurchased under this program during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022 and 2021, the Company paid common stock dividends of $0.6 million and $0.5 million, respectively.

9.	CAPITAL REQUIREMENT

CWB is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a material effect on the Company’s business and financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CWB must meet specific capital guidelines that involve quantitative measures of  its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

In 2019, the federal banking agencies jointly issued a final rule, which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio framework. Under this framework, the bank would choose the option of using the community bank leverage ratio (CBLR).  A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules. As of the fourth quarter 2021, the Company rescinded its CBLR election.

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2022 and December 31, 2021.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
March 31, 2022
CWB’s actual regulatory ratios	12.49%	11.32%	11.32%	8.88%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2021
CWB’s actual regulatory ratios	12.19%	11.02%	11.02%	8.56%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

There are no conditions or events since March 31, 2022 that management believes have changed the Company’s or the Bank’s risk-based capital category.

10.	REVENUE RECOGNITION

Accounting Standards Codification (ASC) Topic 606 requires recognition of revenue at an amount that reflets the consideration to which the Company expects to be entitled to in exchange for transferring goods or services to a customer.  The majority of the Company’s revenue is from sources outside the scope of Topic 606.  Revenue from service charges and fees and interchange fees on credit and debit cards are within the scope of Topic 606.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended March 31,
	2022	2021
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$70	$53
Exchange fees and other service charges	118	103
Non-interest income (in-scope of Topic 606)	188	156
Non-interest income (out-of-scope of Topic 606)	1,103	741
Total	$1,291	$897

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2022 and December 31, 2021, the Company did not have any signficant contract balances.

11.	LEASES

The Company has operating leases for office space. The Company’s office leases are typically for terms of between 2 and 10 years. Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right-of-use asset until after exercise of the renewal option. As of March 31, 2022 and December 31, 2021, the balance of the right-of-use assets was $4.9 million and $5.1 million, respectively, and the balance of lease liabilities were $4.9 million and $5.1 million, respectively. The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying Consolidated Balance Sheets.

	Three Months Ended March 31,
	2022	2021
Lease cost:	(in thousands)
Operating lease cost	$250	$250
Sublease income	—	—
Total lease cost	$250	$250

Other information
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	249	248
Weighted average remaining lease term - operating leases	8.04 years	8.61 years
Weighted average discount rate - operating leases	3.26%	3.23%

Future minimum operating lease payments:

	March 31,
	2022	2021
	(in thousands)
2021	$—	$744
2022	638	887
2023	813	813
2024	821	821
2025	768	768
2026	664	664
Thereafter	1,922	1,922
Total future minimum lease payments	$5,626	$6,619
Less remaining imputed interest	694	866
Total lease liabilities	$4,932	$5,753

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity.  It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the other financial information appearing elsewhere in this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this “Form 10-Q”) contains certain forward-looking statements about the Company and the Bank that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about future financial and operational results, expectations, or intentions are forward-looking statements.  Such statements reflect management’s current views of future events and operations.  These forward-looking statements are based on information currently available to the Company as of the date of this Form 10-Q.  It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control including, but not limited to, risks from the ongoing COVID-19 pandemic; wars and international conflicts including the current military actions involving the Russian Federation and Ukraine; the strength of the United States economy in general and of the local economies in which we conduct operations; the effect of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System, inflation; including the rising costs of oil and gas; supply chain interruptions; weather, natural disasters, climate change; increased unemployment; deterioration in credit quality of our loan portfolio and/or the value of the collateral securing the repayment of those loans; reduction in the value of our investment securities; the costs and effects of litigation and of adverse outcomes of such litigation; the cost and ability to attract and retain key employees; a breach of our operational or security systems, policies or procedures including cyber-attacks on us or third party vendors or service providers; regulatory or legal developments; United States tax policies, including our effective income tax rate; and our ability to implement and execute our business plan and strategy and expand our operations as provided therein. Actual results may differ materially from those set forth or implied in the forward-looking statements as a result of a variety of factors including the risk factors contained in documents filed by the Company with the Securities and Exchange Commission and are available in the “Investor Relations” section of our website, https://www.communitywest.com/sec-filings/documents.  The Company is under no obligation (and expressly disclaims any obligation) to update or alter such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

•	COVID-19 pandemic and measures to prevent its spread may continue to have an effect on our business;
•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business;
•	the water shortage in certain areas of California and its impact on the economy;
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches, and successfully building its brand image;
•	changes in interest rates which may reduce or increase net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or more expensive than anticipated;
•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management;
•	the ability to realize cost efficiencies;

•	a failure or breach of our operational or security systems or infrastructure;
•	a return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services; and
•	loss of key personnel;
•	sources of liquidity;
•	possible impact by the transition from Libor as a reference rate; and,
•	risks related to natural disasters, terrorist attacks, threats of war or actual war and health epidemics may impact our operations, revenues, costs, and stock price.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company headquartered in Goleta, California providing full-service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has seven California branch banking offices in Goleta, Ventura, Santa Maria, Santa Barbara, San Luis Obispo, Oxnard, and Paso Robles  and one wholly owned subsidiary, 445 Pine LLC which was formed to hold certain repossessed property.  These entities are collectively referred to herein as the “Company”.

COVID-19 Update

Although the COVID-19 pandemic continues to persist, we believe that the pandemic has not adversely affected our primary objective of providing our clients with financial services they need to conduct their operations and that we have been able to successfully navigate the challenges of the COVID-19 pandemic to date.  The future trajectory of COVID-19 cases and timing of when the virus will be fully controlled or abated remain uncertain.  We cannot predict the potential future impact that COVID-19 may have on our operations and financial performance.

Financial Result Highlights for the First Quarter of 2022

The significant factors impacting the Company’s first quarter earnings performance were:

•	net income was $4.0 million, or $0.45 per diluted share in the first quarter 2022, compared to $3.0 million, or $0.35 per diluted share in first quarter 2021.
•	net interest income increased to $10.7 million for the first quarter 2022, compared to $10.0 million in first quarter 2021.
•	a negative provision for loan losses of $284,000 was booked for the first quarter 2022, compared to a provision credit for loan losses of $173,000 for first quarter 2021.
•	net interest margin was 3.86% for the first quarter 2022, compared to 4.19% for first quarter 2021.
•	return on average assets was 1.39% compared to 1.22% for the first quarter 2021.
•	return on average equity was 15.52% for the first quarter 2022 compared to 13.48% for the first quarter 2021.
•	non-interest-bearing demand deposits increased $16.2 million during the quarter to $226.1 million at March 31, 2022, compared to $209.9 million at December 31, 2021.
•	book value per common share increased to $12.07 at March 31, 2022, compared to $11.72 at December 31, 2021.
•	net non-accrual loans were $536,000 at March 31, 2022, compared to $565,000 at December 31, 2021.
•	The Bank’s Tier 1 leverage ratio was 8.88% at March 31, 2022, compared to 8.56% at December 31, 2021.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2022 throughout the analysis sections of this report on Form 10-Q.

Critical Accounting Estimates

The Company’s significant accounting policies conform with generally accepted accounting Principles (“GAAP”) and are described in “Note 1 of the Notes to Financial Statements section in the Company’s Annual Report on Form 10-K” for the fiscal year ended December 31, 2021.  In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgement and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances.  The more significant areas in which management of the Company applies critical assumptions and estimates include the following:

The Company maintains an ALL at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio at the consolidated statements of financial condition date.  The determination of ALL requires estimates and assumptions in the preparation of the Company’s financial statements that can be particularly susceptible to significant change. The Company has implemented and adheres to an internal loan review system and loss allowance methodology designed to provide for the detection of problem loans and maintenance of an adequate allowance to cover loan losses. Management’s determination of the adequacy of ALL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on loans, current economic conditions, and other relevant factors in the areas in which the Company’s lending activities are based. These factors may affect the borrowers’ ability to pay and the value of the underlying collateral. The allowance is calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors are evaluated on a quarterly basis and established based primarily upon the Bank’s historical loss experience. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALL. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses. Additions and reductions to the allowance are reflected in current operations. Charge-offs to the allowance are made when specific loans (or portions thereof) are considered uncollectible or are transferred to OREO and the fair value of the property is less than the loan’s recorded investment. Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control.  Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for loan losses in future periods.  A discussion of facts and circumstances considered by management in determining the allowance for loan losses is included in “Note 1 Summary of Significant Accounting Policies and Note 4 Loans Held for Investment.”

RESULTS OF OPERATIONS

A summary of our results of operations and select metrics is included in the following table:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net income	$3,960	$3,021
Basic earnings per share	0.46	0.36
Diluted earnings per share	0.45	0.35
Net interest margin	3.86%	4.19%
Return on average assets	1.39%	1.22%
Return on average stockholders’ equity	15.52%	13.48%
Dividend payout ratio	15.22%	16.67%
Equity to assets ratio	9.22%	9.02%

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
Consolidated Income Statement Data:	(dollars in thousands)
Interest income	$11,500	$11,055	$445
Interest expense	764	1,013	(249)
Net interest income	10,736	10,042	694
Credit (provision) for loan losses	(284)	(173)	(111)
Net interest income after provision for loan losses	11,020	10,215	805
Non-interest income	1,291	897	394
Non-interest expenses	6,971	6,860	111
Income before income taxes	5,340	4,252	1,088
Provision for income taxes	1,380	1,231	149
Net income	$3,960	$3,021	$939
Income per share - basic	$0.46	$0.36	$0.10
Income per share - diluted	$0.45	$0.35	$0.10

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:
	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$205,815	$109	0.21%	$71,287	$39	0.22%
Investment securities	26,897	197	2.97%	25,892	160	2.51%
Loans (1)	894,539	11,194	5.08%	875,766	10,856	5.03%
Total earnings assets	1,127,251	11,500	4.14%	972,945	11,055	4.61%
Nonearning Assets
Cash and due from banks	2,161			2,076
Allowance for loan losses	(10,615)			(10,230)
Other assets	39,138			39,820
Total assets	$1,157,935			$1,004,611
Interest-Bearing Liabilities
Interest-bearing demand deposits	$519,454	$319	0.25%	$410,615	$481	0.48%
Savings deposits	23,931	16	0.27%	19,327	21	0.44%
Time deposits	175,448	235	0.54%	173,541	240	0.56%
Total interest-bearing deposits	718,833	570	0.32%	603,483	742	0.50%
Other borrowings	90,000	194	0.87%	105,000	271	1.05%
Total interest-bearing liabilities	808,833	764	0.38%	708,483	1,013	0.58%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	227,980			189,019
Other liabilities	17,640			16,203
Stockholders’ equity	103,482			90,906
Total Liabilities and Stockholders’ Equity	$1,157,935			$1,004,611
Net interest income and margin (3)		$10,736	3.86%		$10,042	4.19%
Net interest spread (4)			3.76%			4.04%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2022 versus 2021
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$70	$-	$70
Investment securities	7	30	37
Loans, net	235	103	338
Total interest income	312	133	445

Interest expense:
Interest-bearing demand deposits	67	(229)	(162)
Savings deposits	3	(8)	(5)
Time deposits	3	(8)	(5)
Short-term borrowings	(32)	(45)	(77)
Total interest expense	41	(290)	(249)
Net increase	$271	$423	$694

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

For the three months ended March 31, 2022 and 2021 net interest income was $10.7 million and $10.0 million, respectively.  The net interest margin for the quarter ended March 31, 2022, was 3.86% compared with 4.19% for the same period in 2021.  Interest income increased $445 thousand, or 4%, to $11.5 million for the three months ended March 31, 2022, from $11.1 million for the same period in 2021.  The increase is primarily attributable to increased balances in loans and interest-bearing deposits.  Interest expense decreased $249 thousand, or 25%, to $764 thousand for the three months ended March 31, 2022, from $1.0 million for the same period in 2021.  The decrease is primarily attributable to lower rates paid on interest-bearing deposits and lower average balances and rates on borrowings.

The average balance of interest earning assets increased $154.3 million, or 16%, to $1.1 billion for the three months ended March 31, 2022, from $972.9 million for the three months ended March 31, 2021.  The average loan balance of loans increased $18.8 million, or 2%, to $894.5 million for the three months ended March 31, 2022, from $875.8 million for the three months ended March 31, 2021.  The increase in average balances was primarily due to increases in commercial real estate and manufactured housing loan balances partially offset lower SBA PPP loan balances as a result of paydowns and loan forgiveness.  The average balance of investment securities increased $1.0 million, or 4%, to $26.9 million for the three months ended March 31, 2022, from $25.9 million for the three months ended March 31, 2021.  The average balance of interest-bearing deposits in other banks increased $134.5 million, or 189%, to $205.8 million for the three months ended March 31, 2022, from $71.3 million for the three months ended March 31, 2021.  The increase is due to growth in customer deposits as a result of deposit gather efforts.

The average balance of interest-bearing liabilities increased $100.4 million, or 14%, to $808.8 million for the three months ended March 31, 2022, from $708.5 million for the three months ended March 31, 2021. The average balance of interest-bearing deposits increased $115.4 million, or 19%, to $718.8 million for the three months ended March 31, 2022, from $603.5 million for the three months ended March 31, 2021.  The average borrowings decreased $15 million, or 14%, to $90 million for the three months ended March 31, 2022, from $105 million for the three months ended March 31, 2021.

Provision for loan losses

For the three months ended March 31, 2022 and March 31, 2021, the Company recorded a negative provision expense of $284 thousand and $173 thousand, respectively.  For the three months ended March 31, 2022, net recoveries were $427 thousand compared with net recoveries of $212 thousand for the three months ended March 31, 2021.

The percentage of net nonaccrual loans to the total loan portfolio has remained unchanged at 0.06% as of March 31, 2022 compared to  0.06% at December 31, 2021.

The ALL compared to net nonaccrual loans has increased to 1967.7% as of March 31, 2022 from 1841.4% as of December 31, 2021.   Total past due loans increased to $2.0 million as of March 31, 2022 from $0.7 million as of December 31, 2021.

Non-Interest Income

The following table summarizes the Company’s non-interest income for the periods indicated:

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
Other loan fees	$246	$313	$(67)
Gains from loan sales, net	60	118	(58)
Document processing fees	101	106	(5)
Service charges	88	67	21
Other	796	293	503
Total non-interest income	$1,291	$897	$394

Total non-interest income increased to $1.3 million for the three months ended March 31, 2022 compared to $0.9 million for the same period in 2021.  The increase was primarily due to recognition of $0.6 million of Bank Owned Life Insurance death benefits in the first quarter of 2022, which are included in other income.  Service charges increased slightly in the first quarter of 2022 compared to the first quarter 2021 primarily due to increased consumer and business account fees and wire transfer charges in 2022 compared to 2021. Other loan fees, document processing fees and gains from loan sales for the three months ended March 31, 2022 decreased due to decreased new loan volumes during the first three months of 2022 compared to 2021.

Non-Interest Expenses

The following table summarizes the Company’s non-interest expenses for the periods indicated:

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
Non-interest expenses:
Salaries and employee benefits	$4,865	$4,565	$300
Occupancy, net	997	779	218
Professional services	399	340	59
Data processing	310	340	(30)
Depreciation	183	205	(22)
FDIC assessment	171	91	80
Advertising and marketing	258	183	75
Stock based compensation	92	68	24
Other	(304)	289	(593)
Total non-interest expenses	$6,971	$6,860	$111

Total non-interest expenses increased $111 thousand to $7.0 million for the three months ended March 31, 2022 compared to $6.9 million for the same period in 2021.  Salaries and employee benefits increased in the first quarter of 2022 compared to 2021 due to increased competition for qualified candidates and having to pay higher wages and cover staffing shortages with temporary employees or contract workers. Occupancy costs also increased in the first quarter of 2022 compared to 2021 primarily due to increased contracted services expense of $0.2 million in the first quarter of 2022 compared to 2021 as a result of the Company’s strategic outsourcing of many of its information technology department functions.  These increased expenses were offset by recaptured loan collection and legal expenses of $1.0 million received from the settlement of a long-standing lawsuit with a former borrower in the first quarter of 2022.  This expense recapture was partially offset by additional other real estate expenses of $0.3 million in the first quarter 2022 related to one repossessed property.

Income Taxes

Income tax provision for the three months ended March 31, 2022 was $1.4 million compared to $1.2 million in the same period during 2021.  The combined state and federal effective income tax rates for the three months ended March 31, 2022 and 2021 were 25.8% and 29.0%, respectively.  The drop in the effective tax rate for the first quarter of 2022 was due to proceeds from Bank Owned Life Insurance proceeds which are non-taxable to the Company.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $4.3 million and $4.4 million at March 31, 2022 and December 31, 2021, respectively, are reported in other assets in the consolidated balance sheet.

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

There was no valuation allowance on deferred tax assets at March 31, 2022 or December 31, 2021.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at March 31, 2022 and December 31, 2021.

BALANCE SHEET ANALYSIS

Total assets decreased $20.4 million to $1.1 billion at March 31, 2022 from $1.2 billion at December 31, 2021.  The decrease in total assets was primarily due to decreases in cash and cash equivalents and net loans.  Cash and cash equivalents decreased $15.2 million and net loans held for investment decreased $1.9 million.  Net loans decreased by $1.9  million to $879.8 million at March 31, 2022 from $881.7 million at December 31, 2021.  Most of the loan decrease was due to decreases in SBA loans and commercial loans which decreased $14.0 million and $1.9 million, respectively.  The decrease in loans was partially offset by increases in commercial real estate and manufactured housing loans which increased $11.4 million and $2.6 million, respectively.

Total liabilities decreased $23.9 million to $1.0 billion at March 31, 2022 from $1.2 billion at December 31, 2021 mostly due to a $24.4 million decreased in total deposits. The decrease in total deposits was largely due to a decrease in interest-bearing demand deposits and certificates of deposits which declined $33.3 million and $7.8 million, respectively.  The decline in deposits was partially offset by a $16.2 million increase in non-interest-bearing demand deposits.

Total stockholders’ equity increased $3.5 million to $104.8 million at March 31, 2022 from $101.4 million at December 31, 2021.  The $4.0 million increase in retained earnings from net income was partially offset by a $0.6 million decrease from common stock dividends.  The book value per common share was $12.07 at March 31, 2022 compared to $11.72 at December 31, 2021.

Selected Balance Sheet Accounts

	March 31, 2022	December 31, 2021	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$193,188	$208,375	$(15,187)	(7.3)%
Investment securities available-for-sale	18,815	19,711	(896)	(4.5)%
Investment securities held-to-maturity	2,771	2,815	(44)	(1.6)%
Loans – held for sale	24,193	23,408	785	3.4%
Loans – held for investment, net	855,568	858,271	(2,703)	(0.3)%
Total assets	1,136,603	1,157,052	(20,449)	(1.8)%
Total deposits	925,740	950,131	(24,391)	(2.6)%
Other borrowings	90,000	90,000	-	-
Total stockholders’ equity	104,828	101,375	3,453	3.4%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	March 31, 2022	December 31, 2021
	(in thousands)
Manufactured housing	$299,969	$297,363
Commercial real estate	492,181	480,801
Commercial	52,603	55,287
SBA	9,623	23,659
HELOC	3,475	3,579
Single family real estate	8,896	8,749
Consumer	31	109
Total loans held for investment, gross	866,778	869,547
Allowance for loan losses	(10,547)	(10,404)
Deferred costs, net	(546)	(838)
Discount on SBA loans	(33)	(34)
Other loans in process	(84)	-
Total loans held for investment, net	$855,568	$858,271

The Company had $24.2 million of loans held for sale at March 31, 2022 compared to $23.4 million at December 31, 2021.  Loans held for sale at March 31, 2022 consisted of $6.3 million SBA loans and $17.9 million commercial agriculture loans.  Loans held for sale at December 31, 2021, consisted of $6.3 million SBA loans and $17.1 million commercial agriculture loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by manufactured housing, commercial, SBA, construction, real estate and consumer customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of March 31, 2022 and December 31, 2021, manufactured housing loans comprised 33.7% and 33.3%, respectively, of total loans.  As of March 31, 2022 and December 31, 2021, commercial real estate loans accounted for approximately 55.3% and 53.8% of total loans, respectively.   The Company was within established concentration policy limits at March 31, 2022 and December 31, 2021.

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

	March 31, 2022	December 31, 2021
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$536	$565
Troubled debt restructured loans, gross	6,852	8,565
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.06%	0.06%
Net charge-offs (recoveries) (annualized) to average loans	(0.19)%	(0.04)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	1,967%	1,841%
Allowance for loan losses to gross loans	1.22%	1.20%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Total nonaccrual loans	$536	$565
Government guaranteed portion of loans included above	—	—
Total nonaccrual loans, without guarantees	$536	$565

Loans 30 through 89 days past due with interest accruing	$2,042	$704
Loans 90 days or more past due with interest accruing	$—	$—
Allowance for loan losses to gross loans held for investment	1.22%	1.20%

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of March 31, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,356	$217	$80	$186	$—	$419	$—	$4,258
Impaired loans with no allowance recorded	1,312	—	1,456	220	—	249	—	3,237
Total loans individually evaluated for impairment	4,668	217	1,536	406	—	668	—	7,495
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	194	17	—	1	—	12	—	224
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	194	17	—	1	—	12	—	224
Total impaired loans, net	$4,474	$200	$1,536	$405	$—	$656	$—	$7,271

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	210	17	—	1	—	12	—	240
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	210	17	—	1	—	12	—	240
Total impaired loans, net	$4,711	$1,605	$1,590	$419	$—	$671	$—	$8,996

Total impaired loans decreased $1.7 million in the first quarter of 2022 compared to December 31, 2021.  This decrease was primarily due to decreased in impaired commercial real estate loans of $1.4 million and impaired manufactured housing loans of $0.3 million.

The following table summarizes the composite of nonaccrual loans:

	At March 31, 2022			At December 31, 2021
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$286	53.35%	0.03%	$306	54.16%	0.03%
Commercial real estate	—	0.00%	0.00%	—	0.00%	0.00%
Commercial	—	0.00%	0.00%	—	0.00%	0.00%
SBA	1	0.19%	0.00%	1	0.18%	0.00%
HELOC	—	0.00%	0.00%	—	0.00%	0.00%
Single family real estate	249	46.46%	0.03%	258	45.66%	0.03%
Consumer	—	0.00%	0.00%	—	0.00%	0.00%
Total nonaccrual loans	$536	100.00%	0.06%	$565	100.00%	0.06%

Nonaccrual loans decreased slightly at March 31, 2022 compared to December 31, 2021.  Net nonaccrual loans to total loans were unchanged at 0.06% at March 31, 2022 and December 31, 2021.

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended March 31,
	2022	2021
Allowance for loan losses:	(in thousands)
Balance at beginning of period	$10,404	$10,194
Provisions charged to operating expenses:
Manufactured housing	1,145	(128)
Commercial real estate	(703)	250
Commercial	(510)	(281)
SBA	(231)	(29)
HELOC	15	(2)
Single family real estate	—	18
Consumer	—	(1)
Total Provision (credit)	(284)	(173)
Recoveries of loans previously charged-off:
Manufactured housing	7	139
Commercial real estate	20	20
Commercial	167	10
SBA	231	41
HELOC	2	2
Single family real estate	—	—
Consumer	—	—
Total recoveries	427	212
Loans charged-off:
Manufactured housing	—	—
Commercial real estate	—	—
Commercial	—	—
SBA	—	—
HELOC	—	—
Single family real estate	—	—
Consumer	—	—
Total charged-off	—	—
Net charge-offs (recoveries)	(427)	(212)
Balance at end of period	$10,547	$10,233

The ratio of allowance for loan losses to loans held for investment was 1.22% at March, 31, 2022 compared to 1.20% at December 31, 2021.  The increase was primarily attributable to a change in loan mix as the balance of SBA PPP loans declined, and commercial real estate loan balances increased during the quarter.  Net loan loss recoveries were $427,000 for the three months ended March 31, 2022 compared to $96,000 for the three months ended December 31, 2021.

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

The carrying value of investment securities was as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
U.S. government agency notes	$5,334	$5,508
U.S. government agency mortgage-backed securities (“MBS”)	2,771	2,815
U.S. government agency collateralized mortgage obligations (“CMO”)	4,489	4,883
Corporate debt securities	8,992	9,320
Equity securities: Farmer Mac class A stock	219	248
Total	$21,805	$22,774

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$2,518	$2,614
Additions	—	136
Proceeds from dispositions	(140)	—
Gain (loss) on foreclosed assets, net	11	(178)
Third-party portion of write-down/loss	—	—
Balance, end of period	$2,389	$2,572

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

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	March 31, 2022	December 31, 2021	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$226,073	$209,893	$16,180	7.7%
Interest-bearing demand deposits	504,209	537,508	(33,299)	(6.2)%
Savings	24,239	23,675	564	2.4%
Certificates of deposit ($250,000 or more)	13,197	17,612	(4,415)	(25.1)%
Other certificates of deposit	158,022	161,443	(3,421)	(2.1)%
Total deposits	$925,740	$950,131	$(24,391)	(2.6)%

Total deposits decreased to $925.7 million at March 31, 2022 from $950.1 million at December 31, 2021, a decrease of $24.4 million.  This decrease was primarily due to decreases in interest-bearing demand deposits and certificates of deposits partially offset by an increase in non-interest-bearing deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”).  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At March 31, 2022 and December 31, 2021, the Company had $100.5 million and $109.3 million, respectively, of CDARS and ICS deposits.

Liquidity and Capital Resources

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators.  CWB’s available liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities.  CWB manages its liquidity risk through operating, investing and financing activities. In order to ensure funds are available, when necessary, on at least a quarterly basis, CWB projects the amount of funds that will be required and strive to maintain relationships with a diversified customer base.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.

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

The Company through CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB fixed rate advances were  $90.0 million at March 31, 2022 and December 31, 2021, respectively.  The Company also had $77.4 million of letters of credit with FHLB at March 31, 2022 to secure public funds.  At March 31, 2022, CWB had pledged to the FHLB, $12.6 million of securities and $273.7 million of loans.  At March 31, 2022, CWB had $25.7 million available for additional borrowing.  At December 31, 2021, CWB had pledged to the FHLB, securities of $13.2 million at carrying value and $286.6 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2022 and December 31, 2021.  CWB had $102.2 million and $119.0 million in borrowing capacity as of March 31, 2022 and December 31, 2021, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of March 31, 2022 and December 31, 2021.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 20.8% and 21.7% at March 31, 2022 and December 31, 2021, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold, and loans held for sale, divided by total assets.

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources for its liquidity.  CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends and interest payments on the other borrowings.  CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB and has the capability to issue equity and debt securities.  Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior approval.  During the first quarter of 2022, CWBC declared dividends of $0.6 million.  On April 28, 2022, the Company’s Board of Directors declared a $0.075 per share dividend payable May 31, 2022, to stockholders of record on May 13, 2022.  The Company anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced.

CWBC has a $5.0 million revolving line of credit with CalFirst Bank.  The Company must maintain a deposit account with the lender. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3.0%.  At March 31, 2022, and December 31, 2021, the line of credit balance was zero.

 Our material cash requirements may include funding existing loan commitments, funding equity investments, withdrawal/maturity of existing deposits, repayment of borrowings, operating lease payments, and expenditures necessary to maintain current operations.

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and principal payments due on our contractual obligations excluding interest:

	At March 31, 2022
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Time deposit maturities	$41,560	$129,659	$171,219
FHLB advances	-	90,000	90,000
Operating lease obligations	638	4,988	5,626
Total	$42,198	$224,647	$266,845

In the ordinary course of business, we enter into various transactions to meet financing needs of our customers, which, in accordance with generally accepted accounting principles, are not included in our consolidated balance sheets.  These transactions include off-balance sheet commitments, including commitments to extend credit and standby letters of credit.  The following table presents a summary of the Company’s commitments to extend credit by expiration period.

	At March 31, 2022
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Loan commitments to extend credit	$42,254	35,253	$77,507
Standby letters of credit	-	-	-
Total	$42,254	35,253	$77,507

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,682,363 have been issued at March 31, 2022.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.  CWB is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a material effect on the Company’s business and financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CWB must meet specific capital guidelines that involve quantitative measures of  its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

In 2019, the federal banking agencies jointly issued a final rule, which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio framework. Under this framework, the bank would choose the option of using the community bank leverage ratio (CBLR).  A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules. As of the fourth quarter 2021, the Company rescinded its CBLR election.

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2022 and December 31, 2021.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
March 31, 2022
CWB’s actual regulatory ratios	12.49%	11.32%	11.32%	8.88%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)	Community Banking Leverage Ratio
December 31, 2021
CWB’s actual regulatory ratios	12.19%	11.02%	11.02%	8.56%	N/A
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%	8.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A	9.00%

There are no conditions or events since March 31, 2022 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk are set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Interest Rate Risk.”

The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic and the Russian Federation invasion of Ukraine.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2022 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investing in our common stock involves various risks which are particular to our Company, our industry, and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no repurchases of its common stock during the quarter ended March 31, 2022 and there was approximately $1.4 million that may yet be purchased under the Company’s repurchase program.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 13, 2022	BY:	/s/ Richard Pimentel
Richard Pimentel
Executive Vice President and Chief Financial Officer

On Behalf of Registrant and as a Duly Authorized Officer
and as Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number

10.51	Employment and Confidentiality Agreement, dated, January 3, 2022, among Community West Bank and Richard Pimentel.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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