Form 10-Q
period 2022-06-30
COMMUNITY WEST BANCSHARES /
filed 2022-08-11
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,746,663 as of August 8, 2022.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	3
Consolidated Income Statements for the three and six months ended June 30, 2022 and 2021 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (unaudited)	5
Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	44
Item 4 – Controls and Procedures	44

Part II. Other Information
Item 1 – Legal Proceedings	45
Item 1A – Risk Factors	45
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3 – Defaults Upon Senior Securities	45
Item 4 – Mine Safety Disclosures	45
Item 5 – Other Information	45
Item 6 – Exhibits	46

Signatures	47

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks and federal funds sold	$2,361	$1,621
Interest-earning demand deposits in other financial institutions	99,915	206,754
Cash and cash equivalents	102,276	208,375
Investment securities - available-for-sale, at fair value; amortized cost of $58,323 at June 30, 2022 and $19,588 at December 31, 2021	57,681	19,711
Investment securities - held-to-maturity, at amortized cost; fair value of $2,593 at June 30, 2022 and $2,974 at December 31, 2021	2,636	2,815
Investment securities - measured at fair value; amortized cost of $66 at June 30, 2022 and December 31, 2021	196	248
Federal Home Loan Bank stock, at cost	3,160	3,068
Federal Reserve Bank stock, at cost	1,373	1,373
Loans:
Held for sale, at lower of cost or fair value	23,124	23,408
Held for investment, net of allowance for loan losses of $10,866 at June 30, 2022 and $10,404 at December 31, 2021	878,682	858,271
Total loans, net	901,806	881,679
Other assets acquired through foreclosure, net	2,250	2,518
Premises and equipment, net	6,365	6,576
Other assets	29,085	30,689
Total assets	$1,106,828	$1,157,052
Liabilities:
Deposits:
Non-interest-bearing demand	$236,696	$209,893
Interest-bearing demand	475,869	537,508
Savings	25,626	23,675
Certificates of deposit ($250,000 or more)	8,688	17,612
Other certificates of deposit	147,785	161,443
Total deposits	894,664	950,131
Federal Home Loan Bank advances	90,000	90,000
Other liabilities	15,022	15,546
Total liabilities	999,686	1,055,677

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,743,679 shares issued and outstanding at June 30, 2022 and 8,650,166 at December 31, 2021	45,402	44,431
Retained earnings	62,187	56,852
Accumulated other comprehensive (loss) income	(447)	92
Total stockholders’ equity	107,142	101,375
Total liabilities and stockholders’ equity	$1,106,828	$1,157,052

See the accompanying Notes to Unaudited Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$11,129	$11,433	$22,323	$22,289
Investment securities and other	577	218	883	417
Total interest income	11,706	11,651	23,206	22,706
Interest expense:
Deposits	500	771	1,070	1,513
Federal Home Loan Bank advances	196	194	390	465
Total interest expense	696	965	1,460	1,978
Net interest income	11,010	10,686	21,746	20,728
Provision (credit) for loan losses	252	(41)	(32)	(214)
Net interest income after provision (credit) for loan losses	10,758	10,727	21,778	20,942
Non-interest income:
Other loan fees	377	310	623	623
Gains from loan sales, net	136	130	196	248
Document processing fees	122	138	223	244
Service charges	93	74	181	141
Other	323	220	1,119	513
Total non-interest income	1,051	872	2,342	1,769
Non-interest expenses:
Salaries and employee benefits	4,910	4,379	9,775	8,944
Occupancy, net	1,021	780	2,018	1,559
Professional services	635	430	1,034	770
Data processing	307	332	617	672
Depreciation	179	198	362	403
FDIC assessment	164	121	335	212
Advertising and marketing	233	164	491	347
Stock based compensation	71	59	144	126
Other	592	206	307	496
Total non-interest expenses	8,112	6,669	15,083	13,529
Income before provision for income taxes	3,697	4,930	9,037	9,182
Provision for income taxes	1,062	1,379	2,442	2,610
Net income	$2,635	$3,551	$6,595	$6,572
Earnings per share:
Basic	$0.30	$0.42	$0.76	$0.77
Diluted	$0.30	$0.41	$0.74	$0.76
Weighted average number of common shares outstanding:
Basic	8,715	8,549	8,689	8,522
Diluted	8,885	8,717	8,867	8,661
Dividends declared per common share	$0.075	$0.070	$0.145	$0.130

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$2,635	$3,551	$6,595	$6,572
Other comprehensive (loss) income, net:
Unrealized (loss) income on securities available-for-sale (AFS), net (tax effect of $121, $67, $226 and $49 for each respective period presented)	(289)	160	(539)	115
Net other comprehensive (loss) income	(289)	160	(539)	115
Comprehensive income	$2,346	$3,711	$6,056	$6,687

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended June 30, 2022	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, March 31, 2022:	8,682	$44,780	$(158)	$60,206	$104,828
Net income	—	—	—	2,635	2,635
Exercise of stock options	62	551	—	—	551
Stock based compensation	—	71	—	—	71
Dividends on common stock	—	—	—	(654)	(654)
Other comprehensive loss, net	—	—	(289)	—	(289)
Balance, June 30, 2022	8,744	$45,402	$(447)	$62,187	$107,142

Three Months Ended June 30, 2021	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, March 31, 2021:	8,524	$43,227	$(10)	$48,574	$91,791
Net income	—	—	—	3,551	3,551
Exercise of stock options	65	494	—	—	494
Stock based compensation	—	59	—	—	59
Dividends on common stock	—	—	—	(598)	(598)
Other comprehensive income, net	—	—	160	—	160
Balance, June 30, 2021	8,589	$43,780	$150	$51,527	$95,457

Six Months Ended June 30, 2022	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2021:	8,650	$44,431	$92	$56,852	$101,375
Net income	—	—	—	6,595	6,595
Exercise of stock options	94	827	—	—	827
Stock based compensation	—	144	—	—	144
Dividends on common stock	—	—	—	(1,260)	(1,260)
Other comprehensive loss, net	—	—	(539)	—	(539)
Balance, June 30, 2022	8,744	$45,402	$(447)	$62,187	$107,142

Six Months Ended June 30, 2021	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, December 31, 2020:	8,473	$42,909	$35	$46,063	$89,007
Net income	—	—	—	6,572	6,572
Exercise of stock options	116	745	—	—	745
Stock based compensation	—	126	—	—	126
Dividends on common stock	—	—	—	(1,108)	(1,108)
Other comprehensive income, net	—	—	115	—	115
Balance, June 30, 2021	8,589	$43,780	$150	$51,527	$95,457

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$6,595	$6,572
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	(32)	(214)
Depreciation	362	403
Stock based compensation	144	126
Deferred income taxes	124	(77)
Net accretion of discounts and premiums for investment securities	11	39
(Gains) Losses on:
Sale of repossessed assets,	(104)	—
Sale of loans, net	(196)	(248)
Loans originated for sale, net of collections on loans held for sale	284	3,977
Changes in:
Investment securities held at fair value	52	(49)
Servicing assets, net	(1)	(64)
Other assets	1,707	350
Other liabilities	(524)	(1,890)
Net cash provided by operating activities	8,422	8,925
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	992	2,273
Purchase of available-for-sale securities	(39,738)	(4,500)
Principal pay downs and maturities of held-to-maturity securities	179	1,196
Loan originations and principal collections, net	(20,183)	(39,297)
Purchase of FHLB stock	(92)	—
Redemption of FHLB stock	—	192
Purchase of premises and equipment, net	(151)	(79)
Proceeds from sale of other real estate owned and repossessed assets, net	372	—
Net cash used in investing activities	(58,621)	(40,215)
Cash flows from financing activities:
Net (decrease) increase in deposits	(55,467)	98,393
Repayment of FHLB advances	—	(15,000)
Exercise of stock options	827	745
Cash dividends paid on common stock	(1,260)	(1,108)
Net cash (used in) provided by financing activities	(55,900)	83,030
Net (decrease) increase cash and cash equivalents	(106,099)	51,740
Cash and cash equivalents at beginning of period	208,375	60,540
Cash and cash equivalents at end of period	$102,276	$112,280
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,481	$2,128
Income taxes	3,195	3,367
Non-cash investing and financing activity:
Transfers of loans to other assets acquired through foreclosure, net	—	136

See the accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full-service banking through its wholly-owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”) which includes 445 Pine, LLC, the Bank’s wholly-owned limited liability company. Unless indicated otherwise or unless the context suggests otherwise, these entities are referred to herein collectively and on a consolidated basis as the “Company.”

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2021 and for the three and six months ended June 30, 2021 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture loans guaranteed by the USDA Farm Service Agency (“FSA”) and Small Business Association (“SBA”) loans.  The Company did not incur any lower of cost or fair value provision in the three and six months ended June 30, 2022 and 2021.

Loans Held for Investment and Interest and Fees from Loans

Loans are recorded at the principal amount outstanding, net of unearned income, loan participations and amounts charged off.  Unearned income includes deferred loan origination fees reduced by loan origination costs.

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

Troubled debt restructured loan (“TDR”): A TDR is a loan for which the Company, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  These concessions include but are not limited to term extensions, rate reductions and principal reductions.  Forgiveness of principal is rarely granted and modifications for all classes of loans are predominately term extensions.  A TDR loan is also considered impaired.  Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

Allowance for Loan Losses

The Company maintains a detailed, systematic analysis and procedural discipline to determine the amount of the Allowance for Loan Losses (“ALL”). The ALL is based on estimates and is intended to be appropriate to provide for probable losses inherent in the loan portfolio. This process involves deriving probable loss estimates that are based on migration analysis and historical loss rates, in addition to qualitative factors that are based on management’s judgment. The migration analysis and historical loss rate calculations are based on the annualized loss rates. Migration analysis is utilized for the Commercial Real Estate (“CRE”), Commercial, Commercial Agriculture, Small Business Administration (“SBA”), Home Equity Line of Credit (“HELOC”), Single Family Residential, and Consumer portfolios. The historical loss rate method is utilized primarily for the Manufactured Housing portfolio. The migration analysis considers the risk rating of loans that are charged off in each loan category. Loans that are considered Doubtful are typically charged off. The following is a description of the characteristics of loan ratings. Loan ratings are reviewed as part of the Company’s normal loan monitoring process, but, at a minimum, updated on an annual basis.

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

Special Mention - A Special Mention loan has potential weaknesses that require management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

Commercial, CRE (which includes SBA 504, Land, and Construction) and SBA 7 (a) Loans

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

Single Family Real Estate, HELOC’s and Manufactured Housing Loans

Residential mortgages secured by one-to-four family residential properties, HELOC and manufactured housing loans in which principal or interest is due and unpaid for 90 days, are evaluated for impairment.  Loan balances are charged-off to the fair value of the property, less estimated selling costs, if, based on a current appraisal or valuation, an apparent deficiency exists.  In the event there is no perceived equity, the loan is generally fully charged-off.

Consumer Loans

Consumer loans are charged-off or charged-down to net recoverable value before becoming 120 days or five payments delinquent.

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

The Company evaluates and individually assesses for impairment loans either on nonaccrual, considered a TDR or when other conditions exist which lead management to review for possible impairment. Measurement of impairment on impaired loans is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans.  The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods:

•	The expected future cash flows are estimated and then discounted at the loan’s effective interest rate.
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

Off-Balance Sheet and Credit Exposure

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

As with outstanding loans, the Company applies qualitative factors to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations.  The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is included in other expense on the consolidated income statement.

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

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include stock options.

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

In March 2020, the FASB issued updated guidance codified within ASU-2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. The Company has limited exposure. The Company is currently evaluating the impact of the amended guidance, however the adoption of this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty that assess whether a modification has created a new loan. Additionally, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted ASC 326, the amendments in the ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The impact of ASU 2022-02 should be applied prospectively, or, for the recognition and measurement of TDRs, with a modified retrospective transition method. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements, however the required disclosures will be added to the consolidated financial statements when the standard is adopted.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$4,978	$52	$—	$5,030
U.S. government agency collateralized mortgage obligations (“CMO”)	4,219	4	(41)	4,182
U.S. Treasury securities	39,876	—	(137)	39,739
Corporate debt securities	9,250	—	(520)	8,730
Total	$58,323	$56	$(698)	$57,681

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$2,636	$14	$(57)	$2,593
Total	$2,636	$14	$(57)	$2,593

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$130	$—	$196
Total	$66	$130	$—	$196

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,476	$32	$—	$5,508
U.S. government agency collateralized mortgage obligations (“CMO”)	4,862	31	(10)	4,883
Corporate debt securities	9,250	102	(32)	9,320
Total	$19,588	$165	$(42)	$19,711

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$2,815	$159	$—	$2,974
Total	$2,815	$159	$—	$2,974

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$182	$—	$248
Total	$66	$182	$—	$248

At June 30, 2022 and December 31, 2021, securities with carrying values of $51.6 million and $13.2 million, respectively, were pledged to the Federal Home Loan Bank (“FHLB”) as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities available-for-sale and held-to-maturity at the period ends indicated were as follows:

	June 30, 2022
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$552	0.85%	$4,478	1.64%	$5,030	1.55%
U.S. government agency CMO	—	—	—	—	—	—	4,182	1.89%	4,182	1.89%
U.S. Treasury securities	39,739	1.61%	—	—	—	—	—	—	39,739	1.61%
Corporate debt securities	—	—	—	—	8,730	3.74%	—	—	8,730	3.74%
Total	$39,739	1.61%	$—	—	$9,282	3.57%	$8,660	1.76%	$57,681	1.95%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$753	3.60%	$1,883	3.20%	$2,636	3.32%
Total	$—	—	$—	—	$753	3.60%	$1,883	3.20%	$2,636	3.32%

	December 31, 2021
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$661	0.59%	$4,847	1.30%	$—	—	$5,508	1.16%
U.S. government agency CMO	—	—	3,905	0.50%	978	0.83%	—	—	4,883	0.60%
Corporate debt securities	—	—	9,320	3.70%	—	—	—	—	9,320	3.70%
Total	$—	—	$13,886	2.70%	$5,825	1.20%	$—	—	$19,711	2.20%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,065	2.90%	$750	3.58%	$—	—	$2,815	3.10%
Total	$—	—	$2,065	2.90%	$750	3.58%	$—	—	$2,815	3.10%

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities maturities as of the periods presented are as shown below:

	June 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in one year or less	$39,876	$39,739	$—	$—
After one year through five years	—	—	13,786	13,886
After five years through ten years	9,795	9,282	5,802	5,825
After ten years	8,652	8,660	—	—
Total	$58,323	$57,681	$19,588	$19,711

Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	—	—	2,065	2,137
After five years through ten years	753	745	750	837
After ten years	1,883	1,848	—	—
Total	$2,636	$2,593	$2,815	$2,974

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

The following tables show all securities that are in an unrealized loss position:

	June 30, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$(26)	$2,739	$(15)	$652	$(41)	$3,391
U.S. Treasury securities	(137)	39,739	—	—	(137)	39,739
Corporate debt securities	(520)	8,730	—	—	(520)	8,730
Total	$(683)	$51,208	$(15)	$652	$(698)	$51,860

Securities held-to-maturity
U.S. government agency MBS	$(57)	$911	$—	$—	$(57)	$911
Total	$(57)	$911	$—	$—	$(57)	$911

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$—	$—	$(10)	$977	$(10)	$977
Corporate debt securities	(32)	2,968	—	—	(32)	2,968
Total	$(32)	$2,968	$(10)	$977	$(42)	$3,945

As of June 30, 2022 and December 31, 2021, there were 34 and 4 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2022 and December 31, 2021, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.
3.	LOANS HELD FOR SALE

As of June 30, 2022 and December 31, 2021, the Company had approximately $6.1 million and $6.3 million of SBA loans included in loans held for sale, respectively.  As of June 30, 2022 and December 31, 2021, the principal balance of SBA loans serviced for others was $2.4 million and $2.7 million, respectively.

The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock.  The primary products are supported by guarantees issued from the United States Department of Agriculture (“USDA”), USDA Farm Service Agency (“FSA”), and the USDA Business and Industry loan program. As of June 30, 2022 and December 31, 2021, the Company had $17.0 million and $17.1 million of USDA loans included in loans held for sale, respectively. As of June 30, 2022 and December 31, 2021, the principal balance of USDA loans serviced for others was $0.7 million.
4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Manufactured housing	$305,749	$297,363
Commercial real estate	516,514	480,801
Commercial	50,645	55,287
SBA	4,785	23,659
HELOC	3,380	3,579
Single family real estate	9,090	8,749
Consumer	35	109
	890,198	869,547
Allowance for loan losses	(10,866)	(10,404)
Deferred fees, net	(703)	(838)
Discount on SBA loans	(32)	(34)
Other loans in process	85	—
Total loans held for investment, net	$878,682	$858,271

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:
	June 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$304,288	$1,145	$71	$107	$1,323	$138	$305,749	$—
Commercial real estate:
Commercial real estate	449,360	1,185	—	—	1,185	—	450,545	—
SBA 504 1st trust deed	13,273	—	—	—	—	—	13,273	—
Land	10,720	—	—	—	—	—	10,720	—
Construction	41,976	—	—	—	—	—	41,976	—
Commercial	50,645	—	—	—	—	—	50,645	—
SBA	4,559	226	—	—	226	—	4,785	—
HELOC	3,380	—	—	—	—	—	3,380	—
Single family real estate	8,849	—	—	—	—	241	9,090	—
Consumer	35	—	—	—	—	—	35	—
Total	$887,085	$2,556	$71	$107	$2,734	$379	$890,198	$—

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$296,715	$342	$—	$—	$342	$306	$297,363	$—
Commercial real estate:
Commercial real estate	431,062	—	—	—	—	—	431,062	—
SBA 504 1st trust deed	16,961	—	—	—	—	—	16,961	—
Land	7,185	—	—	—	—	—	7,185	—
Construction	25,593	—	—	—	—	—	25,593	—
Commercial	55,287	—	—	—	—	—	55,287	—
SBA	23,296	223	139	—	362	1	23,659	—
HELOC	3,579	—	—	—	—	—	3,579	—
Single family real estate	8,491	—	—	—	—	258	8,749	—
Consumer	109	—	—	—	—	—	109	—
Total	$868,278	$565	$139	$—	$704	$565	$869,547	$—

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed from interest income at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended June 30, 2022 and 2021, was $10 thousand and $35 thousand, respectively.  Foregone interest on nonaccrual and TDR loans for the six months ended June 30, 2022 and 2021, was $23 thousand and $91 thousand, respectively.

Allowance for Loan Losses

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2022	(in thousands)
Beginning balance	$3,758	$6,046	$580	$22	$35	$105	$1	$10,547
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	28	21	3	11	4	—	—	67
Net recoveries	28	21	3	11	4	—	—	67
Provision (credit)	190	53	11	(10)	(2)	10	—	252
Ending balance	$3,976	$6,120	$594	$23	$37	$115	$1	$10,866

2021
Beginning balance	$2,623	$6,220	$1,108	$130	$25	$126	$1	$10,233
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	12	20	10	4	1	1	—	48
Net recoveries	12	20	10	4	1	1	—	48
Provision (credit)	(5)	88	(98)	(20)	(1)	(5)	—	(41)
Ending balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2022	(in thousands)
Beginning balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	35	40	170	242	6	—	1	494
Net recoveries	35	40	170	242	6	—	1	494
Provision (credit)	1,335	(649)	(499)	(241)	13	10	(1)	(32)
Ending balance	$3,976	$6,120	$594	$23	$37	$115	$1	$10,866

2021
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	151	40	20	45	3	1	—	260
Net recoveries	151	40	20	45	3	1	—	260
Provision (credit)	(133)	338	(379)	(49)	(3)	13	(1)	(214)
Ending balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240

As of June 30, 2022 and December 31, 2021, the Company had reserves for credit losses on undisbursed loans of $94 thousand and $94 thousand, respectively, which were included in other liabilities on the consolidated balance sheet.

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of June 30, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,226	$215	$76	$45	$—	$412	$—	$3,974
Impaired loans with no allowance recorded	1,097	—	1,388	55	—	241	—	2,781
Total loans individually evaluated for impairment	4,323	215	1,464	100	—	653	—	6,755
Loans collectively evaluated for impairment	301,426	516,299	49,181	4,685	3,380	8,437	35	883,443
Total loans held for investment	$305,749	$516,514	$50,645	$4,785	$3,380	$9,090	$35	$890,198
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,226	$215	$76	$45	$—	$412	$—	$3,974
Impaired loans with no allowance recorded	1,097	—	1,388	55	—	241	—	2,781
Total loans individually evaluated for impairment	4,323	215	1,464	100	—	653	—	6,755
Loans collectively evaluated for impairment	301,426	516,299	49,181	4,685	3,380	8,437	35	883,443
Total loans held for investment	$305,749	$516,514	$50,645	$4,785	$3,380	$9,090	$35	$890,198
Related Allowance for Credit Losses
Loans individually evaluated for impairment	183	17	1	1	—	10	—	212
Loans collectively evaluated for impairment	3,793	6,103	593	22	37	105	1	10,654
Total loans held for investment	$3,976	$6,120	$594	$23	$37	$115	$1	$10,866

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Loans collectively evaluated for impairment	292,442	479,179	53,697	23,239	3,579	8,066	109	860,311
Total loans held for investment	$297,363	$480,801	$55,287	$23,659	$3,579	$8,749	$109	$869,547
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$683	$—	$4,745
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	—	—	4,491
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Loans collectively evaluated for impairment	292,442	479,179	53,697	23,239	3,579	8,066	109	860,311
Total loans held for investment	$297,363	$480,801	$55,287	$23,659	$3,579	$8,749	$109	$869,547
Related Allowance for Credit Losses
Loans individually evaluated for impairment	210	17	—	1	—	12	—	240
Loans collectively evaluated for impairment	2,396	6,712	923	21	18	93	1	10,164
Total loans held for investment	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404

Included in impaired loans were $0.3 million of loans guaranteed by government agencies at December 31, 2021. There were no impaired loans guaranteed by government agencies at June 30, 2022.
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended June 30,
	2022		2021
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$4,441	$88	$5,648	$69
Commercial real estate:
Commercial real estate	—	—	—	—
SBA 504 1st trust deed	215	4	1,627	6
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,487	21	1,744	27
SBA	100	6	407	4
HELOC	—	—	—	—
Single family real estate	659	15	2,352	53
Consumer	—	—	—	—
Total	$6,902	$134	$11,778	$159

	Six Months Ended June 30,
	2022		2021
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$4,655	$173	$5,985	$182
Commercial real estate:
Commercial real estate	—	—	—	—
SBA 504 1st trust deed	680	8	1,647	44
Land	—	—	—	—
Construction	—	—	—	—
Commercial	1,522	42	1,661	54
SBA	204	12	367	8
HELOC	—	—	—	—
Single family real estate	622	23	2,333	81
Consumer	—	—	—	—
Total	$7,683	$258	$11,993	$369

The Company is not committed to lend additional funds on these impaired loans.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company rates loans with potential problems as “Special Mention,” “Substandard,” “Doubtful” and “Loss”.  For a detailed discussion on these risk classifications see “Note 1 - Summary of Significant Accounting Policies - Allowance for Loan Losses”.  Risk ratings are updated as part of our normal loan monitoring process, at a minimum, annually.
The following tables present gross loans by risk rating:

	June 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$304,524	$—	$1,225	$—	$305,749
Commercial real estate:
Commercial real estate	441,114	2,160	5,996	—	449,270
SBA 504 1st trust deed	12,793	—	480	—	13,273
Land	10,720	—	—	—	10,720
Construction	41,976	—	—	—	41,976
Commercial	45,976	500	2,831	—	49,307
SBA	1,865	—	—	—	1,865
HELOC	3,380	—	—	—	3,380
Single family real estate	8,845	—	—	245	9,090
Consumer	35	—	—	—	35
Total, net	871,228	2,660	10,532	245	884,665
Government guaranteed loans	4,960	—	573	—	5,533
Total	$876,188	$2,660	$11,105	$245	$890,198

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$295,810	$—	$1,553	$—	$297,363
Commercial real estate:
Commercial real estate	415,471	3,043	11,255	—	429,769
SBA 504 1st trust deed	14,646	—	2,315	—	16,961
Land	7,185	—	—	—	7,185
Construction	25,593	—	—	—	25,593
Commercial	50,372	26	2,265	—	52,663
SBA	1,891	—	114	—	2,005
HELOC	3,579	—	—	—	3,579
Single family real estate	8,487	—	262	—	8,749
Consumer	109	—	—	—	109
Total, net	823,143	3,069	17,764	$—	843,976
Government guaranteed loans	23,610	—	1,961	—	25,571
Total	$846,753	$3,069	$19,725	$—	$869,547

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

The total carrying amount of loans that were classified as TDRs at June 30, 2022 and December 31, 2021 were $6.6 million and $8.6 million, respectively. There were no new TDR loans for the three or six months ended June 30, 2022 or 2021.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR loans with payment defaults for the three or six months ended June 30, 2022 or 2021.

At June 30, 2022 there were no material loan commitments outstanding on TDR loans.
5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense.  The balance of other assets acquired through foreclosure at June 30, 2022 and December 31, 2021 is primarily attributable to a single commercial agricultural relationship.

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$2,389	$2,572	$2,518	$2,614
Additions	—	—	—	136
Proceeds from dispositions	(232)	—	(372)	—
(Loss) gain on sales, net	93	—	104	(178)
Third-party portion of write down/loss	—	—	—	—
Balance, end of period	$2,250	$2,572	$2,250	$2,572

6.	FAIR VALUE MEASUREMENT

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities.  FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) established a framework for measuring fair value using a three-level valuation hierarchy for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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

•
Level 3— Model-based techniques where significant assumptions are not observable, either directly or indirectly, in the market.  These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques may include use of discounted cash flow models and similar techniques.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2022 and December 31, 2021.  The estimated fair value amounts for June 30, 2022 and December 31, 2021 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$196	$—	$—	$196
Investment securities available-for-sale
U.S. government agency notes	—	5,030	—	5,030
U.S. government agency collateralized mortgage obligations	—	4,182	—	4,182
U.S. Treasury securities	—	39,739	—	39,739
Corporate debt securities	—	8,730	—	8,730
Interest only strips	—	—	12	12
Servicing assets	—	—	1,601	1,601
Total	$196	$57,681	$1,613	$59,490

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$248	$—	$—	$248
Investment securities available-for-sale
U.S. government agency note	—	5,508	—	5,508
U.S. government agency collateralized mortgage obligations	—	4,883	—	4,883
Corporate debt securities	—	9,320	—	9,320
Interest only strips	—	—	15	15
Servicing assets	—	—	1,600	1,600
Total	$248	$19,711	$1,615	$21,574

The change in Level 3 assets measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Servicing Assets:	(in thousands)
Balance, beginning of period	$1,565	1,485	$1,600	$1,461
Additions	136	241	196	359
Amortization	(100)	(126)	(195)	(205)
Valuation adjustments	—	—	—	(15)
Balance, end of period	$1,601	1,600	$1,601	$1,600

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2022:
Impaired loans	$2,070	$—	$2,070	$—
Foreclosed real estate and repossessed assets	2,250	—	2,250	—
Total	$4,320	$—	$4,320	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2021:
Impaired loans	$3,785	$—	$3,785	$—
Loans held for sale	23,408	—	23,408	—
Foreclosed real estate and repossessed assets	2,518	—	2,518	—
Total	$29,711	$—	$29,711	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$102,276	$102,276	$—	$—	$102,276
FRB and FHLB stock	4,533	—	4,533	—	4,533
Investment securities	60,513	196	60,274	—	60,470
Loans, net	901,806	—	891,643	2,070	893,713
Accrued interest receivable	5,470	—	5,470	—	5,470
Financial liabilities:
Deposits	894,664	—	893,384	—	893,384
FHLB advances	90,000	—	84,558	—	84,558
Accrued interest payable	37	—	37	—	37

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$208,375	$208,375	$—	$—	$208,375
FRB and FHLB stock	4,441	—	4,441	—	4,441
Investment securities	22,773	248	22,685	—	22,933
Loans, net	881,679	—	870,868	5,452	876,320
Accrued interest receivable	5,841	—	5,841	—	5,841
Financial liabilities:
Deposits	950,131	—	948,648	—	948,648
FHLB advances	90,000	—	88,409	—	88,409
Accrued interest payable	58	—	58	—	58

7.	BORROWINGS

Federal Home Loan Bank Advances – The Company through the Bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $90.0 million and $90.0 million at June 30, 2022 and December 31, 2021, respectively, borrowed at fixed rates.  The Company also had $46.0 million of letters of credit with FHLB at June 30, 2022 to secure public funds.  At June 30, 2022, CWB had pledged to the FHLB $51.6 million of securities and $260.7 million of loans.  At June 30, 2022, CWB had $40.3 million available for additional borrowing.  At December 31, 2021, CWB had pledged to the FHLB $13.2 million of securities and $286.6 million of loans. Total FHLB interest expense was $193 thousand and $384 thousand for the three and six months ended June 30, 2022, respectively, and was $269 thousand and $461 thousand for the three and six months ended June 30, 2021, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  At June 30, 2022 and December 31, 2021, there were $263.1 million and $259.5 million, respectively, of loans pledged to the FRB.  There were no outstanding FRB advances as of June 30, 2022 and December 31, 2021. Available borrowing capacity was $99.9 million and $119.0 million as of June 30, 2022 and December 31, 2021, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There was no amount outstanding as of June 30, 2022 and December 31, 2021.

Line of Credit - In September of 2021, the Company entered into an unsecured line of credit agreement for up to $5.0 million at Prime + 0.25%.  The Company must maintain a compensating deposit with the lender of $1.0 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%.  As of June 30, 2022  and December 31, 2021, there was no outstanding balance on the revolving line of credit.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(158)	$(10)	$92	$35
Other comprehensive (loss) income before reclassifications	(289)	160	(539)	115
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive (loss) income	(289)	160	(539)	115
Ending Balance	$(447)	$150	$(447)	$150

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2023.  Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share.  There were no repurchased shares of common stock under this program during the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2022, the Company declared and paid common stock dividends of $0.7 million and $1.3 million, respectively. During the three and six months ended June 30, 2021, the Company declared and paid common stock dividends of $0.6 and $1.1 million, respectively.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2022 and December 31, 2021.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
June 30, 2022
CWB’s actual regulatory ratios	12.23%	11.07%	11.07%	9.30%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2021
CWB’s actual regulatory ratios	12.19%	11.02%	11.02%	8.56%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

There are no conditions or events since June 30, 2022 that management believes have changed the Company’s or the Bank’s risk-based capital category.

10.	REVENUE RECOGNITION

ASC 606 requires recognition of revenue at an amount that reflects the consideration which the Company expects to be entitled to in exchange for transferring goods or services to a customer. The majority of the Company’s revenue is from sources outside of the scope of ASC 606. Revenue from service charges and fees and interchange fees on credit and debit cards are within the scope of ASC 606.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$68	$58	$138	$111
Exchange fees and other service charges	132	118	250	221
Non-interest income (in-scope of ASC 606)	200	176	388	332
Non-interest income (out-of-scope of ASC 606)	851	696	1,954	1,437
Total	$1,051	$872	$2,342	$1,769

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of June 30, 2022 and December 31, 2021, the Company did not have any signficant contract balances.

Contract Acquisition Costs

In connection with the adoption of ASC 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered.  The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained.  The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less.  Upon adoption of ASC 606, the Company did not capitalize any contract acquisition cost.

11.	LEASES

The Company has operating leases for office space. The Company’s office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right-of-use asset until after exercise of the renewal option.  As of June 30, 2022 and December 31, 2021, the balance of the right-of-use assets was $5.6 million and $5.1 million, respectively, and the balance of lease liabilities were $5.7 million and $5.1 million, respectively.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying consolidated balance sheets.

	Six Months Ended June 30,
	2022	2021
Lease cost:	(in thousands)
Operating lease cost	$503	$1,018
Sublease income	—	—
Total lease cost	$503	$1,018

Other information:
Operating cash flows from operating leases	$499	$990
Weighted average remaining lease term - operating leases	7.41 years	8.45 years
Weighted average discount rate - operating leases	3.25%	3.24%

Future minimum operating lease payments:

	June 30,
	2022	2021
	(in thousands)
2021	$—	$496
2022	504	887
2023	1,013	813
2024	1,026	821
2025	976	768
2026	876	664
Thereafter	2,011	1,922
Total future minimum lease payments	$6,406	$6,371
Less remaining imputed interest	729	820
Total lease liabilities	$5,677	$5,551

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Form 10-Q”) contains certain forward-looking statements about the Company and the Bank that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about future financial and operational results, expectations, or intentions are forward-looking statements.  Such statements reflect management's current views of future events and operations.  These forward-looking statements are based on information currently available to the Company as of the date of this Form 10-Q.  It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control including, but not limited to, risks from the ongoing COVID-19 pandemic; wars and international conflicts including the current military actions involving the Russian Federation and Ukraine; the strength of the United States economy in general and of the local economies in which we conduct operations; the effect of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, including the rising costs of oil and gas; supply chain interruptions; weather, natural disasters, climate change; increased unemployment; deterioration in credit quality of our loan portfolio and/or the value of the collateral securing the repayment of those loans; reduction in the value of our investment securities; the costs and effects of litigation and of adverse outcomes of such litigation; the cost and ability to attract and retain key employees; a breach of our operational or security systems, policies or procedures including cyber-attacks on us or third party vendors or service providers; regulatory or legal developments; United States tax policies, including our effective income tax rate; and our ability to implement and execute our business plan and strategy and expand our operations as provided therein. Actual results may differ materially from those set forth or implied in the forward-looking statements as a result of a variety of factors including the risk factors contained in documents filed by the Company with the Securities and Exchange Commission and are available in the “Investor Relations” section of our website, https://www.communitywest.com/sec-filings/documents.  The Company is under no obligation (and expressly disclaims any obligation) to update or alter such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

Financial Result Highlights for the Second Quarter of 2022

The significant factors impacting the Company’s second quarter earnings performance were:

•	Net income was $2.6 million, or $0.30 per diluted share in the second quarter of 2022, compared to $3.6 million, or $0.41 per diluted share in the second quarter of 2021.

•	Net interest income increased to $11.0 million for the second quarter of 2022 compared to $10.7 million in the second quarter of 2021.

•	A provision for loan losses of $252 thousand was recorded for the second quarter of 2022, compared to a provision (credit) for loan losses of $41 thousand for the second quarter of 2021.

•	Net interest margin was 4.01% for the second quarter of 2022, compared to 4.24% for the second quarter of 2021.

•	Return on average assets was 0.93% for the second quarter of 2022 compared to 1.37% for the second quarter of 2021.

•	Return on average equity was 9.92% for the second quarter of 2022 compared to 15.18% for the second quarter 2021.

•	Total assets decreased by $50.2 million at June 30, 2022 to $1.11 billion compared to $1.16 billion at December 31, 2021.

•
Total demand deposits decreased $32.9 million to $738.2 million at June 30, 2022, compared to $771.1 million at December 31, 2021. However, during the same period non-interest bearing demand deposits increased by $26.8 million to $236.7 million.

•	Total loans, net increased $20.1 million to $901.8 million at June 30, 2022, compared to $881.7 million at December 31, 2021.

•	Book value per common share increased to $12.25 at June 30, 2022, compared to $11.72 at December 31, 2021.

•	Net non-accrual loans were $379 thousand at June 30, 2022, compared to $565 thousand at December 31, 2021.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2022 throughout the analysis sections of this report on Form 10-Q.

Critical Accounting Estimates

The Company's significant accounting policies conform with generally accepted accounting Principles ("GAAP") and are described in "Note 1 of the Notes to Financial Statements section in the Company’s Annual Report on Form 10-K" for the fiscal year ended December 31, 2021.  In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgement and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances.  The more significant areas in which management of the Company applies critical assumptions and estimates include the following:

The Company maintains an ALL at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio at the consolidated statements of financial condition date.  The determination of ALL requires estimates and assumptions in the preparation of the Company’s financial statements that can be particularly susceptible to significant change. The Company has implemented and adheres to an internal loan review system and loss allowance methodology designed to provide for the detection of problem loans and maintenance of an adequate allowance to cover loan losses. Management’s determination of the adequacy of ALL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on loans, current economic conditions, and other relevant factors in the areas in which the Company’s lending activities are based. These factors may affect the borrowers’ ability to pay and the value of the underlying collateral. The allowance is calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors are evaluated on a quarterly basis and established based primarily upon the Bank’s historical loss experience. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALL. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable incurred credit losses. Additions and reductions to the allowance are reflected in current operations. Charge-offs to the allowance are made when specific loans (or portions thereof) are considered uncollectible or are transferred to other assets acquired through foreclosure and the fair value of the property is less than the loan’s recorded investment. Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control.  Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for loan losses in future periods.  A discussion of facts and circumstances considered by management in determining the allowance for loan losses is included in "Note 1 - Summary of Significant Accounting Policies" and "Note 4 - Loans Held for Investment" in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)

Net income	$2,635	$3,551	$6,595	$6,572
Basic earnings per share	$0.30	$0.42	$0.76	$0.77
Diluted earnings per share	$0.30	$0.41	$0.74	$0.76
Net interest margin	4.01%	4.24%	3.93%	4.22%
Return on average assets	0.93%	1.37%	1.16%	1.29%
Return on average stockholders' equity	9.92%	15.18%	12.67%	14.35%

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2022	2021		2022	2021
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$11,706	$11,651	$55	$23,206	$22,706	$500
Interest expense	696	965	(269)	1,460	1,978	(518)
Net interest income	11,010	10,686	324	21,746	20,728	1,018
Provision (credit) for loan losses	252	(41)	293	(32)	(214)	182
Net interest income after provision for loan losses	10,758	10,727	31	21,778	20,942	836
Non-interest income	1,051	872	179	2,342	1,769	573
Non-interest expenses	8,112	6,669	1,443	15,083	13,529	1,554
Income before income taxes	3,697	4,930	(1,233)	9,037	9,182	(145)
Provision for income taxes	1,062	1,379	(317)	2,442	2,610	(168)
Net income	$2,635	$3,551	$(916)	$6,595	$6,572	$23
Income per share - basic	$0.30	$0.42	$(0.12)	$0.76	$0.77	$(0.01)
Income per share - diluted	$0.30	$0.41	$(0.11)	$0.74	$0.76	$(0.02)

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$149,710	$302	0.81%	$91,106	$33	0.15%
Investment securities	45,243	275	2.44%	26,914	185	2.76%
Loans (1)	907,088	11,129	4.92%	891,948	11,433	5.14%
Total earnings assets	1,102,041	11,706	4.26%	1,009,968	11,651	4.63%
Nonearning Assets
Cash and due from banks	2,193			2,204
Allowance for loan losses	(10,765)			(10,261)
Other assets	37,435			40,075
Total Assets	$1,130,904			$1,041,986
Interest-Bearing Liabilities
Interest-bearing demand deposits	495,821	273	0.22%	436,167	466	0.43%
Savings deposits	25,402	16	0.25%	20,047	19	0.38%
Time deposits	164,687	211	0.51%	184,584	286	0.62%
Total interest-bearing deposits	685,910	500	0.29%	640,798	771	0.48%
FHLB advances	90,000	196	0.87%	92,582	194	0.84%
Total interest-bearing liabilities	775,910	696	0.36%	733,380	965	0.53%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	232,849			199,306
Other liabilities	15,646			15,449
Stockholders' equity	106,499			93,851
Total Liabilities and Stockholders' Equity	$1,130,904			$1,041,986
Net interest income and margin (3)		$11,010	4.01%		$10,686	4.24%
Net interest spread (4)			3.90%			4.10%
Total cost of funds (including the effect of noninterest-bearing demand deposits) (5)			0.28%			0.41%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)
Total cost of funds (including the effect of noninterest-bearing demand deposits) is calculated by dividing total interest expense by the sum of total interest-bearing liabilities and noninterest-bearing demand deposits.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$177,607	$411	0.47%	$81,251	$72	0.18%
Investment securities	36,121	472	2.64%	26,406	345	2.63%
Loans (1)	900,849	22,323	5.00%	883,902	22,289	5.09%
Total earnings assets	1,114,577	23,206	4.20%	991,559	22,706	4.62%
Nonearning Assets
Cash and due from banks	2,177			2,140
Allowance for loan losses	(10,691)			(10,245)
Other assets	38,282			39,948
Total Assets	$1,144,345			$1,023,402
Interest-Bearing Liabilities
Interest-bearing demand deposits	507,572	592	0.24%	423,461	947	0.45%
Savings deposits	24,670	33	0.27%	19,689	40	0.41%
Time deposits	170,038	445	0.53%	179,093	526	0.59%
Total interest-bearing deposits	702,280	1,070	0.31%	622,243	1,513	0.49%
FHLB advances	90,000	390	0.87%	98,757	465	0.95%
Total interest-bearing liabilities	792,280	1,460	0.37%	721,000	1,978	0.55%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	230,428			194,191
Other liabilities	16,638			15,824
Stockholders' equity	104,999			92,387
Total Liabilities and Stockholders' Equity	$1,144,345			$1,023,402
Net interest income and margin (3)		$21,746	3.93%		$20,728	4.22%
Net interest spread (4)			3.83%			4.07%
Total cost of funds (including the effect of noninterest-bearing demand deposits) (5)			0.29%			0.44%

(1)	Includes nonaccrual loans.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
(4)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)
Total cost of funds (including the effect of noninterest-bearing demand deposits) is calculated by dividing total interest expense by the sum of total interest-bearing liabilities and noninterest-bearing demand deposits.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30, 2022 versus 2021			Six Months Ended June 30, 2022 versus 2021
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$87	$182	$269	$159	$180	$339
Investment securities	123	(33)	90	125	2	127
Loans, net	188	(492)	(304)	428	(394)	34
Total interest income	398	(343)	55	712	(212)	500

Interest expense:
Interest-bearing demand deposits	37	(230)	(193)	112	(467)	(355)
Savings deposits	4	(7)	(3)	8	(15)	(7)
Time deposits	(27)	(48)	(75)	(26)	(55)	(81)
FHLB advances	(6)	8	2	(39)	(36)	(75)
Total interest expense	8	(277)	(269)	55	(573)	(518)
Net increase	$390	$(66)	$324	$657	$361	$1,018

(1)	Changes due to both volume and rate have been allocated proportionately between changes in volume and rate.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and six months ended June 30, 2022 was $11.7 million and $23.2 million, respectively, compared to $11.7 million and $22.7 million for three and six months ended June 30, 2021, respectively.  Total interest income in the three and six months ended June 30, 2022 was positively impacted by an increase in the outstanding balance of total loans as well as the purchase of $40 million of additional U.S. Treasury securities classified as available for sale during the second quarter. These effects were partially offset by a decrease in the rates earned on outstanding loans, in part due to lower accretion of deferred fees related to PPP loans. The Company recognized $0.1 million and $0.5 million of income in interest and net fees related to PPP loans during the three and six months ended June 30, 2022, compared to $1.1 million and $2.1 million for the three and six months ended June 30, 2021. As of June 30, 2022, there was $17 thousand of net unrecognized fees related to PPP loans that will be recognized as income through amortization or once the loans are either paid off or forgiven by the SBA. The annualized yield on interest-earning assets for the second quarter 2022 was 4.26% compared to 4.63% for the second quarter of 2021. The annualized yield on interest-earning assets for the six months ended June 30, 2022 was 4.20% compared to 4.62% for the six months ended June 30, 2021.

Interest expense for the second quarter and year-to-date periods ending June 30, 2022 was $0.7 million and $1.5 million, respectively. These amounts represented decreases of $0.3 million and $0.5 million, respectively, when compared to the comparable periods in 2021.  This decrease in interest expense for the comparable periods was primarily due to a decrease rates paid on deposit accounts. For the three and six month periods ending June 30, 2022, the cost of interest bearing deposits was 0.29% and 0.31%, respectively, compared to 0.48% and 0.49% during the comparable periods in prior years. The decreases in rates reflect the Company's disciplined approach to deposit pricing. During the quarter and year to date periods, the amount of municipal deposits (which are higher costing deposits) decreased approximately $47.0 million which was a significant contributing factor to the reduction in the cost of deposits during those periods.

The cost of borrowings was 0.87% and 0.84% for the three months ended June 30, 2022 and 2021, respectively. The increased cost of borrowings was the result of repricing of advances from the FHLB during the period at higher rates. For the six months ended June 30, 2022 and 2021, the cost of borrowings was 0.87% and 0.95%, respectively. The decrease in the cost of funds between the periods was due to the maturity of advances with a higher interest rate, which were replaced by lower-costing advances. Including the impact of non-interest bearing deposits, the total cost of funds was 0.28% for the second quarter 2022 compared to 0.41% for the second quarter of 2021.  Year-to-date total cost of funds for the six months ended June 30, 2022 was 0.29% compared to 0.44% for the first six months of 2021.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the three months ended June 30, 2022 to 4.01% compared to 4.24% for the three months ended June 30, 2021.  The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was a decrease in the interest margin for the six months ended June 30, 2022 to 3.93% compared to 4.22% for the six months ended June 30, 2021.

Provision for loan losses

The provision (or credit) for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses was $252 thousand for the second quarter of 2022 and a negative provision (credit) for loan losses of $41 thousand for the second quarter of 2021.  The increase in the provision for loan losses expense for the second quarter 2022 compared to the second quarter of 2021 was primarily due to loan grading migration benefits for previously categorized economic risks associated with the COVID-19 pandemic. The Company’s allowance was 1.22% of loans held for investment at June 30, 2022 compared to 1.20% at December 31, 2021.

The provision (credit) for loan losses for the six months ended June 30, 2022 was $32 thousand compared to $214 thousand for the six months ended June 30, 2021. The change during the periods was the result of improved migration in the loan portfolio partially offset by provision expense due to growth in the portfolio.

The following schedule summarizes the provision, charge-offs, and recoveries by loan category for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2022	(in thousands)
Beginning balance	$3,758	$6,046	$580	$22	$35	$105	$1	$10,547
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	28	21	3	11	4	—	—	67
Net recoveries	28	21	3	11	4	—	—	67
Provision (credit)	190	53	11	(10)	(2)	10	—	252
Ending balance	$3,976	$6,120	$594	$23	$37	$115	$1	$10,866

2021
Beginning balance	$2,623	$6,220	$1,108	$130	$25	$126	$1	$10,233
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	12	20	10	4	1	1	—	48
Net recoveries	12	20	10	4	1	1	—	48
Provision (credit)	(5)	88	(98)	(20)	(1)	(5)	—	(41)
Ending balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2022	(in thousands)
Beginning balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	35	40	170	242	6	—	1	494
Net recoveries	35	40	170	242	6	—	1	494
Provision (credit)	1,335	(649)	(499)	(241)	13	10	(1)	(32)
Ending balance	$3,976	$6,120	$594	$23	$37	$115	$1	$10,866

2021
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	151	40	20	45	3	1	—	260
Net recoveries	151	40	20	45	3	1	—	260
Provision (credit)	(133)	338	(379)	(49)	(3)	13	(1)	(214)
Ending balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240

The percentage of net nonaccrual loans to the total loan portfolio has decreased to 0.04% as of June 30, 2022 from 0.06% at December 31, 2021.

The allowance for loan losses compared to net nonaccrual loans has increased to 2,867% as of June 30, 2022 from 1,841% as of December 31, 2021.  Total past due loans increased to $2.6 million as of June 30, 2022 from $0.7 million as of December 31, 2021. The majority of the increase in past due loans during the period between December 31, 2021 and June 30, 2022, is in the 30-59 days past due bucket. During this same period, the balance of loans that were graded as special mention, substandard, or doubtful decreased by $8.8 million and nonaccrual loans decreased by $0.2 million.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)
Other loan fees	$377	$310	$67	$623	$623	$—
Gains from loan sales, net	136	130	6	196	248	(52)
Document processing fees	122	138	(16)	223	244	(21)
Service charges	93	74	19	181	141	40
Other	323	220	103	1,119	513	606
Total non-interest income	$1,051	$872	$179	$2,342	$1,769	$573

Total non-interest income increased by $0.2 million for the three months ended June 30, 2022 compared to the same period in 2021. Other loan fees increased for the three months ended June 30, 2022 due to an increase in loan origination fee income. In addition, the increase in other income between the periods was a result of a $104 thousand gain on sale of other assets acquired through foreclosure during the three months ended June 30, 2022. Total non-interest income for the six months ended June 30, 2022 was $2.3 million, an increase of $0.6 million compared to $1.8 million for the six months ended June 30, 2021. The increase was primarily due to the recognition of $0.5 million of proceeds from a bank owned life insurance policy and the aforementioned $104 thousand gain on sale of other assets acquired through foreclosure that was recognized in other income during the Six Months Ended June 30, 2022.

 Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2022	2021		2022	2021
	(in thousands)
Salaries and employee benefits	$4,910	$4,379	$531	$9,775	$8,944	$831
Occupancy, net	1,021	780	241	2,018	1,559	459
Professional services	635	430	205	1,034	770	264
Data processing	307	332	(25)	617	672	(55)
Depreciation	179	198	(19)	362	403	(41)
FDIC assessment	164	121	43	335	212	123
Advertising and marketing	233	164	69	491	347	144
Stock based compensation	71	59	12	144	126	18
Other	592	206	386	307	496	(189)
Total non-interest expenses	$8,112	$6,669	$1,443	$15,083	$13,529	$1,554

Total non-interest expenses increased by $1.4 million and $1.6 million in the three and six month periods ended June 30, 2022, respectively, compared to the same periods in 2021.  The increase in non-interest expenses for the periods presented is primarily due to increases in salaries and employee benefits, occupancy expenses, and professional services. Salaries and employee benefits increased in the three and six months ended June 30, 2022 due to increased pressure on wages and benefits as a result of increased inflation and low unemployment. Occupancy costs also increased during the three and six month periods ended June 30, 2022 due to increased costs associated with contracted services expenses related to the Company's strategic outsourcing of many of its information technology department functions. Professional services expenses increased during the three and six months ended June 30, 2022 due to increased costs associated with audit and tax services. Other expenses increased by $0.4 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due primarily to an increase of $146 thousand in costs associated with other assets acquired through foreclosure and a reduction in the deferral of loan origination costs of $182 thousand associated with lower new loan origination volume in the current period.

During the year to date period ended June 30, 2022, we recorded other expenses of $0.3 million compared to other expenses of $0.5 million for the year to date period ended June 30, 2021. The year to date period in 2022 was impacted by recaptured loan collection and legal expenses of $1.0 million received from the settlement of a long-standing lawsuit with a former borrower in the first quarter of 2022. This expense recapture was partially offset by a decrease in the deferral of loan origination costs of $432 thousand associated with lower new loan origination volume in the current period.

Income Taxes

Income tax provision for the three and six months ended June 30, 2022 was $1.1 million and $2.4 million, respectively, compared to $1.4 million and $2.6 million in the same periods during 2021.  The combined state and federal effective income tax rates for the three months ended June 30, 2022 and 2021 were 28.7% and 28.0%, respectively, and for the  six months ended June 30, 2022 and 2021 were 27.0% and 28.4%, respectively. The lower effective tax rate for the year to date period in 2022 was the result of the fact that the income recorded from the proceeds from a bank owned life insurance policy in the first quarter of 2022 was non-taxable to the Company.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $4.5 million and $4.4 million at June 30, 2022 and December 31, 2021, respectively, are reported in other assets on the consolidated balance sheet.

Accounting standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.  Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized. There was no valuation allowance on deferred tax assets at June 30, 2022 or December 31, 2021.

ASC 740 also prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at June 30, 2022 and December 31, 2021.

BALANCE SHEET ANALYSIS

Total assets decreased $50.2 million to $1,106.8 million at June 30, 2022 from $1,157.1 million at December 31, 2021.  Net loans increased by $20.1 million to $901.8 million at June 30, 2022 from $881.7 million at December 31, 2021.  The majority of the loan increase was due to an increase in commercial real estate loans of $35.7 million and manufactured housing loans of $8.4 million, partially offset by decreases of $18.9 million in SBA loans primarily due to PPP loan payoffs and $4.6 million in commercial loans including commercial agriculture loans. The decrease in assets was also due to decreased cash and cash equivalents of $106.1 million primarily as a result of the use of these funds to purchase investment securities to take advantage of the higher yield on those assets and to pay down higher cost interest bearing deposits.

Total liabilities decreased $56.0 million to $999.7 million at June 30, 2022 from $1,055.7 million at December 31, 2021, mostly due to a decrease in deposits of $55.5 million. Interest-bearing demand deposits decreased by $61.6 million during the six months ended June 30, 2022, while total certificate of deposit accounts decreased by $22.6 million. These decreases were partially offset by an increase in non-interest bearing demand deposits of $26.8 million.

Total stockholders’ equity increased $5.8 million to $107.1 million at June 30, 2022 from $101.4 million at December 31, 2021.  The $6.6 million increase in retained earnings from net income was partially offset by a $1.3 million decrease from dividends paid on common stock for the six months ended June 30, 2022. Book value per common share was $12.25 at June 30, 2022 compared to $11.72 at December 31, 2021.

Selected Balance Sheet Accounts

	June 30, 2022	December31, 2021	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$102,276	$208,375	$(106,099)	(50.9)%
Investment securities available-for-sale	57,681	19,711	37,970	192.6%
Investment securities held-to-maturity	2,636	2,815	(179)	(6.4)%
Loans - held for sale	23,124	23,408	(284)	(1.2)%
Loans - held for investment, net	878,682	858,271	20,411	2.4%
Total assets	1,106,828	1,157,052	(50,224)	(4.3)%
Total deposits	894,664	950,131	(55,467)	(5.8)%
FHLB advances	90,000	90,000	-
Total stockholder's equity	107,142	101,375	5,767	5.7%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	June 30, 2022	December31, 2021
	(in thousands)
Manufactured housing	$305,749	$297,363
Commercial real estate	516,514	480,801
Commercial	50,645	55,287
SBA	4,785	23,659
HELOC	3,380	3,579
Single family real estate	9,090	8,749
Consumer	35	109
	890,198	869,547
Allowance for loan losses	(10,866)	(10,404)
Deferred costs, net	(703)	(838)
Discount on SBA loans	(32)	(34)
Other loans in process	85	—
Total loans held for investment, net	$878,682	$858,271

The Company had $23.1 million of loans held for sale at June 30, 2022 compared to $23.4 million at December 31, 2021.  Loans held for sale at June 30, 2022 consisted of $6.1 million SBA loans and $17.0 million commercial agriculture FSA guaranteed loans.  Loans held for sale at December 31, 2021, were $6.3 million SBA loans and $17.1 million commercial agriculture FSA guaranteed loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company originates manufactured housing, commercial, SBA, construction, real estate, and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of June 30, 2022 and December 31, 2021, manufactured housing loans comprised 33.5% and 33.3%, respectively, of total loans.  As of June 30, 2022 and December 31, 2021, commercial real estate loans accounted for approximately 56.6% and 53.8% of total loans, respectively.  Approximately 26.5% and 28.9% of these commercial real estate loans were owner-occupied at June 30, 2022 and December 31, 2021, respectively.  Substantially all of these loans are secured by first liens with average loan to value ratios  at origination of 53.2% and 53.8% at June 30, 2022 and December 31, 2021, respectively.  The Company was within established concentration policy limits at June 30, 2022 and December 31, 2021.

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

	June 30, 2022	December31, 2021
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$379	$565
Troubled debt restructured loans, gross	6,633	8,565
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.04%	0.06%
Net charge-offs (recoveries) (annualized) to average loans	(0.05)%	(0.04)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	2,867%	1,841%
Allowance for loan losses to gross loans	1.22%	1.20%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Loans 30 through 89 days past due with interest accruing	$2,627	$704
Loans 90 days or more past due with interest accruing	$—	$—

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of June 30, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,226	$215	$76	$45	$—	$412	$—	$3,974
Impaired loans with no allowance recorded	1,097	—	1,388	55	—	241	—	2,781
Total loans individually evaluated for impairment	4,323	215	1,464	100	—	653	—	6,755

Related allowance for impaired loans	183	17	1	1	—	10	—	212
Total impaired loans, net	$4,140	$198	$1,463	$99	$—	$643	$—	$6,543

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236

Related allowance for impaired loans	210	17	—	1	—	12	—	240
Total impaired loans, net	$4,711	$1,605	$1,590	$419	$—	$671	$—	$8,996

Total impaired loans decreased $2.5 million in the second quarter of 2022 compared to December 31, 2021.  This decrease was primarily in impaired commercial real estate and manufactured housing categories, which decreased by $1.4 million and $0.6 million, respectively.

The following table summarizes nonaccrual loans by loan segment:

	At June 30, 2022			At December 31, 2021
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$138	36.41%	0.02%	$306	54.16%	0.03%
Commercial real estate	—	0.00%	0.00%	—	0.00%	0.00%
Commercial	—	0.00%	0.00%	—	0.00%	0.00%
SBA	—	0.00%	0.00%	1	0.18%	0.00%
HELOC	—	0.00%	0.00%	—	0.00%	0.00%
Single family real estate	241	63.59%	0.03%	258	45.66%	0.03%
Consumer	—	—	—	—	—	—
Total nonaccrual loans	$379	100.00%	0.04%	$565	100.00%	0.06%

Nonaccrual loans decreased $0.2 million, or 33%, from $0.6 million at December 31, 2021 to $0.4 million at June 30, 2022.

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

Allowance For Loan Losses

The following table summarizes the allocation of allowance for loan losses by loan type.  However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allowance for loan losses:			(in thousands)
Balance at beginning of period	$10,547	$10,233	$10,404	$10,194
Provision (credit) charged to operating expenses:
Manufactured housing	190	(5)	1,335	(133)
Commercial real estate	53	88	(649)	338
Commercial	11	(98)	(499)	(379)
SBA	(10)	(20)	(241)	(49)
HELOC	(2)	(1)	13	(3)
Single family real estate	10	(5)	10	13
Consumer	—	—	(1)	(1)
Total Provision (credit)	252	(41)	(32)	(214)
Recoveries of loans previously charged-off:
Manufactured housing	28	12	35	151
Commercial real estate	21	20	40	40
Commercial	3	10	170	20
SBA	11	4	242	45
HELOC	4	1	6	3
Single family real estate	—	1	—	1
Consumer	—	—	1	—
Total recoveries	67	48	494	260
Loans charged-off:
Manufactured housing	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
SBA	—	—	—	—
HELOC	—	—	—	—
Single family real estate	—	—	—	—
Consumer	—	—	—	—
Total charged-off	—	—	—	—
Net charge-offs (recoveries)	(67)	(48)	(494)	(260)
Balance at end of period	$10,866	$10,240	$10,866	$10,240

Investment Securities

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits and to manage liquidity, capital, and interest rate risk.

The carrying value of investment securities was as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
U.S. government agency notes	$5,030	$5,508
U.S. government agency mortgage-backed securities ("MBS")	2,636	2,815
U.S. government agency collateralized mortgage obligations ("CMO")	4,182	4,883
U.S. Treasury securities	39,739	-
Corporate debt securities	8,730	9,320
Equity securities: Farmer Mac class A stock	196	248
Total	$60,513	$22,774

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$2,389	$2,572	$2,518	$2,614
Additions	—	—	—	136
Proceeds from dispositions	(232)	—	(372)	—
(Loss) gain on sales, net	93	—	104	(178)
Third-party portion of write down/loss	—	—	—	—
Balance, end of period	$2,250	$2,572	$2,250	$2,572

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense. The Company did not have any valuation allowances against foreclosed assets as of June 30, 2022 or December 31, 2021.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	June 30, 2022	December31, 2021	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest-bearing demand deposits	$236,696	$209,893	$26,803	12.8%
Interest-bearing demand deposits	475,869	537,508	(61,639)	(11.5)%
Savings	25,626	23,675	1,951	8.2%
Certificates of deposit ($250,000 or more)	8,688	17,612	(8,924)	(50.7)%
Other certificates of deposit	147,785	161,443	(13,658)	(8.5)%
Total deposits	$894,664	$950,131	$(55,467)	(5.8)%

Total deposits decreased to $894.7 million at June 30, 2022 from $950.1 million at December 31, 2021.  This decrease was primarily from a decrease in interest-bearing demand deposits and certificates of deposit. These decreases were largely the result of depositors that moved their accounts to institutions that were advertising higher rates on these types of accounts. These decreases were partially offset by an increase in non-interest bearing demand deposits.  Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep ("ICS").  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At June 30, 2022 and December 31, 2021, the Company had $95.2 million and $109.3 million, respectively, of CDARS and ICS deposits.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators.  CWB's available liquidity is represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities.  CWB manages its liquidity risk through operating, investing and financing activities. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. In order to ensure funds are available when necessary, on at least a quarterly basis CWB projects the amount of funds that will be required.

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

The Company through CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB fixed rate advances were  $90.0 million at June 30, 2022 and December 31, 2021.  The Company also had $46.0 million of letters of credit with FHLB at June 30, 2022 to secure public funds.  At June 30, 2022, CWB had pledged to the FHLB $51.6 million of securities and $260.7 million of loans.  At June 30, 2022, CWB had $40.3 million available for additional borrowing.  At December 31, 2021, CWB had pledged to the FHLB securities of $13.2 million at carrying value and $286.6 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of June 30, 2022 and December 31, 2021.  At June 30, 2022 and December 31, 2021, there were $263.1 million and $259.5 million of loans pledged to the FRB. CWB had $99.9 million and $119.0 million in borrowing capacity as of June 30, 2022 and December 31, 2021, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There was no amount outstanding as of June 30, 2022 and December 31, 2021.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 16.5% and 21.7% at June 30, 2022 and December 31, 2021, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, federal funds sold, and loans held for sale, divided by total assets.

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources for its liquidity.  CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends and interest payments on the other borrowings.  CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB and has the capability to issue equity and debt securities.  Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior approval.  During the three and six months ended June 30, 2022, CWBC declared and paid dividends of $0.7 million and $1.3 million, respectively.  On July 29, 2022, the Company's Board of Directors declared a $0.075 per share dividend payable August 31, 2022, to stockholders of record on August 12, 2022.  The Company anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced.

CWBC has a $5.0 million revolving line of credit.  The Company must maintain a compensating deposit account with the lender of $1 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3.0%.  At June 30, 2022, and December 31, 2021, the line of credit balance was zero.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and principal payments due on our contractual obligations excluding interest:

	At June 30, 2022
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Time deposits	$34,838	$121,635	$156,473
FHLB advances	-	90,000	90,000
Operating lease obligations	1,046	5,360	6,406
Total	$35,884	$216,995	$252,879

In the ordinary course of business, we enter into various transactions to meet financing needs of our customers, which, in accordance with generally accepted accounting principles, are not included in our consolidated balance sheets.  These transactions include off-balance sheet commitments, including commitments to extend credit and standby letters of credit.  The following table presents a summary of the Company's commitments to extend credit by expiration period.

	At June 30, 2022
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Loan commitments to extend credit	$42,354	58,254	$100,608
Standby letters of credit	-	-	-
Total	$42,354	58,254	$100,608

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,743,679 have been issued at June 30, 2022.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.  CWB is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a material effect on the Company's business and financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CWB must meet specific capital guidelines that involve quantitative measures of  its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2022 and December 31, 2021.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
June 30, 2022
CWB's actual regulatory ratios	12.23%	11.07%	11.07%	9.30%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2021
CWB's actual regulatory ratios	12.19%	11.02%	11.02%	8.56%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

There are no conditions or events since June 30, 2022 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

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

The Company expects to see continued volatility in the economic markets and government responses to inflation, the threat of a pending recession in the U.S. economy, and the Russian Federation invasion of Ukraine.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2022 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company made no repurchases of its common stock during the quarter ended June 30, 2022 and there was approximately $1.4 million that may yet be purchased under the Company's repurchase program.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 11, 2022	BY:/s/ Richard Pimentel
Richard Pimentel
Executive Vice President and Chief Financial Officer

On Behalf of Registrant and as a Duly Authorized Officer
and as Principal Financial and Accounting Officer