Form 10-Q
period 2022-09-30
COMMUNITY WEST BANCSHARES /
filed 2022-11-14
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock of the registrant issued and outstanding of 8,759,763 as of November 1, 2022.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3
Consolidated Income Statements for the three and nine months ended September 30, 2022 and 2021 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (unaudited)	5
Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	48
Item 4 – Controls and Procedures	49

Part II. Other Information
Item 1 – Legal Proceedings	50
Item 1A – Risk Factors	50
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3 – Defaults Upon Senior Securities	50
Item 4 – Mine Safety Disclosures	50
Item 5 – Other Information	50
Item 6 – Exhibits	51

Signatures	52

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks and federal funds sold	$1,806	$1,621
Interest-earning demand deposits in other financial institutions	49,489	206,754
Cash and cash equivalents	51,295	208,375
Investment securities - available-for-sale, at fair value; amortized cost of $58,192 at September 30, 2022 and $19,588 at December 31, 2021	57,115	19,711
Investment securities - held-to-maturity, at amortized cost; fair value of $2,452 at September 30, 2022 and $2,974 at December 31, 2021	2,596	2,815
Investment securities - measured at fair value; amortized cost of $66 at September 30, 2022 and December 31, 2021	198	248
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	4,533	4,441
Loans held for sale, at lower of cost or fair value	22,096	23,408

Loans held for investment	923,598	868,675
Allowance for loan losses	(11,113)	(10,404)
Total loans held for investment, net	912,485	858,271
Other assets acquired through foreclosure, net	2,250	2,518
Premises and equipment, net	6,332	6,576
Other assets	29,378	30,689
Total assets	$1,088,278	$1,157,052
Liabilities:
Deposits:
Non-interest bearing demand	$243,100	$209,893
Interest bearing demand	439,455	537,508
Savings	23,865	23,675
Certificates of deposit ($250,000 or more)	9,909	17,612
Other certificates of deposit	135,860	161,443
Total deposits	852,189	950,131
Federal Home Loan Bank advances	110,000	90,000
Other liabilities	16,268	15,546
Total liabilities	978,457	1,055,677

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,755,363 shares issued and outstanding at September 30, 2022 and 8,650,166 at December 31, 2021	45,566	44,431
Retained earnings	65,009	56,852
Accumulated other comprehensive (loss) income, net	(754)	92
Total stockholders’ equity	109,821	101,375
Total liabilities and stockholders’ equity	$1,088,278	$1,157,052

See the accompanying Notes to Unaudited Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:	(in thousands, except per share amounts)
Loans, including fees	$11,867	$11,576	$34,190	$33,865
Investment securities and other	787	259	1,670	676
Total interest and dividend income	12,654	11,835	35,860	34,541
Interest expense:
Deposits	528	708	1,598	2,221
Federal Home Loan Bank advances	203	198	593	663
Total interest expense	731	906	2,191	2,884
Net interest income	11,923	10,929	33,669	31,657
Provision (credit) for loan losses	298	7	266	(207)
Net interest income after provision (credit) for loan losses	11,625	10,922	33,403	31,864
Non-interest income:
Other loan fees	292	383	915	1,006
Gains from loan sales, net	49	118	245	366
Document processing fees	114	145	337	389
Service charges	114	77	295	218
Other	303	317	1,422	830
Total non-interest income	872	1,040	3,214	2,809
Non-interest expenses:
Salaries and employee benefits	4,823	4,541	14,784	13,611
Occupancy, net	1,046	802	3,064	2,361
Professional services	653	434	1,687	1,204
Data processing	302	292	919	964
Depreciation	173	191	535	594
FDIC assessment	131	127	466	339
Advertising and marketing	196	189	687	536
Other	286	284	551	780
Total non-interest expenses	7,610	6,860	22,693	20,389
Income before provision for income taxes	4,887	5,102	13,924	14,284
Provision for income taxes	1,409	1,467	3,851	4,077
Net income	$3,478	$3,635	$10,073	$10,207
Earnings per share:
Basic	$0.40	$0.42	$1.16	$1.19
Diluted	$0.39	$0.41	$1.13	$1.17
Weighted average number of common shares outstanding:
Basic	8,748	8,597	8,709	8,548
Diluted	8,915	8,777	8,883	8,699
Dividends declared per common share	$0.075	$0.070	$0.220	$0.200

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$3,478	$3,635	$10,073	$10,207
Other comprehensive (loss) income, net:
Unrealized (loss) income on securities available-for-sale (AFS), net (tax effect of $129, $5, $355 and $44 for each respective period presented)	(307)	(12)	(846)	103
Net other comprehensive (loss) income	(307)	(12)	(846)	103
Comprehensive income	$3,171	$3,623	$9,227	$10,310

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended September 30, 2022	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	(Loss) Income	Earnings	Equity
	(in thousands)
Balance, July 1, 2022	8,744	$45,402	$(447)	$62,187	$107,142
Net income	—	—	—	3,478	3,478
Exercise of stock options	11	93	—	—	93
Stock based compensation	—	71	—	—	71
Dividends on common stock	—	—	—	(656)	(656)
Other comprehensive loss, net	—	—	(307)	—	(307)
Balance, September 30, 2022	8,755	$45,566	$(754)	$65,009	$109,821

Three Months Ended September 30, 2021	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	(Loss) Income	Earnings	Equity
	(in thousands)
Balance, July 1, 2021	8,589	$43,780	$150	$51,527	$95,457
Net income	—	—	—	3,635	3,635
Exercise of stock options	27	225	—	—	225
Stock based compensation	—	63	—	—	63
Dividends on common stock	—	—	—	(601)	(601)
Other comprehensive loss, net	—	—	(12)	—	(12)
Balance, September 30, 2021	8,616	$44,068	$138	$54,561	$98,767

Nine Months Ended September 30, 2022	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	(Loss) Income	Earnings	Equity
	(in thousands)
Balance, January 1, 2022	8,650	$44,431	$92	$56,852	$101,375
Net income	—	—	—	10,073	10,073
Exercise of stock options	105	920	—	—	920
Stock based compensation	—	215	—	—	215
Dividends on common stock	—	—	—	(1,916)	(1,916)
Other comprehensive loss, net	—	—	(846)	—	(846)
Balance, September 30, 2022	8,755	$45,566	$(754)	$65,009	$109,821

Nine Months Ended September 30, 2021	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	(Loss) Income	Earnings	Equity
	(in thousands)
Balance, January 1, 2021	8,473	$42,909	$35	$46,063	$89,007
Net income	—	—	—	10,207	10,207
Exercise of stock options	143	970	—	—	970
Stock based compensation	—	189	—	—	189
Dividends on common stock	—	—	—	(1,709)	(1,709)
Other comprehensive income, net	—	—	103	—	103
Balance, September 30, 2021	8,616	$44,068	$138	$54,561	$98,767

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$10,073	$10,207
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	266	(207)
Depreciation	535	594
Stock based compensation	215	189
Deferred income taxes	124	(299)
Net (amortization) accretion of discounts and premiums for investment securities	(33)	54
Gains on:
Sale of other assets acquired through foreclosure, net	(104)	178
Sale of loans, net	(245)	(366)
Loans originated for sale, net of collections on loans held for sale	1,312	6,829
Changes in:
Investment securities measured at fair value	50	(68)
Servicing assets, net	45	(110)
Other assets	1,496	(202)
Other liabilities	722	209
Net cash provided by operating activities	14,456	17,008
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	1,791	3,189
Purchase of available-for-sale securities	(40,360)	(6,250)
Principal pay downs and maturities of held-to-maturity securities	217	1,657
Loan originations and principal collections, net	(54,235)	(39,322)
Purchase of FHLB stock	(92)	—
Redemption of FHLB stock	—	192
Purchase of premises and equipment, net	(291)	(97)
Proceeds from sale of other assets acquired through foreclosure, net	372	—
Net cash used in investing activities	(92,598)	(40,631)
Cash flows from financing activities:
Net (decrease) increase in deposits	(97,942)	165,757
Proceeds from FHLB advances	20,000	—
Repayment of FHLB advances	—	(15,000)
Proceeds from exercise of stock options	920	970
Cash dividends paid on common stock	(1,916)	(1,709)
Net cash (used in) provided by financing activities	(78,938)	150,018
Net (decrease) increase cash and cash equivalents	(157,080)	126,395
Cash and cash equivalents at beginning of period	208,375	60,540
Cash and cash equivalents at end of period	$51,295	$186,935
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,204	$3,033
Income taxes	3,945	4,107
Non-cash investing and financing activity:
Transfers of loans to other assets acquired through foreclosure, net	—	136

See the accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented.  Such adjustments are of a normal recurring nature.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.  The interim financial information should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the fair value of securities available-for-sale.  Although management believes these estimates to be reasonably accurate, actual amounts may differ.  In the opinion of management, all necessary adjustments have been reflected in the financial statements during their preparation.

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2021 and for the three and nine months ended September 30, 2021 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income or stockholders’ equity as previously reported.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to the lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture loans guaranteed by the USDA Farm Service Agency (“FSA”) and Small Business Association (“SBA”) loans.  The Company did not incur any lower of cost or fair value provision expense in the three and nine months ended September 30, 2022 and 2021.

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

Impaired loans:  A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and/or interest payments.  Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays or payment shortfalls on a case-by-case basis.  When determining the possibility of impairment, management considers the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For collateral-dependent loans, the Company uses the fair value of collateral method to measure impairment.  The collateral-dependent loans that recognize impairment are charged down to the fair value of the collateral less costs to sell.  All other loans are measured for impairment either based on the present value of future cash flows or the loan’s observable market price.

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

Doubtful - A loan classified Doubtful has all the weaknesses inherent in one classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

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

Other Assets Acquired Through Foreclosure, Net

Other assets acquired through foreclosure are recorded at fair value at the time of foreclosure less estimated costs to sell.  Any excess of loan balance over the fair value less estimated costs to sell of the other assets is charged-off against the allowance for loan losses.  Any excess of the fair value less estimated costs to sell over the loan balance is recorded as a loan loss recovery to the extent of the loan loss previously charged-off against the allowance for loan losses; and, if greater, recorded as a gain on foreclosed assets.  Subsequent to the legal ownership date, the Company periodically obtains a new valuation, and the asset is carried at the lower of carrying amount or fair value less estimated costs to sell.  Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

Income Taxes

The Company uses the asset and liability method, which recognizes an asset or liability representing the tax effects of future deductible or taxable amounts that have been recognized in the consolidated financial statements.  Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting.  These items represent “temporary differences.”  Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.  Any interest or penalties assessed by the taxing authorities are classified in the financial statements as income tax expense.  Deferred tax assets are included in other assets on the consolidated balance sheets.

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

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include outstanding stock options.

Recent Accounting Pronouncements

In June 2016, the FASB issued updated guidance codified within ASU-2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The standard is effective for the Company as of January 1, 2023. The Company has formed a subcommittee of its allowance for loan losses committee which is currently evaluating the impact of the amended guidance. In addition, the Company has analyzed its historical data and is running parallel calculations under different methods in order to refine its final methodology.

In March 2020, the FASB issued updated guidance codified within ASU-2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. The Company has limited exposure to LIBOR. The amendments in ASU 2020-04 were effective for all entities as of March 12, 2020 and may be applied prospectively to contract modifications made on or before December 31, 2022. The adoption of this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty that assess whether a modification has created a new loan. Additionally, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have not yet adopted ASC 326, the amendments in the ASU are effective when the requirements of ASC 326 are effective (which is for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years). The impact of ASU 2022-02 should be applied prospectively, or, for the recognition and measurement of TDRs, with a modified retrospective transition method. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements, however the required disclosures will be added to the consolidated financial statements when the standard is adopted on January 1, 2023.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$4,445	$35	$—	$4,480
U.S. government agency collateralized mortgage obligations (“CMO”)	4,567	4	(101)	4,470
U.S. Treasury securities	39,930	—	(135)	39,795
Corporate debt securities	9,250	—	(880)	8,370
Total	$58,192	$39	$(1,116)	$57,115

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$2,596	$6	$(150)	$2,452
Total	$2,596	$6	$(150)	$2,452

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$132	$—	$198
Total	$66	$132	$—	$198

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,476	$32	$—	$5,508
U.S. government agency CMO	4,862	31	(10)	4,883
Corporate debt securities	9,250	102	(32)	9,320
Total	$19,588	$165	$(42)	$19,711

Securities held-to-maturity
U.S. government agency MBS	$2,815	$159	$—	$2,974
Total	$2,815	$159	$—	$2,974

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$182	$—	$248
Total	$66	$182	$—	$248

At September 30, 2022 and December 31, 2021, securities with carrying values of $51.2 million and $13.2 million, respectively, were pledged to the Federal Home Loan Bank (“FHLB”) as collateral for current and future advances.

The maturity periods and weighted average yields of investment securities available-for-sale and held-to-maturity at the period ends indicated were as follows:

	September 30, 2022
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$533	2.09%	$3,947	2.92%	$4,480	2.82%
U.S. government agency CMO	—	—	—	—	—	—	4,470	3.40%	4,470	3.40%
U.S. Treasury securities	39,795	1.61%	—	—	—	—	—	—	39,795	1.61%
Corporate debt securities	—	—	—	—	8,370	3.74%	—	—	8,370	3.74%
Total	$39,795	1.61%	$—	—	$8,903	3.64%	$8,417	3.17%	$57,115	2.16%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$751	3.60%	$1,845	3.39%	$2,596	3.45%
Total	$—	—	$—	—	$751	3.60%	$1,845	3.39%	$2,596	3.45%

	December 31, 2021
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$661	0.59%	$4,847	1.30%	$—	—	$5,508	1.16%
U.S. government agency CMO	—	—	3,905	0.50%	978	0.83%	—	—	4,883	0.60%
Corporate debt securities	—	—	9,320	3.70%	—	—	—	—	9,320	3.70%
Total	$—	—	$13,886	2.70%	$5,825	1.20%	$—	—	$19,711	2.20%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,065	2.90%	$750	3.58%	$—	—	$2,815	3.06%
Total	$—	—	$2,065	2.90%	$750	3.58%	$—	—	$2,815	3.06%

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities maturities as of the periods presented are as shown below:

	September 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in less than one year	$39,930	$39,795	$—	$—
After one year through five years	—	—	13,786	13,886
After five years through ten years	9,781	8,903	5,802	5,825
After ten years	8,481	8,417	—	—
Total	$58,192	$57,115	$19,588	$19,711

Securities held-to-maturity
Due in less than one year	$—	$—	$—	$—
After one year through five years	—	—	2,065	2,137
After five years through ten years	751	707	750	837
After ten years	1,845	1,745	—	—
Total	$2,596	$2,452	$2,815	$2,974

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

As of September 30, 2022 and December 31, 2021, securities that are in an unrealized loss position and length of time that individual securities have been in a continuous loss position are summarized as follows:

	September 30, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$(87)	$3,122	$(14)	$640	$(101)	$3,762
U.S. Treasury securities	(135)	39,795	—	—	(135)	39,795
Corporate debt securities	(724)	7,026	(156)	1,344	(880)	8,370
Total	$(946)	$49,943	$(170)	$1,984	$(1,116)	$51,927

Securities held-to-maturity
U.S. government agency MBS	$(150)	$2,116	$—	$—	$(150)	$2,116
Total	$(150)	$2,116	$—	$—	$(150)	$2,116

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$—	$—	$(10)	$977	$(10)	$977
Corporate debt securities	(32)	2,968	—	—	(32)	2,968
Total	$(32)	$2,968	$(10)	$977	$(42)	$3,945

As of September 30, 2022 and December 31, 2021, there were 39 and 4 securities, respectively, in an unrealized loss position.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date, repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2022 and December 31, 2021, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.
3.	LOANS HELD FOR SALE AND LOANS SERVICED FOR OTHERS

As of September 30, 2022 and December 31, 2021, the Company had approximately $5.3 million and $6.3 million of SBA loans included in loans held for sale, respectively. The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock.  The primary products are supported by guarantees issued from the United States Department of Agriculture (“USDA”), USDA Farm Service Agency (“FSA”), and the USDA Business and Industry loan program. As of September 30, 2022 and December 31, 2021, the Company had $16.8 million and $17.1 million of USDA loans included in loans held for sale, respectively.

The unpaid balance of loan serviced for others as of the periods presented are as shown below:

	September 30, 2022	December 31, 2021
	(in thousands)
SBA	$2,112	$2,709
USDA, FSA, and USDA Business and Industry	735	745
Farmer Mac	154,006	142,677
Total loans serviced for others	$156,853	$146,131
4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Manufactured housing	$309,989	$297,363
Commercial real estate	544,373	480,801
Commercial	54,042	55,287
SBA	3,468	23,659
HELOC	3,373	3,579
Single family real estate	8,981	8,749
Consumer	323	109
Gross loans held for investment	924,549	869,547
Deferred fees, net	(920)	(838)
Discount on SBA loans	(31)	(34)
Loans held for investment	923,598	868,675
Allowance for loan losses	(11,113)	(10,404)
Loans held for investment, net	$912,485	$858,271

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:
	September 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$309,468	$389	$47	$—	$436	$85	$309,989	$—
Commercial real estate:
Commercial real estate	486,802	1,173	—	—	1,173	—	487,975	—
SBA 504 1st trust deed	13,107	—	—	—	—	—	13,107	—
Land	12,433	—	—	—	—	—	12,433	—
Construction	30,858	—	—	—	—	—	30,858	—
Commercial	53,960	82	—	—	82	—	54,042	—
SBA	2,703	—	765	—	765	—	3,468	—
HELOC	3,373	—	—	—	—	—	3,373	—
Single family real estate	8,827	—	—	—	—	154	8,981	—
Consumer	323	—	—	—	—	—	323	—
Total	$921,854	$1,644	$812	$—	$2,456	$239	$924,549	$—

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$296,715	$342	$—	$—	$342	$306	$297,363	$—
Commercial real estate:
Commercial real estate	431,062	—	—	—	—	—	431,062	—
SBA 504 1st trust deed	16,961	—	—	—	—	—	16,961	—
Land	7,185	—	—	—	—	—	7,185	—
Construction	25,593	—	—	—	—	—	25,593	—
Commercial	55,287	—	—	—	—	—	55,287	—
SBA	23,296	223	139	—	362	1	23,659	—
HELOC	3,579	—	—	—	—	—	3,579	—
Single family real estate	8,491	—	—	—	—	258	8,749	—
Consumer	109	—	—	—	—	—	109	—
Total	$868,278	$565	$139	$—	$704	$565	$869,547	$—

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed from interest income at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual and TDR loans for the three months ended September 30, 2022 and 2021, was $9 thousand and $35 thousand, respectively.  Foregone interest on nonaccrual and TDR loans for the nine months ended September 30, 2022 and 2021, was $32 thousand and $122 thousand, respectively.

Allowance for Loan Losses

The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2022	(in thousands)
Beginning balance	$3,976	$6,120	$594	$23	$37	$115	$1	$10,866
Charge-offs	—	—	—	(182)	—	—	—	(182)
Recoveries	88	20	13	4	6	—	—	131
Net (charge-offs) recoveries	88	20	13	(178)	6	—	—	(51)
Provision (credit) for loan losses	(77)	182	24	174	(6)	—	1	298
Ending balance	$3,987	$6,322	$631	$19	$37	$115	$2	$11,113

2021
Beginning balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	20	10	1	1	—	—	36
Net recoveries	4	20	10	1	1	—	—	36
Provision (credit) for loan losses	(25)	149	(15)	(87)	(2)	(13)	—	7
Ending balance	$2,609	$6,497	$1,015	$28	$24	$109	$1	$10,283

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2022	(in thousands)
Beginning balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404
Charge-offs	—	—	—	(182)	—	—	—	(182)
Recoveries	123	60	183	246	12	—	1	625
Net recoveries	123	60	183	64	12	—	1	443
Provision (credit) for loan losses	1,258	(467)	(475)	(67)	7	10	—	266
Ending balance	$3,987	$6,322	$631	$19	$37	$115	$2	$11,113

2021
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	155	60	30	46	4	1	—	296
Net recoveries	155	60	30	46	4	1	—	296
Provision (credit) for loan losses	(158)	487	(394)	(136)	(5)	—	(1)	(207)
Ending balance	$2,609	$6,497	$1,015	$28	$24	$109	$1	$10,283

As of September 30, 2022 and December 31, 2021, the Company had reserves for credit losses on undisbursed loans of $96 thousand and $94 thousand, respectively, which were included in other liabilities on the consolidated balance sheet.

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of September 30, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,058	$212	$72	$43	$—	$213	$—	$3,598
Impaired loans with no allowance recorded	1,120	—	1,331	18	—	153	—	2,622
Total loans individually evaluated for impairment	4,178	212	1,403	61	—	366	—	6,220
Loans collectively evaluated for impairment	305,811	544,161	52,639	3,407	3,373	8,615	323	918,329
Total loans held for investment	$309,989	$544,373	$54,042	$3,468	$3,373	$8,981	$323	$924,549
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,058	$212	$72	$43	$—	$213	$—	$3,598
Impaired loans with no allowance recorded	1,120	—	1,331	18	—	153	—	2,622
Total loans individually evaluated for impairment	4,178	212	1,403	61	—	366	—	6,220
Loans collectively evaluated for impairment	305,811	544,161	52,639	3,407	3,373	8,615	323	918,329
Total loans held for investment	$309,989	$544,373	$54,042	$3,468	$3,373	$8,981	$323	$924,549
Related Allowance for Loan Losses
Loans individually evaluated for impairment	166	17	1	1	—	9	—	194
Loans collectively evaluated for impairment	3,821	6,305	630	18	37	106	2	10,919
Total allowance for loan losses	$3,987	$6,322	$631	$19	$37	$115	$2	$11,113

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Loans collectively evaluated for impairment	292,442	479,179	53,697	23,239	3,579	8,066	109	860,311
Total loans held for investment	$297,363	$480,801	$55,287	$23,659	$3,579	$8,749	$109	$869,547
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$683	$—	$4,745
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	—	—	4,491
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Loans collectively evaluated for impairment	292,442	479,179	53,697	23,239	3,579	8,066	109	860,311
Total loans held for investment	$297,363	$480,801	$55,287	$23,659	$3,579	$8,749	$109	$869,547
Related Allowance for Loan Losses
Loans individually evaluated for impairment	210	17	—	1	—	12	—	240
Loans collectively evaluated for impairment	2,396	6,712	923	21	18	93	1	10,164
Total allowance for loan losses	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404

Included in impaired loans were $0.3 million of loans guaranteed by government agencies at December 31, 2021. There were no impaired loans guaranteed by government agencies at September 30, 2022.
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table below as “Impaired loans without specific valuation allowance under ASC 310.”  The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

The following tables summarize average investment in impaired loans by class of loans and the related interest income recognized:

	Three Months Ended September 30,
	2022		2021
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$4,198	$88	$4,961	$95
Commercial real estate: SBA 504 1st trust deed	213	4	1,533	4
Commercial	1,423	24	1,622	24
SBA	85	7	593	4
Single family real estate	488	6	1,512	10
Total	$6,407	$129	$10,221	$137

	Nine Months Ended September 30,
	2022		2021
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income
	(in thousands)
Manufactured housing	$4,503	$261	$5,683	$277
Commercial real estate: SBA 504 1st trust deed	525	12	1,615	48
Commercial	1,489	67	1,645	78
SBA	164	19	480	11
Single family real estate	577	19	1,913	91
Total	$7,258	$378	$11,336	$505

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
The following tables present gross loans by risk rating:

	September 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$308,897	$—	$1,092	$—	$309,989
Commercial real estate:
Commercial real estate	478,397	225	8,084	—	486,706
SBA 504 1st trust deed	12,632	—	475	—	13,107
Land	12,433	—	—	—	12,433
Construction	30,858	—	—	—	30,858
Commercial	47,439	2,787	2,670	—	52,896
SBA	839	—	—	—	839
HELOC	3,373	—	—	—	3,373
Single family real estate	8,823	—	158	—	8,981
Consumer	323	—	—	—	323
Total, net	904,014	3,012	12,479	—	919,505
Government guaranteed loans	4,384	—	660	—	5,044
Total	$908,398	$3,012	$13,139	$—	$924,549

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$295,810	$—	$1,553	$—	$297,363
Commercial real estate:
Commercial real estate	415,471	3,043	11,255	—	429,769
SBA 504 1st trust deed	14,646	—	2,315	—	16,961
Land	7,185	—	—	—	7,185
Construction	25,593	—	—	—	25,593
Commercial	50,372	26	2,265	—	52,663
SBA	1,891	—	114	—	2,005
HELOC	3,579	—	—	—	3,579
Single family real estate	8,487	—	262	—	8,749
Consumer	109	—	—	—	109
Total, net	823,143	3,069	17,764	$—	843,976
Government guaranteed loans	23,610	—	1,961	—	25,571
Total	$846,753	$3,069	$19,725	$—	$869,547

There were no loans classified as “Loss” at September 30, 2022 or December 31, 2021.

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

The total carrying amount of loans that were classified as TDRs at September 30, 2022 and December 31, 2021 was $6.3 million and $8.6 million, respectively. TDRs that were performing according to their modified terms as of September 30, 2022 and December 31, 2021 were $6.2 million and $8.4 million, respectively. For the three and nine months ended September 30, 2022, there was one new TDR loan with a balance of $122 thousand. This TDR had an immaterial impact on the allowance and provision for loan losses for the quarter and year-to-date periods. There were no new TDR loans during the three and nine months ended September 30, 2021.

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets.  The Company had no TDR loans with payment defaults for the three or nine months ended September 30, 2022 or 2021.

At September 30, 2022 there were no material loan commitments outstanding on TDR loans.
5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized to the extent that they are deemed to be recoverable and increase the value of the property; otherwise those costs are expensed. Costs related to holding the assets are charged to expense.  The balance of other assets acquired through foreclosure at September 30, 2022 and December 31, 2021 is primarily attributable to a single commercial agricultural relationship.

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$2,250	$2,572	$2,518	$2,614
Additions	—	—	—	136
Proceeds from dispositions	—	—	(372)	—
Gain (loss) on sales, net	—	—	104	(178)
Balance, end of period	$2,250	$2,572	$2,250	$2,572

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2022 or December 31, 2021.  The estimated fair value amounts for September 30, 2022 and December 31, 2021 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$198	$—	$—	$198
Investment securities available-for-sale
U.S. government agency notes	—	4,480	—	4,480
U.S. government agency collateralized mortgage obligations	—	4,470	—	4,470
U.S. Treasury securities	—	39,795	—	39,795
Corporate debt securities	—	8,370	—	8,370
Interest only strips	—	—	9	9
Servicing assets	—	—	34	34
Total	$198	$57,115	$43	$57,356

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$248	$—	$—	$248
Investment securities available-for-sale
U.S. government agency notes	—	5,508	—	5,508
U.S. government agency collateralized mortgage obligations	—	4,883	—	4,883
Corporate debt securities	—	9,320	—	9,320
Interest only strips	—	—	15	15
Servicing assets	—	—	1,600	1,600
Total	$248	$19,711	$1,615	$21,574

The change in Level 3 assets measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Servicing Assets:	(in thousands)
Balance, beginning of period	$36	35	$44	$43
Additions	—	—	—	—
Amortization	—	—	—	—
Valuation adjustments	(2)	9	(10)	1
Balance, end of period	$34	44	$34	$44

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

For certain servicing assets, the Company had elected to use the amortization method for the treatment of servicing assets and had measured for impairment on a periodic basis through a discounted cash flow analysis prepared by an independent third-party using industry prepayment speeds and discount rates.  In connection with the sale of certain SBA and USDA loans, the Company recorded servicing assets and elected to measure those assets at fair value in accordance with ASC 825-10.  Significant assumptions in the valuation of servicing assets include estimated loan repayment rates, the discount rate, and servicing costs, among others.  Servicing assets are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans held for sale, assets  acquired through foreclosure, and certain loans that are considered impaired per generally accepted accounting principles.

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2022:
Impaired loans	$3,404	$—	$3,404	$—
Other assets acquired through foreclosure	2,250	—	2,250	—
Total	$5,654	$—	$5,654	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2021:
Impaired loans	$3,785	$—	$3,785	$—
Other assets acquired through foreclosure	2,518	—	2,518	—
Total	$6,303	$—	$6,303	$—

The Company records certain loans at fair value on a non-recurring basis.  When a loan is considered impaired an allowance for a loan loss is established.  The fair value measurement and disclosure requirement applies to loans measured for impairment using the practical expedients method permitted by accounting guidance for impaired loans.  Impaired loans are measured at an observable market price, if available, or at the fair value of the loan’s collateral, if the loan is collateral dependent.  The fair value of the loan’s collateral is determined by appraisals or independent valuation.  When the fair value of the loan’s collateral is based on an observable market price or current appraised value, the appraisals may contain a wide range of values and accordingly, the Company classifies the fair value of the impaired loans as a non-recurring valuation within Level 2 of the valuation hierarchy.  Loans held for sale are carried at the lower of cost or fair value. For loans in which impairment is determined based on the net present value of cash flows, the Company classifies these as a non-recurring valuation within Level 3 of the valuation hierarchy.

Other assets acquired through foreclosure are carried at the lower of book value or fair value less estimated costs to sell.  Fair value is based upon independent market prices obtained from certified appraisers or the current listing price, if lower.  When the fair value of the collateral is based on a current appraised value, the Company reports the fair value of the foreclosed collateral as non-recurring Level 2.  When a current appraised value is not available or if management determines the fair value of the collateral is further impaired, the Company reports the foreclosed collateral as non-recurring Level 3.

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

The estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$51,295	$51,295	$—	$—	$51,295
FHLB and FRB stock	4,533	—	4,533	—	4,533
Investment securities - available-for-sale	57,115	—	57,115	—	57,115
Investment securities - held-to-maturity	2,596	—	2,452	—	2,452
Investment securities - measured at fair value	198	198	—	—	198
Loans, net and loans held for sale	934,581	—	894,582	3,404	897,986
Accrued interest receivable	5,328	—	5,328	—	5,328
Servicing assets	1,555	—	—	2,635	2,635
Interest only strips	9	—	—	9	9
Financial liabilities:
Deposits	852,189	—	847,583	—	847,583
FHLB advances	110,000	—	102,609	—	102,609
Accrued interest payable	45	—	45	—	45

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$208,375	$208,375	$—	$—	$208,375
FHLB and FRB stock	4,441	—	4,441	—	4,441
Investment securities - available-for-sale	19,711	—	19,711	—	19,711
Investment securities - held-to-maturity	2,815	—	2,974	—	2,974
Investment securities - measured at fair value	248	248	—	—	248
Loans, net and loans held for sale	881,679	—	870,868	5,452	876,320
Accrued interest receivable	5,841	—	5,841	—	5,841
Servicing assets	1,600	—	—	2,254	2,254
Interest only strips	15	—	—	15	15
Financial liabilities:
Deposits	950,131	—	948,648	—	948,648
FHLB advances	90,000	—	88,409	—	88,409
Accrued interest payable	58	—	58	—	58

7.	BORROWINGS

Federal Home Loan Bank Advances – The Company through the Bank has a blanket lien credit line with the FHLB.  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB advances were $110.0 million at September 30, 2022, with interest rates ranging from 0.76% to 3.18%. Total FHLB advances were $90.0 million at December 31, 2021, with interest rates ranging from 0.76% to 0.95%. The Company also had $29.0 million of letters of credit with FHLB at September 30, 2022 to secure public funds.  At September 30, 2022, CWB had pledged to the FHLB $51.2 million of securities and $237.2 million of loans.  At September 30, 2022, CWB had $36.4 million available for additional borrowing.  At December 31, 2021, CWB had pledged to the FHLB $13.2 million of securities and $286.6 million of loans. Total FHLB interest expense was $203 thousand and $593 thousand for the three and nine months ended September 30, 2022, respectively, and was $198 thousand and $663 thousand for the three and nine months ended September 30, 2021, respectively.

The following table presents the contractual maturities by year of FHLB advances as of  September 30, 2022 (in thousands):

Within one year	$20,000
After one through two years	—
After two through three years	90,000
Total	$110,000

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  At September 30, 2022 and December 31, 2021, there were $260.2 million and $259.5 million, respectively, of loans pledged to the FRB.  There were no outstanding FRB advances as of September 30, 2022 and December 31, 2021. Available borrowing capacity was $88.9 million and $119.0 million as of September 30, 2022 and December 31, 2021, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There were no amounts outstanding as of September 30, 2022 and December 31, 2021.

Line of Credit - In September of 2021, the Company entered into an unsecured line of credit agreement for up to $5.0 million at Prime + 0.25%.  The Company must maintain a compensating deposit with the lender of $1.0 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%.  The line of credit matured in September 2022 and the Company renewed the line of credit for an additional one-year term and increased the amount available to $10.0 million with no other changes to the financial terms or covenants. As of September 30, 2022  and December 31, 2021, there were no outstanding balances on the revolving line of credit.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(447)	$150	$92	$35
Other comprehensive (loss) income before reclassifications	(307)	(12)	(846)	103
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive (loss) income	(307)	(12)	(846)	103
Ending Balance	$(754)	$138	$(754)	$138

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2023.  Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share.  There were no repurchased shares of common stock under this program during the three and nine months ended September 30, 2022.

During the three and nine months ended September 30, 2022, the Company declared and paid common stock dividends of $0.7 million and $1.9 million, respectively. During the three and nine months ended September 30, 2021, the Company declared and paid common stock dividends of $0.6 and $1.7 million, respectively.

On October 28, 2022, the Company’s Board of Directors declared a $0.075 per share dividend payable on November 30, 2022, to stockholders of record on November 14, 2022.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2022 and December 31, 2021.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
September 30, 2022
CWB’s actual regulatory ratios	12.46%	11.30%	11.30%	9.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2021
CWB’s actual regulatory ratios	12.19%	11.02%	11.02%	8.56%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

There are no conditions or events since September 30, 2022 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$87	$59	$225	$171
Exchange fees and other service charges	129	125	379	345
Non-interest income (in-scope of ASC 606)	216	184	604	516
Non-interest income (out-of-scope of ASC 606)	656	856	2,610	2,293
Total	$872	$1,040	$3,214	$2,809

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of September 30, 2022 and December 31, 2021, the Company did not have any signficant contract balances.

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

The Company has operating leases for office space. The Company’s office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right-of-use asset until after exercise of the renewal option.  As of September 30, 2022 and December 31, 2021, the balance of the right-of-use assets was $5.4 million and $5.1 million, respectively, and the balance of lease liabilities were $5.5 million and $5.1 million, respectively.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying consolidated balance sheets.

	Nine Months Ended September 30,
	2022	2021
Lease cost:	(in thousands)
Operating lease cost	$1,008	$1,000
Sublease income	—	—
Total lease cost	$1,008	$1,000

Other information:
Operating cash flows from operating leases	$999	$1,068
Weighted average remaining lease term - operating leases	7.21 years	8.93 years
Weighted average discount rate - operating leases	3.25%	3.22%

Future minimum operating lease payments for the years shown are as follows (in thousands):

2022	$252
2023	1,014
2024	1,026
2025	976
2026	876
Thereafter	2,011
Total future minimum lease payments	$6,155
Less remaining imputed interest	685
Total lease liabilities	$5,470

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this “Form 10-Q”) contains certain forward-looking statements about the Company and the Bank that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about future financial and operational results, expectations, or intentions are forward-looking statements.  Such statements reflect management's current views of future events and operations.  These forward-looking statements are based on information currently available to the Company as of the date of this Form 10-Q.  It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control including, but not limited to, risks from the ongoing COVID-19 pandemic; wars and international conflicts including the current military actions involving the Russian Federation and Ukraine; the strength of the United States economy in general and of the local economies in which we conduct operations; the effect of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System; inflation, including the rising costs of oil and gas; supply chain interruptions; weather, natural disasters, climate change; increased unemployment; deterioration in credit quality of our loan portfolio and/or the value of the collateral securing the repayment of those loans; reduction in the value of our investment securities; the costs and effects of litigation and of adverse outcomes of such litigation; the cost and ability to attract and retain key employees; a breach of our operational or security systems, policies or procedures including cyber-attacks on us or third party vendors or service providers; regulatory or legal developments; United States tax policies, including our effective income tax rate; and our ability to implement and execute our business plan and strategy and expand our operations as provided therein. Actual results may differ materially from those set forth or implied in the forward-looking statements as a result of a variety of factors including the risk factors contained in documents filed by the Company with the Securities and Exchange Commission and are available in the “Investor Relations” section of our website, https://www.communitywest.com/sec-filings/documents.  The Company is under no obligation (and expressly disclaims any obligation) to update or alter such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

Financial Result Highlights for the Third Quarter of 2022

The significant factors impacting the Company’s third quarter earnings performance were:

•	Net income was $3.5 million, or $0.39 per diluted share in the third quarter of 2022, compared to $3.6 million, or $0.41 per diluted share in the third quarter of 2021.
•	Net interest income increased to $11.9 million for the third quarter of 2022 compared to $10.9 million in the third quarter of 2021.
•	A provision for loan losses of $298 thousand was recorded for the third quarter of 2022, compared to a provision for loan losses of $7 thousand for the third quarter of 2021.
•	Net interest margin was 4.39% for the third quarter of 2022, compared to 3.97% for the third quarter of 2021.
•	Return on average assets was 1.25% for the third quarter of 2022 compared to 1.28% for the third quarter of 2021.
•	Return on average equity was 12.65% for the third quarter of 2022 compared to 14.77% for the third quarter 2021.

•	Loans, net increased $54.9 million to $923.6 million at September 30, 2022, compared to $868.7 million at December 31, 2021.
•	Total assets decreased by $68.8 million at September 30, 2022 to $1.09 billion compared to $1.16 billion at December 31, 2021.
•
Total demand deposits decreased $64.7 million to $706.4 million at September 30, 2022, compared to $771.1 million at December 31, 2021. However, during the same period non-interest bearing demand deposits increased by $33.2 million to $243.1 million.

•	Book value per common share increased to $12.54 at September 30, 2022, compared to $11.72 at December 31, 2021.
•	Net non-accrual loans were $239 thousand at September 30, 2022, compared to $565 thousand at December 31, 2021.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2022 throughout the analysis sections of this report on Form 10-Q.

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

The Company maintains an allowance for loan losses ("ALL") at a level deemed appropriate by management to provide for known or probable incurred losses in the portfolio at the consolidated balance sheet date.  The determination of ALL requires estimates and assumptions in the preparation of the Company’s financial statements that can be particularly susceptible to significant change. The Company has implemented and adheres to an internal loan review system and loss allowance methodology designed to provide for the detection of problem loans and maintenance of an adequate allowance to cover loan losses. Management’s determination of the adequacy of ALL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on loans, current economic conditions, and other relevant factors in the areas in which the Company’s lending activities are based. These factors may affect the borrowers’ ability to pay and the value of the underlying collateral. The allowance is calculated by applying loss factors to loans held for investment according to loan type and loan credit classification. The loss factors are evaluated on a quarterly basis and established based primarily upon the Bank’s historical loss experience. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALL. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable incurred credit losses. Additions and reductions to the allowance are reflected in current operations. Charge-offs to the allowance are made when specific loans (or portions thereof) are considered uncollectible or are transferred to other assets acquired through foreclosure and the fair value of the property is less than the loan’s recorded investment. Recoveries are credited to the allowance.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)

Net income	$3,478	$3,635	$10,073	$10,207
Basic earnings per share	$0.40	$0.42	$1.16	$1.19
Diluted earnings per share	$0.39	$0.41	$1.13	$1.17
Net interest margin	4.39%	3.97%	4.09%	4.13%
Return on average assets	1.25%	1.28%	1.19%	1.29%
Return on average stockholders' equity	12.65%	14.77%	12.66%	14.49%

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest and dividend income	$12,654	$11,835	$819	$35,860	$34,541	$1,319
Interest expense	731	906	(175)	2,191	2,884	(693)
Net interest income	11,923	10,929	994	33,669	31,657	2,012
Provision (credit) for loan losses	298	7	291	266	(207)	473
Net interest income after provision (credit) for loan losses	11,625	10,922	703	33,403	31,864	1,539
Non-interest income	872	1,040	(168)	3,214	2,809	405
Non-interest expenses	7,610	6,860	750	22,693	20,389	2,304
Income before provision for income taxes	4,887	5,102	(215)	13,924	14,284	(360)
Provision for income taxes	1,409	1,467	(58)	3,851	4,077	(226)
Net income	$3,478	$3,635	$(157)	$10,073	$10,207	$(134)
Earnings per share - basic	$0.40	$0.42	$(0.02)	$1.16	$1.19	$(0.03)
Earnings per share - diluted	$0.39	$0.41	$(0.02)	$1.13	$1.17	$(0.04)

Interest Rates and Differentials

The following table illustrates average yields on interest earning assets and average rates on interest bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest Earning Assets	(in thousands)
Federal funds sold and interest earning deposits	$76,265	$401	2.09%	$182,182	$73	0.16%
Investment securities	65,148	386	2.35%	27,552	186	2.68%
Loans (1)	935,169	11,867	5.03%	882,058	11,576	5.21%
Total interest earning assets	1,076,582	12,654	4.66%	1,091,792	11,835	4.30%
Nonearning Assets
Cash and due from banks	2,177			2,162
Allowance for loan losses	(11,031)			(10,174)
Other assets	38,022			39,818
Total Assets	$1,105,750			$1,123,598
Interest Bearing Liabilities
Interest bearing demand deposits	465,317	325	0.28%	499,301	411	0.33%
Savings deposits	25,133	14	0.22%	21,335	18	0.33%
Time deposits	151,130	189	0.50%	188,512	279	0.59%
Total interest bearing deposits	641,580	528	0.33%	709,148	708	0.40%
FHLB advances	90,764	203	0.89%	90,000	198	0.87%
Total interest bearing liabilities	732,344	731	0.40%	799,148	906	0.45%
Non-interest Bearing Liabilities
Non-interest bearing demand deposits	248,538			211,017
Other liabilities	15,789			15,797
Stockholders' equity	109,079			97,636
Total Liabilities and Stockholders' Equity	$1,105,750			$1,123,598
Net interest income and margin (3)		$11,923	4.39%		$10,929	3.97%
Net interest spread (4)			4.26%			3.85%
Total cost of funds (including the effect of non-interest bearing demand deposits) (5)			0.30%			0.36%

(1)	Includes nonaccrual loans and loans held for sale.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.
(4)	Net interest spread represents average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(5)
Total cost of funds (including the effect of non-interest bearing demand deposits) is calculated by dividing total interest expense by the sum of total interest bearing liabilities and non-interest bearing demand deposits.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest Earning Assets	(in thousands)
Federal funds sold and interest earning deposits	$143,455	$812	0.76%	$115,265	$146	0.17%
Investment securities	45,903	858	2.50%	26,792	530	2.64%
Loans (1)	912,414	34,190	5.01%	883,280	33,865	5.13%
Total interest earning assets	1,101,772	35,860	4.35%	1,025,337	34,541	4.50%
Nonearning Assets
Cash and due from banks	2,177			2,148
Allowance for loan losses	(10,805)			(10,221)
Other assets	38,195			39,904
Total Assets	$1,131,339			$1,057,168
Interest Bearing Liabilities
Interest bearing demand deposits	493,332	917	0.25%	449,019	1,359	0.40%
Savings deposits	24,827	47	0.25%	20,244	58	0.38%
Time deposits	163,666	634	0.52%	182,267	804	0.59%
Total interest bearing deposits	681,825	1,598	0.31%	651,530	2,221	0.46%
FHLB advances	90,257	593	0.88%	95,806	663	0.93%
Total interest bearing liabilities	772,082	2,191	0.38%	747,336	2,884	0.52%
Non-interest Bearing Liabilities
Non-interest bearing demand deposits	236,531			199,861
Other liabilities	16,352			15,822
Stockholders' equity	106,374			94,149
Total Liabilities and Stockholders' Equity	$1,131,339			$1,057,168
Net interest income and margin (3)		$33,669	4.09%		$31,657	4.13%
Net interest spread (4)			3.97%			3.98%
Total cost of funds (including the effect of non-interest bearing demand deposits) (5)			0.29%			0.41%

(1)	Includes nonaccrual loans and loans held for sale.
(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.
(4)	Net interest spread represents average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(5)
Total cost of funds (including the effect of non-interest bearing demand deposits) is calculated by dividing total interest expense by the sum of total interest bearing liabilities and non-interest bearing demand deposits.

The table below sets forth the relative impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.  For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30, 2022 versus 2021			Nine Months Ended September 30, 2022 versus 2021
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest earning deposits	$(249)	$577	$328	$134	$532	$666
Investment securities	248	(48)	200	374	(46)	328
Loans, net	699	(408)	291	1,122	(797)	325
Total interest income	698	121	819	1,630	(311)	1,319

Interest expense:
Interest bearing demand deposits	(25)	(61)	(86)	87	(529)	(442)
Savings deposits	2	(6)	(4)	10	(21)	(11)
Time deposits	(52)	(38)	(90)	(77)	(93)	(170)
FHLB advances	1	4	5	(36)	(34)	(70)
Total interest expense	(74)	(101)	(175)	(16)	(677)	(693)
Net increase	$772	$222	$994	$1,646	$366	$2,012

(1)	Changes due to both volume and rate have been allocated proportionately between changes in volume and rate.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income.  Interest income for the three and nine months ended September 30, 2022 was $12.7 million and $35.9 million, respectively, compared to $11.8 million and $34.5 million for three and nine months ended September 30, 2021, respectively.  Total interest income in the three and nine months ended September 30, 2022 was positively impacted by an increase in the average outstanding balance of total loans as well as the purchase of $40.0 million of additional U.S. Treasury securities classified as available for sale during the second quarter. Interest income was also positively impacted by increases of 1.93% and 0.59% in the yield received on federal funds sold and interest earning deposits for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. These effects were partially offset by a decrease in the rates earned on outstanding loans, in part due to lower accretion of deferred fees related to PPP loans. The Company recognized $29 thousand and $0.6 million of income in interest and net fees related to PPP loans during the three and nine months ended September 30, 2022, compared to $1.1 million and $3.3 million for the three and nine months ended September 30, 2021. The annualized yield on interest-earning assets for the third quarter 2022 was 4.66% compared to 4.30% for the third quarter of 2021. The annualized yield on interest-earning assets for the nine months ended September 30, 2022 was 4.35% compared to 4.50% for the nine months ended September 30, 2021.

Interest expense for the third quarter and year-to-date periods ending September 30, 2022 was $0.7 million and $2.2 million, respectively. These amounts represented decreases of $0.2 million and $0.7 million, respectively, when compared to the comparable periods in 2021.  The decreases in interest expense compared to the prior year periods was primarily due to a decrease in the rates paid on deposit accounts. For the three and nine months ended September 30, 2022, the cost of interest bearing deposits was 0.33% and 0.31%, respectively, compared to 0.40% and 0.46% during the comparable periods in prior years. The decreases in rates reflect the Company's disciplined approach to deposit pricing.

The cost of borrowings was 0.89% and 0.87% for the three months ended September 30, 2022 and 2021, respectively. The increased cost of borrowings was the result of new and repricing advances from the FHLB during the period at higher rates. For the nine months ended September 30, 2022 and 2021, the cost of borrowings was 0.88% and 0.93%, respectively. The decrease in the cost of funds between the year to date periods was due to the maturity of advances with a higher interest rate, which were replaced by lower-costing advances.

Including the impact of non-interest bearing deposits, the total cost of funds was 0.30% for the third quarter 2022 compared to 0.36% for the third quarter of 2021.  Year-to-date total cost of funds for the nine months ended September 30, 2022 was 0.29% compared to 0.41% for the first nine months of 2021.

The net impact of the changes in yields on interest earning assets and the rates paid on interest-bearing liabilities was an increase in the interest margin for the three months ended September 30, 2022 to 4.39% compared to 3.97% for the three months ended September 30, 2021.  The net impact of the changes in yields on interest earning assets and the rates paid on interest bearing liabilities was a decrease in the interest margin for the nine months ended September 30, 2022 to 4.09% compared to 4.13% for the nine months ended September 30, 2021.

Provision for loan losses

The provision (or credit) for loan losses in each period is reflected as a charge against earnings in that period.  The provision for loan losses is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio.  The provision for loan losses was $298 thousand and $7 thousand for the three months ended September 30, 2022 and 2021, respectively. The increase in the provision for loan losses expense for the third quarter 2022 compared to the third quarter of 2021 was primarily due to an increase in the outstanding balance of loans and the increase in net charge offs during the period. The Company’s allowance was 1.20% of loans held for investment at September 30, 2022 compared to 1.20% at December 31, 2021.

The provision (credit) for loan losses for the nine months ended September 30, 2022 was $266 thousand compared to $(207) thousand for the nine months ended September 30, 2021. The change during the periods was primarily due to an increase in the outstanding balance of loans and the increase in net charge offs during the period.

The following schedule summarizes the provision, charge-offs, and recoveries by loan category for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2022	(in thousands)
Beginning balance	$3,976	$6,120	$594	$23	$37	$115	$1	$10,866
Charge-offs	—	—	—	(182)	—	—	—	(182)
Recoveries	88	20	13	4	6	—	—	131
Net recoveries	88	20	13	(178)	6	—	—	(51)
Provision (credit)	(77)	182	24	174	(6)	—	1	298
Ending balance	$3,987	$6,322	$631	$19	$37	$115	$2	$11,113

2021
Beginning balance	$2,630	$6,328	$1,020	$114	$25	$122	$1	$10,240
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	20	10	1	1	—	—	36
Net recoveries	4	20	10	1	1	—	—	36
Provision (credit)	(25)	149	(15)	(87)	(2)	(13)	—	7
Ending balance	$2,609	$6,497	$1,015	$28	$24	$109	$1	$10,283

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2022	(in thousands)
Beginning balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404
Charge-offs	—	—	—	(182)	—	—	—	(182)
Recoveries	123	60	183	246	12	—	1	625
Net recoveries	123	60	183	64	12	—	1	443
Provision (credit)	1,258	(467)	(475)	(67)	7	10	—	266
Ending balance	$3,987	$6,322	$631	$19	$37	$115	$2	$11,113

2021
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	155	60	30	46	4	1	—	296
Net recoveries	155	60	30	46	4	1	—	296
Provision (credit)	(158)	487	(394)	(136)	(5)	—	(1)	(207)
Ending balance	$2,609	$6,497	$1,015	$28	$24	$109	$1	$10,283

The percentage of nonaccrual loans to the total loan portfolio has decreased to 0.03% as of September 30, 2022 from 0.06% at December 31, 2021.

The allowance for loan losses compared to nonaccrual loans has increased to 4,650% as of September 30, 2022 from 1,841% as of December 31, 2021.  Total past due loans increased to $2.5 million as of September 30, 2022 from $0.7 million as of December 31, 2021. The majority of the increase in past due loans during the period between December 31, 2021 and September 30, 2022 is in the 30-59 days past due bucket. During this same period, the balance of loans that were graded as special mention, substandard, or doubtful decreased by $6.6 million and nonaccrual loans decreased by $0.3 million.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers.

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in thousands)
Other loan fees	$292	$383	$(91)	$915	$1,006	$(91)
Gains from loan sales, net	49	118	(69)	245	366	(121)
Document processing fees	114	145	(31)	337	389	(52)
Service charges	114	77	37	295	218	77
Other	303	317	(14)	1,422	830	592
Total non-interest income	$872	$1,040	$(168)	$3,214	$2,809	$405

Total non-interest income decreased by $0.2 million for the three months ended September 30, 2022 compared to the same period in 2021. Other loan fees decreased for the three months ended September 30, 2022 due to lower fee income related to the origination of Farmer Mac loans. In addition, the decrease in other income between the periods was a result of lower gains from loan sales during the period as a result of a lower volume of loans sold compared to the same period in the prior year. Total non-interest income for the nine months ended September 30, 2022 was $3.2 million, an increase of $0.4 million compared to $2.8 million for the nine months ended September 30, 2021. The increase was primarily due to the recognition of $0.5 million of proceeds from a bank owned life insurance policy and a $104 thousand gain on sale of other assets acquired through foreclosure that was recognized in other income during the nine months ended September 30, 2022.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in thousands)
Salaries and employee benefits	$4,823	$4,541	$282	$14,784	$13,611	$1,173
Occupancy, net	1,046	802	244	3,064	2,361	703
Professional services	653	434	219	1,687	1,204	483
Data processing	302	292	10	919	964	(45)
Depreciation	173	191	(18)	535	594	(59)
FDIC assessment	131	127	4	466	339	127
Advertising and marketing	196	189	7	687	536	151
Other	286	284	2	551	780	(229)
Total non-interest expenses	$7,610	$6,860	$750	$22,693	$20,389	$2,304

Total non-interest expenses increased by $0.8 million and $2.3 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.  The increase in non-interest expenses for the periods presented is primarily due to increases in salaries and employee benefits, occupancy expenses, and professional services. Salaries and employee benefits increased in the three and nine months ended September 30, 2022 due to increased pressure on wages and benefits as a result of increased inflation and low unemployment. Occupancy costs and professional services also increased during the three and nine month periods ended September 30, 2022 due to increased costs associated with contracted services and expenses related to the Company's strategic outsourcing of many of its information technology department services and functions.

During the year-to-date period ended September 30, 2022, the Company recorded other expenses of $0.6 million compared to other expenses of $0.8 million for the-year-to-date period ended September 30, 2021. The three and nine month periods in 2022 were impacted by recaptured loan collection and legal expenses of $132 thousand and $1.1 million, respectively, received from the settlement of a long-standing lawsuit with a former borrower. This expense recapture was partially offset by a decrease in the deferral of loan origination costs of $522 thousand associated with lower new loan origination volume in the current period.

Income Taxes

Income tax provision for the three and nine months ended September 30, 2022 was $1.4 million and $3.9 million, respectively, compared to $1.5 million and $4.1 million in the same periods during 2021.  The combined state and federal effective income tax rates for the three months ended September 30, 2022 and 2021 were 28.8% and 28.8%, respectively, and for the  nine months ended September 30, 2022 and 2021 were 27.7% and 28.5%, respectively. The lower effective tax rate for the year-to-date period in 2022 was the result of the fact that the income recorded from the proceeds from a bank owned life insurance policy in the first quarter of 2022 was non-taxable to the Company.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets of $4.6 million and $4.4 million at September 30, 2022 and December 31, 2021, respectively, are reported in other assets on the consolidated balance sheet.

Accounting standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized.  Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized. There was no valuation allowance on our deferred tax assets at September 30, 2022 or December 31, 2021.

ASC 740 also prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions.  There were no uncertain tax positions at September 30, 2022 and December 31, 2021.

BALANCE SHEET ANALYSIS

Total assets decreased $68.8 million to $1.1 billion at September 30, 2022 from $1.2 billion at December 31, 2021.  The decrease in total assets was mainly due to a decrease of $157.1 million in cash and cash equivalents that were used to pay down higher cost interest bearing deposits. However, partially offsetting this decrease, net loans held for investment increased by $54.2 million as of September 30, 2022. The majority of the increase in loans held for investment was a result of an increase in commercial real estate loans of $63.6 million and manufactured housing loans of $12.6 million, partially offset by a decrease of $20.2 million in SBA loans primarily due to SBA forgiveness and payoff of PPP loans.

Total liabilities decreased $77.2 million to $978.5 million at September 30, 2022 from $1.1 billion at December 31, 2021, mostly due to a decrease in deposits of $97.9 million. Interest bearing demand deposits decreased by $98.1 million and total certificates of deposits decreased by $33.3 million during the nine months ended September 30, 2022. These decreases were partially offset by an increase in non-interest bearing demand deposits of $33.2 million during the same time period.

Total stockholders’ equity increased $8.4 million to $109.8 million at September 30, 2022 from $101.4 million at December 31, 2021.  The $10.1 million increase in retained earnings from net income was partially offset by a $1.9 million decrease as a result of dividends paid on common stock for the nine months ended September 30, 2022. Book value per common share was $12.54 at September 30, 2022 compared to $11.72 at December 31, 2021.

Selected Balance Sheet Accounts

	September 30, 2022	December 31, 2021	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$51,295	$208,375	$(157,080)	(75.4)%
Investment securities available-for-sale	57,115	19,711	37,404	189.8%
Investment securities held-to-maturity	2,596	2,815	(219)	(7.8)%
Loans held for sale	22,096	23,408	(1,312)	(5.6)%
Loans held for investment, net	912,485	858,271	54,214	6.3%
Total assets	1,088,278	1,157,052	(68,774)	(5.9)%
Total deposits	852,189	950,131	(97,942)	(10.3)%
FHLB advances	110,000	90,000	20,000	22.2%
Total stockholder's equity	109,821	101,375	8,446	8.3%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	September 30, 2022	December 31, 2021
	(in thousands)
Manufactured housing	$309,989	$297,363
Commercial real estate	544,373	480,801
Commercial	54,042	55,287
SBA	3,468	23,659
HELOC	3,373	3,579
Single family real estate	8,981	8,749
Consumer	323	109
Gross loans held for investment	924,549	869,547
Deferred costs, net	(920)	(838)
Discount on SBA loans	(31)	(34)
Loans held for investment	923,598	868,675
Allowance for loan losses	(11,113)	(10,404)
Loans held for investment, net	$912,485	$858,271

The Company had $22.1 million of loans held for sale at September 30, 2022 compared to $23.4 million at December 31, 2021.  Loans held for sale at September 30, 2022 consisted of $5.3 million SBA loans and $16.8 million commercial agriculture FSA guaranteed loans.  Loans held for sale at December 31, 2021, were $6.3 million SBA loans and $17.1 million commercial agriculture FSA guaranteed loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California.  The Company monitors concentrations within selected categories such as geography and product.  The Company originates manufactured housing, commercial, SBA, construction, real estate, and consumer loans to customers through branch offices located in the Company’s primary markets.  The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas.  As of September 30, 2022 and December 31, 2021, manufactured housing loans comprised 33.5% and 34.2%, respectively, of total loans.  As of September 30, 2022 and December 31, 2021, commercial real estate loans accounted for approximately 58.9% and 55.3% of total loans, respectively.  Approximately 27.0% and 28.9% of these commercial real estate loans were owner-occupied at September 30, 2022 and December 31, 2021, respectively.  Substantially all of these loans are secured by first liens with average loan to value ratios  at origination of 50.9% and 53.8% at September 30, 2022 and December 31, 2021, respectively.  The Company was within internally established concentration policy limits at September 30, 2022 and December 31, 2021.

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

	September 30, 2022	December 31, 2021
	(in thousands)
Nonaccrual loans (net of government guaranteed portion)	$239	$565
Troubled debt restructured loans, gross	6,317	8,565
Nonaccrual loans (net of government guaranteed portion) to gross loans	0.03%	0.06%
Net charge-offs (recoveries) (annualized) to average loans	(0.06)%	(0.04)%
Allowance for loan losses to nonaccrual loans (net of government guaranteed portion)	4,650%	1,841%
Allowance for loan losses to gross loans	1.20%	1.20%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Loans 30 through 89 days past due with interest accruing	$2,456	$704
Loans 90 days or more past due with interest accruing	$—	$—

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of September 30, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,058	$212	$72	$43	$—	$213	$—	$3,598
Impaired loans with no allowance recorded	1,120	—	1,331	18	—	153	—	2,622
Total loans individually evaluated for impairment	4,178	212	1,403	61	—	366	—	6,220

Related allowance for impaired loans	166	17	1	1	—	9	—	194
Total impaired loans, net	$4,012	$195	$1,402	$60	$—	$357	$—	$6,026

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236

Related allowance for impaired loans	210	17	—	1	—	12	—	240
Total impaired loans, net	$4,711	$1,605	$1,590	$419	$—	$671	$—	$8,996

Total impaired loans decreased $3.0 million as of September 30, 2022 compared to December 31, 2021.  This decrease was primarily in impaired commercial real estate and manufactured housing categories, which decreased by $1.4 million and $0.7 million, respectively.

The following table summarizes nonaccrual loans by loan segment:

	At September 30, 2022			At December 31, 2021
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$85	35.56%	0.01%	$306	54.16%	0.03%
SBA	—	0.00%	0.00%	1	0.18%	0.00%
Single family real estate	154	64.44%	0.02%	258	45.66%	0.03%
Total nonaccrual loans	$239	100.00%	0.03%	$565	100.00%	0.06%

Nonaccrual loans decreased $0.3 million, or 58.0%, from $0.6 million at December 31, 2021 to $0.2 million at September 30, 2022.

CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Allowance For Loan Losses

The following table summarizes the activity in the allowance for loan losses by loan type.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance for loan losses:			(in thousands)
Balance at beginning of period	$10,866	$10,240	$10,404	$10,194
Provision (credit) charged to operating expenses:
Manufactured housing	(77)	(25)	1,258	(158)
Commercial real estate	182	149	(467)	487
Commercial	24	(15)	(475)	(394)
SBA	174	(87)	(67)	(136)
HELOC	(6)	(2)	7	(5)
Single family real estate	—	(13)	10	—
Consumer	1	—	—	(1)
Total Provision (credit)	298	7	266	(207)
Recoveries of loans previously charged-off:
Manufactured housing	88	4	123	155
Commercial real estate	20	20	60	60
Commercial	13	10	183	30
SBA	4	1	246	46
HELOC	6	1	12	4
Single family real estate	—	—	—	1
Consumer	—	—	1	—
Total recoveries	131	36	625	296
Loans charged-off:
Manufactured housing	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
SBA	182	—	182	—
HELOC	—	—	—	—
Single family real estate	—	—	—	—
Consumer	—	—	—	—
Total charged-off	182	—	182	—
Net charge-offs (recoveries)	51	(36)	(443)	(296)
Balance at end of period	$11,113	$10,283	$11,113	$10,283

Investment Securities

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits and to manage liquidity, capital, and interest rate risk.

The carrying value of investment securities was as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Securities available for sale (at fair value)
U.S. government agency notes	$4,480	$5,508
U.S. government agency CMO	4,470	4,883
U.S. Treasury securities	39,795	-
Corporate debt securities	8,370	9,320
Total securities available for sale	57,115	19,711

Securities held to maturity (at amortized cost): US government agency MBS	2,596	2,815
Equity securities (at fair value): Farmer Mac class A stock	198	248
Total investment securities	$59,909	$22,774

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$2,250	$2,572	$2,518	$2,614
Additions	—	—	—	136
Proceeds from dispositions	—	—	(372)	—
Gain (loss) on sales, net	—	—	104	(178)
Balance, end of period	$2,250	$2,572	$2,250	$2,572

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized to the extent that they are deemed to be recoverable and increase the value of the property; otherwise those costs are expensed. Costs related to holding the assets are charged to expense. The Company did not have any valuation allowances against foreclosed assets as of September 30, 2022 or December 31, 2021.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	September 30, 2022	December 31, 2021	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Non-interest bearing demand deposits	$243,100	$209,893	$33,207	15.8%
Interest bearing demand deposits	439,455	537,508	(98,053)	(18.2)%
Savings	23,865	23,675	190	0.8%
Certificates of deposit ($250,000 or more)	9,909	17,612	(7,703)	(43.7)%
Other certificates of deposit	135,860	161,443	(25,583)	(15.8)%
Total deposits	$852,189	$950,131	$(97,942)	(10.3)%

Total deposits decreased to $852.2 million at September 30, 2022 from $950.1 million at December 31, 2021.  This decrease was primarily from a decrease in interest bearing demand deposits and certificates of deposit. These decreases were largely the result of depositors that moved their accounts to institutions that were advertising higher rates on these types of accounts. Decreases in these categories were partially offset by an increase in non-interest bearing demand deposits.

Deposits are the primary source of funding the Company’s asset growth.  In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep ("ICS").  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits.  At September 30, 2022 and December 31, 2021, the Company had $73.9 million and $109.3 million, respectively, of CDARS and ICS deposits.

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

The Company through CWB has a blanket lien credit line with the Federal Home Loan Bank (“FHLB”).  FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities.  Total FHLB fixed rate advances were $110.0 million at September 30, 2022 and $90.0 million at December 31, 2021.  The Company also had $29.0 million of letters of credit with FHLB at September 30, 2022 to secure public funds.  At September 30, 2022, CWB had pledged to the FHLB $51.2 million of securities and $237.2 million of loans.  At September 30, 2022, based on the amounts of loans and securities pledged, CWB had $36.4 million available for additional borrowing.  At December 31, 2021, CWB had pledged to the FHLB securities with a carrying value of $13.2 million and $286.6 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of September 30, 2022 and December 31, 2021.  At September 30, 2022 and December 31, 2021, there were $260.2 million and $259.5 million of loans pledged to the FRB. CWB had $88.9 million and $119.0 million in borrowing capacity as of September 30, 2022 and December 31, 2021, respectively.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There were no borrowings outstanding under these agreements as of September 30, 2022 and December 31, 2021.

The Company continues to face strong competition for core deposits.  The liquidity ratio of the Company was 12.0% and 21.7% at September 30, 2022 and December 31, 2021, respectively.  The Company’s liquidity ratio fluctuates in conjunction with loan funding demands.  The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available-for-sale investments, federal funds sold, and loans held for sale, divided by total assets.

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources for its liquidity.  CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends and interest payments on the other borrowings.  CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB and has the capability to issue equity and debt securities.  Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior approval.  During the three and nine months ended September 30, 2022, CWBC declared and paid dividends of $0.7 million and $1.9 million, respectively.  On October 28, 2022, the Company's Board of Directors declared a $0.075 per share dividend payable on November 30, 2022, to stockholders of record on November 14, 2022.  The Company anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced.

CWBC has a $10.0 million revolving line of credit.  The Company must maintain a compensating deposit account with the lender of $1 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to one, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3.0%.  At September 30, 2022, and December 31, 2021, the line of credit balance was zero. The Company was in compliance with all of the required debt covenants at September 30, 2022 and December 31, 2021.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and principal payments due on our contractual obligations excluding interest:

	At September 30, 2022
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Time deposits	$19,812	$125,957	$145,769
FHLB advances	20,000	90,000	110,000
Operating lease obligations	1,013	5,143	6,155
Total	$40,825	$221,100	$261,924

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

	At September 30, 2022
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Loan commitments to extend credit	$49,720	54,364	$104,084
Standby letters of credit	-	-	-
Total	$49,720	54,364	$104,084

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company.  Capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds.  Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities.  The Company has the capacity to issue 60,000,000 shares of common stock of which 8,755,363 have been issued at September 30, 2022.  Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.  CWB is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a material effect on the Company's business and financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CWB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2022 and December 31, 2021.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
September 30, 2022
CWB's actual regulatory ratios	12.46%	11.30%	11.30%	9.83%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

December 31, 2021
CWB's actual regulatory ratios	12.19%	11.02%	11.02%	8.56%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

There are no conditions or events since September 30, 2022 that management believes have changed the Company’s or the Bank’s risk-based capital category. The Company is closely monitoring capital levels in light of the COVID-19 pandemic, and the potential impact of its effect upon earnings.

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

The Company expects to see continued volatility in the economic markets and government responses to inflation, rising interest rates, the threat of a pending recession in the U.S. economy, and the Russian Federation invasion of Ukraine.  These changing conditions and governmental responses could have impacts on the consolidated balance sheets and consolidated income statements of the Company.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2022 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various other litigation matters of a routine nature that are being handled and defended in the ordinary course of the Company’s business.  In the opinion of management, based in part on consultation with legal counsel, the resolution of these litigation matters is not expected to have a material impact on the Company’s financial position or results of operations.

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

The Company made no repurchases of its common stock during the quarter ended September 30, 2022 and there was approximately $1.4 million that may yet be purchased under the Company's repurchase program.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 10, 2022	BY:	/s/ Richard Pimentel
Richard Pimentel
Executive Vice President and Chief Financial Officer

On Behalf of Registrant and as a Duly Authorized Officer
and as Principal Financial and Accounting Officer