Form 10-K
period 2022-12-31
COMMUNITY WEST BANCSHARES /
filed 2023-03-31
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock, held by non-affiliates of the registrant was $102,042,120 based on the June 30, 2022 closing price of $14.3100 per common share, as reported on the Nasdaq Global Market. For purposes of the foregoing computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2023, 8,835,143 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2023 Annual Meeting of Stockholders to be held on or about May 25, 2023, which information is incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains certain forward-looking statements about the Company and the Bank that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about future financial and operational results, expectations, or intentions are forward-looking statements. Such statements reflect management's current views of future events and operations. These forward-looking statements are based on information currently available to the Company as of the date of this Form 10-K. It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control including, but not limited to, risks related to liquidity of banking institutions both domestically and internationally, the reduction in the value of securities portfolios due to rising interest rates, and bank failures recently experienced in the financial sector, from the ongoing COVID-19 pandemic, wars and international conflicts, including the current military actions involving the Russian Federation and Ukraine, the strength of the United States economy in general and of the local economies in which we conduct operations, the effect of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System, inflation, including the rising costs of oil and gas, supply chain interruptions, weather, natural disasters, climate change, increased unemployment, deterioration in credit quality of our loan portfolio and/or the value of the collateral securing the repayment of those loans, reduction in the value of our investment securities, the costs and effects of litigation and of adverse outcomes of such litigation, the cost and ability to attract and retain key employees, a breach of our operational or security systems, policies or procedures including cyber-attacks on us or third party vendors or service providers, regulatory or legal developments, United States tax policies, including our effective income tax rate, and our ability to implement and execute our business plan and strategy and expand our operations as provided therein. Actual results may differ materially from those set forth or implied in the forward-looking statements as a result of a variety of factors including the risk factors contained in documents filed by the Company with the Securities and Exchange Commission and are available in the “Investor Relations” section of our website, https://www.communitywest.com/sec-filings/documents/default.aspx.

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see "Item 1A - Risk Factors” in this Form10-K. Forward-looking statements speak only as of the date they are made. The Company does not undertake any obligations to (and expressly disclaims an obligation to) update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made, except as required by law.

Purpose

The following discussion is designed to provide insight into the financial condition and results of operations of Community West Bancshares (“CWBC”) and its wholly owned subsidiary, Community West Bank N.A (“CWB” or the “Bank”) which includes 445 Pine Investments, LLC the Bank's wholly owned limited liability corporation ("445 Pine"). Unless otherwise stated, the Company refers to CWBC and CWB as a consolidated entity. References to “CWBC" or to the “holding company,” refer to Community West Bancshares, the parent company, on a stand-alone basis. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements for the years ended December 31, 2022 and 2021, herein referred to as the “Consolidated Financial Statements”.

ITEM 1.	BUSINESS

GENERAL

Community West Bancshares, a California corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or “BHCA,” with corporate headquarters in Goleta, California. CWBC's common stock is listed on Nasdaq under the trading symbol "CWBC". CWBC's principal business is to serve as the holding company for its wholly owned subsidiary Community West Bank, N.A. ("CWB"), a national banking association chartered by the Office of the Comptroller of the Currency (“OCC”). Through CWB, the Company provides a variety of financial products and services to customers through seven full-service branch offices in the cities of Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura, and Paso Robles, California.

The Company’s operations and financial results in 2020 and 2021 (and to a lesser extent in 2022) were influenced by the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators. The impact of COVID-19 has led to financial stress for many businesses and workers throughout the communities we serve.

Human Capital

The Company’s vision is to be recognized as an outstanding financial services company creating remarkable experiences for its clients, shareholders, and communities. Attracting, retaining, and developing qualified employees and providing them with a remarkable employee experience is a key to providing a remarkable client experience and is an important contributor to the Company’s success.

Employee Profile
The following table describes the composition of the Company’s workforce at December 31, 2022.

		Number
Full-time		134
Part-time		3
Temporary		2

Women	87 or	64.9%
Minorities	61 or	45.5%

None of the employees are represented by a labor union or subject to a collective bargaining agreement.

Talent acquisition
The Company’s demand for qualified candidates grows as the Company’s business grows. Building a diverse and inclusive workforce is a critical component of the Company’s plan. The Company utilizes a workforce analysis model in its Affirmative Action Plan to analyze the composition of the workforce and identify any areas of underutilization or opportunity for inclusion of women, minorities, veterans, and the disabled. The Company actively recruits in venues identified to have significant populations of candidates who are female or from underrepresented categories. The Company also posts all jobs in the State CalJobs career site, which promotes employment opportunities specifically to veterans and those with disabilities. The Company attracts talented individuals with a combination of competitive pay and benefits. Through systematic talent management, career development, and succession planning the Company is striving to source a larger percentage of candidates internally and develop systems of career planning and growth that are attractive to external candidates.

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

Employee Engagement
The Company recognizes that employees who are involved in, enthusiastic about, and committed to their work and workplace contribute meaningfully to the success of the Company. On a regular basis, the Company solicits employee feedback through a confidential company-wide survey on culture, management, career opportunities, compensation, and benefits. The results of this survey are reviewed with management and are used to update employee programs, initiatives, and communications. The Company has a number of other engagement initiatives including town hall meetings with the Company’s Chief Executive Officer and other senior leaders. The Company supports and empowers the grassroots Elevate committee, made up of entry to mid-level employees from all departments and branches, and the Leadership Committee, comprised of both emerging and senior level leaders across all divisions.

Succession Planning
The Company is focused on facilitating internal succession by fostering internal mobility, enhancing its talent pool through professional development and certification programs, structuring its training programs to develop skills and competencies for 21st century banking and business acumen, and expending opportunities through structured diversity and inclusion initiatives.

Health and Safety
We consider the health and safety of our employees to be a critical component of the employee experience. Consequently, we offer our employees and their families access to health and wellness programs that provide comprehensive physical and mental health benefits, including medical, dental, and vision coverages, paid and unpaid leave, as well as life insurance and disability coverage. We offer health savings and spending accounts, paid parental leave, and assistance with childcare expenses. Throughout the pandemic we have remained focused on providing a safe work environment, making structural changes to the workplace, and adhering to governmental mandates and guidance while implementing protocols to protect our employees, including the option for certain employees to work from home.

Governance

Our Board of Directors are committed to executing on our long-term vision. Our Board members are accomplished leaders from diverse backgrounds bringing the perspective skills and experience necessary to use independent judgment that will effectively challenge and drive continued success. Our Board members approve the strategy and ethical standards for the entire organization.

At the end of 2022, the CWBC Board consisted of thirteen directors which included the CWBC President and Chief Executive Officer and twelve independent directors. One director self-identified as a minority, three directors self-identified as female, eight directors self-identified as male, and one director chose not to disclose a gender.

PRODUCTS AND SERVICES

CWB is focused on relationship-based banking to small to medium-sized businesses and their owners, professional, high-net worth individuals, and non-profit organizations in the communities served by its branch offices. The products and services provided include deposit products such as checking accounts, savings accounts, money market accounts and fixed rate, fixed maturity certificates of deposits, cash management products, and lending products, including commercial, commercial real estate, agricultural, and consumer loans.

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

Agricultural Loans for Real Estate and Operating Lines
The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock. These loan products are partially guaranteed by the U.S. Department of Agriculture (“USDA”), the Farm Service Agency (“FSA”), and the USDA Business and Industry loan program.  The FSA typically issues a 90% guarantee up to $2,037,000 (amount adjusted annually based on inflation) for up to 40 years.

The Company also originates and sells loans to the secondary market through the Federal Agricultural Mortgage Corporation ("Farmer Mac") program. Farmer Mac provides the Company with access to flexible, low-cost financing and effective risk management tools to help farm, ranch, and rural utility customers.

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

Under the CARES Act, CWB offered SBA Paycheck Protection Program (PPP) loans. The loans are forgivable in whole or in part and carry a fixed rate of 1% for a term of two years (loans made before June 5, 2020) or five years (loans made after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of the forgiveness proceeds to the lender or the date that is ten months after the day of the covered period if the borrower does not apply for forgiveness within the ten-month month period.

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

Customer Concentration

The Company does not have any customer relationships that individually account for 10% or more of consolidated or segment revenues, respectively.

COMPETITION

The financial services industry is highly competitive. Many of the Bank's competitors are much larger in total assets and capitalization, have greater access to capital markets, have higher lending limits, and can offer a broader range of financial services than the Bank can offer and may have lower cost structures.

This increasingly competitive environment is primarily a result of long-term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to perceived increased safety and higher interest rates. We compete for customers with other banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the rates of those products and the terms on which they are offered to consumers.

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

Additional Available Information

The Company maintains an Internet website at http://www.communitywest.com.  The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act as amended.  This and other information related to the Company is available free of charge through this website as soon as reasonably practicable after it has been electronically filed or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site, https://www.sec.gov, in which all forms filed electronically may be accessed. The Company’s internet website and the information contained therein are not intended to be incorporated in this Form 10-K. In addition, the Company's annual report is available in print, free of charge, to any stockholder who requests it in writing to our Investor Relations Department at Community West Bancshares, 445 Pine Avenue, Goleta, California 93117, Attention Richard Pimentel, or by email to rpimentel@communitywestbank.com.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves various risks which are specific to the Company. Several of these risks and uncertainties are discussed below and elsewhere in this Form 10-K. This listing should not be considered as all-inclusive. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities. In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business. See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section of this Form 10-K.

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs, and stock price in unpredictable ways.

The recent special military actions of the Russian Republic and its invasion of Ukraine and the resulting geopolitical uncertainty have had and may continue to have an impact on the European Union and the United Kingdom and, other countries, including the U.S. The threat that these military operations may expand beyond Ukraine may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including the FRB. It is expected that interest rate hikes that have occurred during 2022 are likely to continue in 2023 based on announcements by the FRB, but the amount, timing, and frequency of such increases are not fully known at this time. The Russian Republic has also threatened increased cyberattacks as part of its recent actions which could affect the Bank and its customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Republic, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow down international trade and make such transactions costlier to accomplish which could also negatively affect the Bank and its customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price. The full impact of the actions by the Russian Republic regarding Ukraine over the past year and which are likely to continue in 2023 are not fully known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.

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

While real estate values and unemployment rates remain stable, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets, and foreclosures may increase;
•	the sale of foreclosed assets may slow;
•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;
•	collateral securing our outstanding loans could decline in value, exposing us to increased risk in our loans or reducing customers' borrowing power;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•	the amount of our low-cost or non-interest-bearing deposits may decrease and the composition of our deposits may be adversely affected.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Interest rate changes, which are beyond our control, could harm our profitability.

Our profitability depends to a large extent upon net interest income, which is the difference between interest income and dividends we earn on interest-earning assets, such as loans and investments, and interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income and prepayments on our loans. After maintaining its federal funds rate target in a range of 0% to 0.25% since March 2020, as part of its efforts to combat inflation, the Federal Reserve raised the federal funds target to a range of 4.25% to 4.50% between March 2022 and December 2022. Additional rate increases are anticipated in 2023 before the Federal Reserve stops raising the federal funds rate.

As interest rates rise, our existing customers who have adjustable-rate loans may see their loan payments increase and, as a result, may experience difficulty repaying those loans. Increasing delinquencies, nonaccrual loans, and defaults lead to higher loan loss provisions, and potentially greater eventual losses that would lower our current profitability and capital ratios.

CWBC and CWB have liquidity risk.

Like all financial institutions, liquidity risk is the risk that CWBC and CWB will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. As can be seen from recent events regarding the operations and failures of other banks in the U.S., an inability to raise funds through deposits, borrowings, the sale of loans, the sale of investment securities at or above the value of such securities on the Company's books, and other sources could have a material adverse effect on liquidity. Access to funding sources in amounts adequate to finance business activities could be impaired by factors that affect either entity specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of business activity due to a market downturn or adverse regulatory action against either entity. The ability of CWB to acquire deposits or borrow could also be impaired by factors that are not specific to CWB, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole which have been experienced in recent months in both domestic and foreign markets. CWB mitigates liquidity risk by establishing and accessing lines of credit with various financial institutions and having back-up access to the brokered Certificate of Deposits (“CD”) markets. Results of operations could be adversely affected if either entity were unable to satisfy current or future financial obligations.

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

As of December 31, 2022, the Company has borrowings from the FHLB of San Francisco of $90.0 million and no borrowings from the FRB. The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs. The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. Any change or termination could have an adverse effect on the Company’s liquidity and profitability. In addition, the Federal Reserve recently announced the creation of a new Bank Term Funding Program offering qualifying banks loans for up to one year in length collateralized by qualifying assets including U.S. securities valued at par to be a source of liquidity in an effort to eliminate an institution's need to quickly sell such securities to meet liquidity needs.

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

Allowance for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our consolidated financial condition and/or consolidated results of operations. The Company maintains an allowance for loan losses to absorb estimated probable losses inherent in the loan and commitment portfolios as of the balance sheet date. Provisions are taken from earnings and applied to the allowance for loan losses as the risk of loss in the loan and commitment portfolios increases. Conversely, credits to earnings from the allowance for loan losses are made when asset qualities improve resulting in a decrease in the risk of loss in the loan and commitment portfolios. As of December 31, 2022, the Company’s allowance for loan losses was $10.8 million, or 1.15% of gross loans held for investment. In addition, as of December 31, 2022, we had $0.2 million in loans on nonaccrual status. In determining the level of the allowance for loan losses, Management makes various assumptions and judgments about the loan portfolio. Management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information known to Management at the time of the analysis. If Management’s assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses which could have a material adverse effect on the Company’s consolidated financial condition and/or consolidated results of operations. While the allowance for loan losses was determined to be adequate at December 31, 2022, based on the information available to us at the time, there can be no assurance that the allowance will be adequate to cover actual losses in the loan portfolio in the future.

All of our lending involves underwriting risks.

Lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business. To reduce such risk, the Company typically takes additional security interests in other collateral of the borrower, such as real property, certificates of deposit, or life insurance and/or obtains personal guarantees. Despite efforts to reduce risk of loss, additional measures may not prove sufficient as the value of the additional collateral or personal guarantees may be significantly reduced. There can be no assurances that collateral values will be sufficient to repay loans should borrowers become unable to repay loans in accordance with their original terms and, if not, the cumulative effect may have an adverse effect on our financial condition and/or results of operations.

The Company is dependent on real estate concentrated in the State of California.

As of December 31, 2022, approximately $591.2 million, or 62%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in California. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. A decline in the real estate market, particularly within California, could materially and adversely affect the business of the Company because a significant portion of its loans are secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on loans. Real estate values could be affected by, among other things, a decline of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, high levels of unemployment, drought, earthquakes, brush fires, and other natural disasters particular to California.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation, and financial accounting or reporting, including changes in them, or our failure to comply with them, may adversely affect us.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that the Company can pay, restrict the ability of institutions to guarantee the Company's debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”). Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and consolidated financial condition.

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

Federal banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations, and reputation may be negatively impacted.

CWBC is subject to regulation and supervision by the FRB and CWB is subject to supervision and regulation by the OCC with applicable laws and regulations governing the types, amounts, and terms of investments and loans we make, disclosures of products and services we offer to our customers, the levels of capital we must maintain, and the rates of interest we may pay. Those regulations continuously change and may increase our costs of doing business and reduce or limit our ability to pursue or affect our business. While legislation enacted in 2018 was designed to reduce some of the obligations imposed by the Dodd-Frank Act, recent events, including the failure of two U.S. based financial institutions has resulted in the current administration reaffirming that it will take affirmative action to assure compliance by financial institutions with applicable law, including many of the provisions of the Dodd-Frank Act. In addition, it is likely that the FDIC will consider whether to raise the base deposit insurance assessment to support any losses sustained by those recent bank failures. Such actions could increase CWB's costs. No assurances can be given that future changes in applicable laws and regulations like the enactment of the Anti-Money Laundering Act of 2020 would not impose regulatory restrictions resulting in a negative impact on CWBC. For further discussion, see “SUPERVISION AND REGULATION” herein.

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

A segment of our business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the USDA and the SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial, and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

Small business customers may lack the resources to weather a downturn in the economy.

One of the primary focal points of our business development and marketing strategy is serving the banking and financial services needs of small to medium-sized businesses and professional organizations. Small businesses generally have fewer financial resources in terms of capital or borrowing capacity than do larger entities. If economic conditions are generally unfavorable in the Company’s service areas, the businesses of the Company’s lending clients and their ability to repay outstanding loans may be negatively affected. As a consequence, the Company’s consolidated results of operations and consolidated financial condition may be adversely affected.

The Company is exposed to the risk of environmental liabilities with respect to properties to which we obtain title.

Approximately 62% of the Company’s loan portfolio at December 31, 2022 was secured by real estate. In the course of our business, the Company may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Company’s business and prospects.

Changes in interest rates could adversely affect the Company’s profitability, business and prospects.

Most of the Company’s assets and liabilities are monetary in nature, which subjects it to significant risks from changes in interest rates and can impact the Company’s net income and the valuation of its assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on the Company’s business, asset quality and prospects. The Company’s operating income and net income depend to a great extent on its net interest margin. Net interest margin is the difference between the interest yields received on loans, securities and other earning assets and the interest rates paid on interest-bearing deposits, borrowings, and other interest-bearing liabilities. These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest paid on interest-bearing deposits, borrowings, and other interest-bearing liabilities increases more than the rate of interest received on loans, securities, and other earning assets increases, the Company’s net interest income, and therefore earnings, would be adversely affected. The Company’s earnings also could be adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other interest-bearing liabilities.

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

Interest rates also affect how much money the Company can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, business, consolidated financial condition, consolidated results of operations, and cash flows.

We may be impacted by the transition from LIBOR as a reference rate.

The London Interbank Offered Rate (LIBOR) had been used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable-rate mortgages, corporate debt, interest rate swaps and other derivatives. In November 2020, the FRB issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (USD LIBOR), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued.

In December 2022, the FRB issued a final rule replacing USD LIBOR, effective June 30, 2023, with a new index calculated by short-term repurchase agreements, backed by United States Treasury securities, otherwise known as the Secured Overnight Financing Rate (SOFR). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions.

The Company had $4.2 million of investment securities and $0.4 million of loans (comprised of two (2) loans) tied to LIBOR at December 31, 2022 and is working through the transition away from LIBOR. The Bank has identified the 1-year Constant Treasury Maturity (CMT) index to replace the 1-year LIBOR index for the two remaining loans tied to LIBOR. The Bank transitioned from LIBOR and has been using the CMT index for its fixed rate real estate pricing over the past five years. All of the investment securities tied to LIBOR contain replacement language identifying SOFR as a replacement index for current LIBOR-based investments. The transition from LIBOR could create additional costs or risk for us. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Further, our failure to adequately manage this transition process with our customers could impact our reputation.

The Company’s future success will depend on our ability to compete effectively in a highly competitive market.

The Company faces substantial competition in all phases of its operations from a variety of different competitors. Its competitors, including "fintech lenders, commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds, online banks, and other financial institutions compete with lending and deposit-gathering services offered by the Company. Increased competition in the Company’s markets may result in reduced loans and deposits.

There is very strong competition for financial services in the market areas in which we conduct our business from many local commercial banks as well as numerous national commercial banks and regionally based commercial banks. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than us. If we are unable to offer competitive products and services, our business may be negatively affected.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate consolidated financial statements on a timely basis could be impaired, which could result in a loss of investor confidence in our consolidated financial reports and have an adverse effect on our stock price.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our consolidated financial information on a timely basis and might suffer adverse regulatory consequences or violate Nasdaq listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. We have in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate consolidated financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action that could require us to restate our consolidated financial statements. Any such restatement could result in a loss of public confidence in the reliability of our consolidated financial statements and sanctions imposed on us by the SEC.

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our consolidated financial condition and consolidated results of operations.

Our accounting policies and methods are fundamental to how we record and report our consolidated financial condition and consolidated results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior period consolidated financial statements. Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board ("FASB"), the SEC, banking regulators and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our consolidated financial condition and consolidated results of operations. In some cases, we could be required to apply a new revised standard retroactively, resulting in the need to revise and republish prior period consolidated financial statements.

One change is ASU 2016-13, which was released by the Financial Accounting Standards Board in 2016 and was effective for the Company on January 1, 2023. Prior to adoption of ASU 2016-13, the impairment model used by financial institutions to assess the adequacy of the allowance for loan losses was based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the current expected credit loss ("CECL") model, in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model has necessitated significantly greater data requirements and changes to methodologies to accurately account for expected losses over the life of a loan. The Company is currently evaluating the impact of the adoption of the new standard on our consolidated financial statements and anticipates the allowance will increase and the increase will decrease shareholders’ equity as well as the Company’s and Bank’s regulatory capital ratios.

Natural disasters, severe weather and wild fires may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways

In the last few years, California has experienced extensive wildfires that have burned millions of acres, destroyed thousands of homes and commercial properties, and resulted in the loss of life not only in California generally but also directly in our market area. Those natural disasters were followed by significant rains in the winters of 2022 and 2023 resulting in flooding and further loss of property. While the recent rains in California may have helped to reduce the drought experienced in recent years, to the extent that flooding is experienced it could adversely affect our customers. The potential resurgence of drought conditions could  also negatively affect our customers. As of December 31, 2022, CWB had $28.3 million of agricultural loans (some of which are classified as held for sale). The occurrence of severe weather conditions and the resulting disasters cannot be predicted with any certainty and a substantial portion of our customers businesses and residences are located in areas susceptible to such events as earthquakes, floods, droughts and wildfires. The occurrence of such events could adversely impact our customers' and their businesses and ability to repay their loans, all of which could have a material adverse effect on CWBC.

The business may be adversely affected by internet fraud.

The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems. These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us, and/or our customers that use our internet banking, electronic banking, or some other form of our telecommunications systems. Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place, which losses could adversely affect the Company and its consolidated financial condition or consolidated results of operations.

We may experience interruptions or breaches in our information system security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in the security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of these information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur, or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

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

In addition, our operations rely on the secure processing, storage, and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity, and availability of the Company’s and our customers’ information across all geographic and product lines and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software, and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks, and other events that could have an adverse security impact and result in significant losses by us and/or our customers. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsourced or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses, or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data, or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

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

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, or penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing attack.

The success of the Company is dependent upon its ability to recruit and retain qualified employees, especially seasoned relationship bankers.

The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our skills of our senior management and management’s ability to identify and retain highly qualified relationship bankers that have long-standing relationships in their communities. These professionals bring with them valuable customer relationships and have been integral in our ability to attract deposits and to expand our market share. From time to time, the Company recruits or utilizes the services of employees who are subject to limitations on their ability to use confidential information of a prior employer, to freely compete with that employer, or to solicit customers of that employer. If the Company is unable to hire or retain qualified employees it may not be able to successfully execute its business strategy. If the Company or its employee is found to have violated any non-solicitation or other restrictions applicable to it or its employees, the Company or its employee could become subject to litigation or other proceedings.

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

Although the United States ("U.S.") and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications has contributed to rising inflation. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of any resurgence of COVID-19 variants.

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

For the year ended December 31, 2022, the Bank paid $1.4 million in dividends to CWBC. No assurances can be given that future performance will justify the payment of dividends in any particular year. Moreover, CWBC’s ability to pay dividends is also subject to the restrictions of the California Corporations Code.

Issuance of additional common stock or other equity securities in the future could dilute the ownership interest of existing shareholders.

In order to maintain capital at desired or regulatory-required levels, or to fund future growth, the board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for, or representing rights to acquire shares of the common stock. The sale of these shares may significantly dilute the ownership interests of shareholders. New investors in the future may also have rights, preferences and privileges senior to current shareholders which may adversely impact current shareholders. In addition, the Company issues options to purchase common stock and restricted stock awards under its equity compensation plans to plan participants, including directors, officers and other employees of the Company and/or the Bank, which may dilute the ownership interests of shareholders.

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

Market Information

The Company’s common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2022 Quarters				2021 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$14.98	$14.95	$14.31	$15.90	$13.92	$14.62	$13.50	$13.44
Low	13.91	13.52	13.36	13.40	12.75	12.11	10.76	8.75
Cash Dividends Declared:	$0.075	$0.075	$0.075	$0.070	$0.070	$0.070	$0.070	$0.060

Holders

As of February 28, 2023, the closing price of our common stock on NASDAQ was $ 15.11 per share. As of that date the Company had 227 holders of record of its common stock. The Company has a greater number of beneficial owners of our common stock who own their shares through brokerage firms and institutional accounts.

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

Repurchases of Securities

Common

In 2021, the Board of Directors extended the repurchase program for common stock repurchases up to $4.5 million until August 31, 2023. Under this program, as of December 31, 2022, the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.75 per share. During the year ended December 31, 2022, the Company did not repurchase any shares and has $1.4 million available to purchase additional shares under the program.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	605,950	$9.95	353,301
Plans not approved by shareholders	—	—	—
Total	605,950	$9.95	353,301

For material features of the plans, see Item 8. Financial Statements and Supplementary Data - Note 10 - Stockholders' Equity

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s financial condition and results of operations are presented for 2022 compared to 2021. Some tables include additional periods to comply with disclosure requirements or to illustrate the trend of financial results for the periods presented in the financial statements. For a discussion of Company’s results of operations for 2021 compared to 2020, financial condition for 2020, and other 2020 information not included herein, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.

Corporate Profile

Community West Bancshares ("CWBC") is a bank holding company headquartered in Goleta, California with consolidated assets of $1.09 billion at December 31, 2022. The Consolidated financial information presented herein reflects CWBC and its subsidiary which is referred to collectively as "the Company." CWBC's wholly owned subsidiary is Community West Bank ("CWB") which includes its wholly owned subsidiary 445 Pine Investments LLC ("445 Pine") which is a limited liability company.

Critical Accounting Estimates

The Company's significant accounting policies conform with generally accepted accounting principles ("GAAP") and are described in Note 1 - Summary of Significant Accounting Policies of the Notes to Financial Statements section of this 2022 Annual Report on Form 10-K. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgement and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions.

The accounting for the allowance for loan losses is among the Company's most critical accounting policies and represents management's judgments regarding incurred losses inherent in the loan portfolio as of the consolidated balance sheet date. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for loan losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for loan losses is included in Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans Held for Investment.

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full-service banking and lending through its wholly owned subsidiary Community West Bank (“CWB”), which has seven California branch banking offices located in Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura, and Paso Robles.

Financial Result Highlights of 2022

The significant financial results of and factors impacting the Company as of and for the year ended December 31, 2022 were:

•	Net income of $13.4 million, or $1.51 per diluted share for the year ended December 31, 2022, compared to $13.1 million, or $1.50 per diluted share for the year ended December 31, 2021.
•	Net interest income was $45.8 million for the year ended December 31, 2022, compared to $42.4 million for the year ended December 31, 2021.
•	Net interest margin was 4.21% for 2022, compared to 4.03% for 2021.
•
Total deposits were $875.1 million at December 31, 2022 compared to $950.1 million at December 31, 2021. Noninterest bearing deposits were $216.5 million at December 31, 2022 compared to $209.9 million at December 31, 2021.

•	Total demand deposits represented 73.7% of total deposits at December 31, 2022, compared to 78.7% at December 31, 2021.
•	Total loans (including loans held for sale) were $955.3 million at December 31, 2022, compared to $892.1 million at December 31, 2021.
•	Book value per common share increased to $12.80 at December 31, 2022, compared to $11.72 at December 31, 2021.

•
Provision (credit) for loan losses was $(195) thousand for the year ended December 31, 2022 compared to a provision (credit) for loan losses of $(181) thousand for the year ended December 31, 2021. Net recoveries during 2022 were $556 thousand compared to $391 thousand in 2021.

•	The Bank’s Tier one leverage ratio was 10.34% at December 31, 2022 compared to 8.56% at December 31, 2021.
•	Non-accrual loans were $211 thousand at December 31, 2022 compared to $565 thousand at December 31, 2021.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance as of and for the year ended December 31, 2022 throughout the analysis sections of this Form 10-K.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)

Net income available to common stockholders	$13,449	$13,101	$8,245
Basic earnings per share	1.54	1.53	0.97
Diluted earnings per share	1.51	1.50	0.97
Total assets	1,091,502	1,157,052	975,435
Gross loans (including loans held for sale)	955,342	892,083	859,209
Allowance for loan losses	10,765	10,404	10,194
Total deposits	875,084	950,131	766,185
Net interest margin	4.21%	4.03%	3.89%
Return on average assets	1.20%	1.21%	0.85%
Return on average stockholders' equity	12.48%	13.68%	9.70%
Dividend payout ratio	19.13%	17.66%	20.04%
Equity to assets ratio	10.32%	8.76%	9.12%

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Non-accrual loans (net of guaranteed portion)	$211	$565	$3,665
Non-accrual loans to total loans (including loans held for sale)	0.02%	0.06%	0.43%
Allowance for loan losses to total loans held for investment	1.15%	1.20%	1.23%
Allowance for loan losses to nonaccrual loans	5,101.90%	1,841.42%	263.27%
Net (recoveries) charge-offs to average loans	(0.06)%	(0.04)%	(0.03)%
Impaired loans, net	$5,873	$8,996	$12,188
Impaired loans to gross loans held for investment	0.63%	1.03%	1.47%

Asset and Deposit Growth

The Company’s assets and liabilities are comprised primarily of loans and deposits, respectively. The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. Total assets decreased to $1.09 billion at December 31, 2022 from $1.16 billion at December 31, 2021. However, during this same period, gross loans increased by $63.3 million, or 7.1%, to $955.3 million as of December 31, 2022 compared to $892.1 million as of December 31, 2021. Total deposits decreased by 7.9% to $875.1 million as of December 31, 2022 from $950.1 million as of December 31, 2021, however non-interest bearing deposits increased by 3.1% to $216.5 million at December 31, 2022 compared to $209.9 million at December 31, 2021.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2022	2021		2021	2020
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$49,138	$46,078	$3,060	$46,078	$43,854	$2,224
Interest expense	3,328	3,704	(376)	3,704	7,265	(3,561)
Net interest income	45,810	42,374	3,436	42,374	36,589	5,785
Provision (credit) for loan losses	(195)	(181)	(14)	(181)	1,223	(1,404)
Net interest income after provision for loan losses	46,005	42,555	3,450	42,555	35,366	7,189
Non-interest income	3,978	3,753	225	3,753	3,912	(159)
Non-interest expenses	31,272	27,995	3,277	27,995	27,523	472
Income before provision for income taxes	18,711	18,313	398	18,313	11,755	6,558
Provision for income taxes	5,262	5,212	50	5,212	3,510	1,702
Net income	$13,449	$13,101	$348	$13,101	$8,245	$4,856
Earnings per share - basic	$1.54	$1.53	$0.01	$1.53	$0.97	$0.56
Earnings per share - diluted	$1.51	$1.50	$0.01	$1.50	$0.97	$0.53

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended:

	December 31, 2022			December 31, 2021			December 31, 2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets
Interest-earning deposits	$119,524	$1,226	1.03%	$139,217	$230	0.17%	$80,864	$285	0.35%
Investment securities	47,949	1,255	2.62%	27,011	725	2.68%	28,266	621	2.20%
Loans (1)	921,638	46,657	5.06%	884,601	45,123	5.10%	831,863	42,948	5.16%
Total earnings assets	1,089,111	49,138	4.51%	1,050,829	46,078	4.38%	940,993	43,854	4.66%
Nonearning Assets
Cash and due from banks	2,169			2,149			3,286
Allowance for loan losses	(10,906)			(10,245)			(9,557)
Other assets	37,751			39,826			37,297
Total assets	$1,118,125			$1,082,559			$972,019
Interest-Bearing Liabilities
Interest-bearing demand deposits	$480,472	$1,508	0.31%	$467,720	$1,702	0.36%	$314,659	$2,111	0.67%
Savings deposits	24,317	60	0.25%	20,749	76	0.37%	17,419	105	0.60%
Time deposits	160,788	943	0.59%	182,108	1,057	0.58%	229,110	3,267	1.43%
Total interest-bearing deposits	665,577	2,511	0.38%	670,577	2,835	0.42%	561,188	5,483	0.98%
FHLB advances and other borrowings	90,795	817	0.90%	94,343	869	0.92%	139,795	1,782	1.27%
Total interest-bearing liabilities	756,372	3,328	0.44%	764,920	3,704	0.48%	700,983	7,265	1.04%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	237,849			205,820			169,696
Other liabilities	16,151			16,049			16,313
Stockholders' equity	107,753			95,770			85,027
Total Liabilities and Stockholders' Equity	$1,118,125			$1,082,559			$972,019
Net interest income and margin (2)		$45,810	4.21%		$42,374	4.03%		$36,589	3.89%
Net interest spread (3)			4.07%			3.90%			3.62%

(1)
Includes nonaccrual loans and loans held for sale, and is net of deferred fees, related direct costs, premiums, and discounts, but excludes the allowance for loan losses. Interest income includes net accretion/(amortization) of deferred fees, costs, premiums, and discounts of $0.91 million, $3.35 million, and $1.09 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

	Year Ended December 31, 2022 versus 2021			Year Ended December 31, 2021 versus 2020
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Interest-earning deposits	$(33)	$1,029	$996	$96	$(151)	$(55)
Investment securities	559	(29)	530	(34)	138	104
Loans	1,901	(367)	1,534	2,677	(502)	2,175
Total interest income	2,427	633	3,060	2,739	(515)	2,224

Interest expense:
Interest-bearing demand deposits	46	(240)	(194)	556	(965)	(409)
Savings	13	(29)	(16)	12	(41)	(29)
Time deposits	(129)	15	(114)	(272)	(1,938)	(2,210)
Total interest-bearing deposits	(70)	(254)	(324)	296	(2,944)	(2,648)
FHLB advances and other borrowings	(34)	(18)	(52)	(421)	(492)	(913)
Total interest expense	(104)	(272)	(376)	(125)	(3,436)	(3,561)
Net increase	$2,531	$905	$3,436	$2,864	$2,921	$5,785

(1)	Changes due to both volume and rate have been allocated proportionately between changes in volume and rate.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income. Interest income for the year ended December 31, 2022 was $49.1 million, an increase from $46.1 million for the year ended December 31, 2021. The average yield on interest-earning assets during 2022 was 4.51%, compared to 4.38% during the prior year. The increase in interest income during 2022 compared to 2021 was the result of an increase of $1.0 million in interest income on loans. The increase in interest income on loans was mainly the result of an increase in the average balance of loans outstanding, which increased by $37.0 million during 2022. The increase in interest income was also positively impacted by increases of $1.5 million and $0.5 million in interest income on interest-earning deposits and in investment securities, respectively. The increase in interest income on interest-earning deposits was mainly due to an increase in the rate paid on those balances to 1.03% for 2022 compared to 0.17% in 2021, while the increase in interest income on investment securities was the result of an increase of $20.9 million in the average balance of investment securities balances. The increases in interest income on interest-earning deposits and federal fund sold and on investment securities were largely the result of an increase in the Federal Reserve's target fed funds rate from 0.00%-0.25% at December 31, 2021 to 4.25%-4.50% at December 31, 2022. These increases were partially offset by a decrease of $2.7 million in the accretion of deferred fee income related to PPP loans during 2022, which also negatively impacted the average yield on loans.

Interest expense for the year ended December 31, 2022 decreased compared to the same period in 2021 by $0.4 million to $3.3 million in 2022 compared to $3.7 million in 2021. The decrease during the year was principally the result of the decrease in rates paid on interest-bearing demand deposits of 5 basis points and a $21.3 million decrease in the average balance of time deposits. The average cost of total interest-bearing deposits also decreased to 38 basis points in 2022 compared to 42 basis points in 2021.

The net impact of these changes was to increase net interest margin during 2022 to 4.21% compared to 4.03% for 2021. Net interest income was $45.8 million for the year ended December 31, 2022, which represented a $3.4 million increase from net interest income of $42.4 million for the year ended December 31, 2021.

Provision for loan losses

The provision for loan losses in each period is reflected as a charge (or credit) against earnings in that period. The provision for loan losses (credit) is equal to the amount required to maintain the allowance for loan losses at a level that is adequate to absorb probable losses inherent in the loan portfolio. The provision (credit) for loan losses was ($195,000) in 2022 compared to ($181,000) in 2021. The provision (credit) for loan losses for 2022 resulted primarily from net recoveries of $0.6 million, partially offset by the need for additional allowance as a result of growth of $65.6 million in the gross loan portfolio during the year. The provision (credit) for 2021 was primarily the result of $0.4 million in net recoveries and a change in loan portfolio mix. As a result of improvements in credit quality, decreased historical loss rates, and net recoveries for the year, the ratio of the allowance for loan losses to loans held for investment decreased to 1.15% at December 31, 2022 from 1.20% at December 31, 2021.

The percentage of non-accrual loans (net of government guarantees) to the total loan portfolio has decreased to 0.02% as of December 31, 2022 from 0.06% at December 31, 2021 primarily due to a decrease in nonaccrual manufactured housing loans.

The allowance for loan losses compared to net non-accrual loans has increased to 5,101.90% as of December 31, 2022 from 1,841.42% as of December 31, 2021. Total past due loans were $2.9 million as of December 31, 2022 and $0.7 million as of December 31, 2021, the majority of which represented loans past due less than 60 days at both period ends.

Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers. The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2022	2021		2021	2020
	(in thousands)
Other loan fees	$1,161	$1,349	$(188)	$1,349	$1,546	$(197)
Gains from loan sales, net	257	475	(218)	475	920	(445)
Document processing fees	422	512	(90)	512	513	(1)
Service charges	438	302	136	302	354	(52)
Other	1,700	1,115	585	1,115	579	536
Total non-interest income	$3,978	$3,753	$225	$3,753	$3,912	$(159)

Total non-interest income increased $0.2 million for 2022 compared to 2021. The increase was primarily due to the recognition of $0.5 million of proceeds from a bank owned life insurance policy and a $1.0 million recapture of expenses from a lawsuit settlement related to a foreclosed asset during the first quarter of 2022, which were included in other income. This increase was partially offset by a decrease in the gain on loan sales due to lower loan sale volume, a decrease in other loan fees as a result of lower fee income from loans sold to Farmer Mac, and a decrease in the valuation of equity securities carried at fair value on a recurring basis of $121 thousand included in other income.

Non-Interest Expenses

The following tables present a summary of non-interest expenses for the periods presented:

	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2022	2021		2021	2020
	(in thousands)
Salaries and employee benefits	$19,637	$18,624	$1,013	$18,624	$18,287	$337
Occupancy expense, net	4,180	3,254	926	3,254	3,036	218
Professional services	2,923	1,645	1,278	1,645	1,801	(156)
Advertising and marketing	921	734	187	734	673	61
Data processing	1,265	1,215	50	1,215	1,055	160
Depreciation	711	780	(69)	780	821	(41)
FDIC assessment	577	485	92	485	565	(80)
Other	1,058	1,258	(200)	1,258	1,285	(27)
Total non-interest expenses	$31,272	$27,995	$3,277	$27,995	$27,523	$472

Total non-interest expenses for the year ended December 31, 2022 compared to 2021 increased by $3.3 million primarily due to additional salaries and employee benefits, professional services expenses, and occupancy expenses. Salaries and employee benefits increased $1.0 million primarily due to increased costs of employee retention due to wage competition in our target markets. Professional services expenses increased by $1.3 million primarily due to costs incurred related to testing the effectiveness of the Company’s internal control structure and procedures for financial reporting as required for institutions over $1 billion in total assets, and to support strategic and technology initiatives. Occupancy expenses increased due to the outsourcing of additional software and IT services during 2022.

Income Taxes

The income tax provision for 2022 was $5.3 million compared to $5.2 million in 2021. The effective income tax rate was 28.1% and 28.5% for 2022 and 2021, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis, including operating losses and tax credit carryforwards. Net deferred tax assets of $5.1 million at December 31, 2022 are reported in the consolidated balance sheets as a component of other assets.

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

There was no valuation allowance on deferred tax assets at December 31, 2022 and 2021. The Company continues to be profitable, and management believes that the Company will generate sufficient taxable income in future periods to utilize deferred tax assets before they expire.

ASC 740 also prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2022 and 2021.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 13 - Income Taxes in the consolidated financial statements.

BALANCE SHEET

Total assets decreased $65.6 million to $1.09 billion at December 31, 2022 compared to $1.16 billion at December 31, 2021. The majority of the decrease was related to a decrease in cash and cash equivalents, which decreased by $143.7 million during the year. The decrease in cash and cash equivalents was offset by an increase in loans held for investment of $65.6 million, primarily due to increases in commercial real estate loans (which include land, construction and SBA 504 loans) and manufactured housing loans. Total commercial real estate loans increased by 13.4% to $545.3 million at December 31, 2022 compared to $480.8 million at December 31, 2021, and comprised 57.0% of the total loan held for investment portfolio at December 31, 2022. Manufactured housing loans increased by 6.2% to $315.8 million at December 31, 2022 compared to $297.4 million at December 31, 2021, and represented 33.0% of the total loan portfolio. SBA loans held for investment decreased by $20.2 million during 2022 primarily due to a reduction in outstanding PPP loans.

Total liabilities decreased $76.8 million, or 7.3% to $978.9 million at December 31, 2022 from $1.06 billion at December 31, 2021. The majority of this decrease was due to a reduction in deposit balances, specifically interest-bearing demand deposits. Total deposits decreased by $75.0 million to $875.1 million at December 31, 2022 from $950.1 million at December 31, 2021. Interest-bearing demand deposits were $428.2 million at December 31, 2022, a decrease of $109.3 million from $537.5 million at December 31, 2021. The decrease was a result of both planned and unplanned withdrawals due to competition that put pressure on pricing and client retention. This decrease was offset by increases of $27.9 million and $6.6 million in total certificates of deposits and non-interest bearing demand deposits, respectively during 2022.

Total stockholders’ equity increased to $112.7 million at December 31, 2022 from $101.4 million at December 31, 2021. This increase was primarily from 2022 net income of $13.4 million reduced by common stock dividends declared and paid in 2022 of $2.6 million. The increase was also partially offset by a decrease in accumulated other comprehensive income (loss) of $0.9 million due to the decline in the fair value of investment securities available-for-sale.

The following tables present the Company’s average balances for the dates indicated:

	For the Years Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(dollars in thousands)
Cash and due from banks	$2,169	0.2%	$2,149	0.2%	$3,286	0.3%
Interest-earning deposits in other institutions	119,524	10.7%	139,217	12.9%	80,864	8.3%
Investment securities available-for-sale	40,552	3.6%	18,878	1.7%	18,053	1.9%
Investment securities held-to-maturity	2,668	0.2%	3,443	0.3%	5,415	0.6%
Investment securities measured at fair value	224	0.0%	199	0.0%	135	0.0%
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	4,505	0.4%	4,491	0.4%	4,663	0.5%
Loans held for sale and loans held for investment, net	910,732	81.5%	874,356	80.9%	822,306	84.6%
Servicing assets	1,575	0.1%	1,525	0.1%	1,047	0.1%
Other assets acquired through foreclosure, net	2,304	0.2%	2,580	0.2.0%	2,681	0.3.0%
Premises and equipment, net	6,412	0.6%	6,870	0.6%	7,383	0.8%
Other assets	27,460	2.5%	28,851	2.7%	26,186	2.6%
TOTAL ASSETS	$1,118,125	100.0%	$1,082,559	100.0%	$972,019	100.0%

LIABILITIES:
Deposits:
Non-interest-bearing demand	$237,849	21.3%	$205,820	19.0%	$169,696	17.5%
Interest-bearing demand	480,472	43.0%	467,720	43.3%	314,659	32.4%
Savings	24,317	2.2%	20,749	1.9%	17,419	1.8%
Time certificates over $250,000	4,769	0.4%	13,965	1.3%	82,583	8.5%
Other time certificates	156,019	14.0%	168,143	15.5%	146,527	15.0%
Total deposits	903,426	80.9%	876,397	81.0%	730,884	75.2%
FHLB advances and other borrowings	90,795	8.1%	94,343	8.7%	139,795	14.4%
Other liabilities	16,151	1.4%	16,049	1.5%	16,313	1.6%
Total liabilities	1,010,372	90.4%	986,789	91.2%	886,992	91.2%
STOCKHOLDERS' EQUITY
Common stock	45,186	4.0%	43,627	4.0%	42,747	4.4%
Retained earnings	62,940	5.6%	52,059	4.8%	42,340	4.4%
Accumulated other comprehensive (loss) income	(373)	0.0%	84	0.0%	(60)	0.0%
Total stockholders' equity	107,753	9.6%	95,770	8.8%	85,027	8.8%
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,118,125	100.0%	$1,082,559	100.0%	$972,019	100.0%

Loans Held for Sale

As of December 31, 2022 and 2021, the Company the Company had approximately $5.2 million and $6.3 million, respectively, of SBA loans included in loans held for sale. The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock. The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program. As of December 31, 2022 and 2021, the Company had $15.9 million and $17.1 million of USDA loans included in loans held for sale, respectively.

Loan Portfolio

Market Summary

Total gross loans increased by $63.2 million during 2022 to $956.2 million. The majority of this increase was driven by growth in the commercial real estate and manufactured housing loan portfolios. Total manufactured housing loans increased by $18.5 million and total commercial real estate loans increased by $64.5 million in 2022. SBA loans decreased by $20.2 million as a result of the forgiveness or repayment of PPP loans during 2022.

The table below summarizes the distribution of the Company’s loans (including loans held for sale) at the year-end:

	December 31,
	2022	2021
	(dollars in thousands)
Manufactured housing	$315,825	$297,363
Commercial real estate	545,317	480,801
Commercial	59,070	55,287
SBA	3,482	23,659
HELOC	2,613	3,579
Single family real estate	8,709	8,749
Consumer	107	109
Loans held for sale	21,033	23,408
Total loans	956,156	892,955
Less:
Allowance for loan losses	10,765	10,404
Deferred fees, net	787	838
Discount on SBA loans	27	34
Total loans, net	$944,577	$881,679
Percentage to Total Loans:
Manufactured housing	33.0%	33.3%
Commercial real estate	57.0%	53.9%
Commercial	6.2%	6.2%
SBA	0.4%	2.6%
HELOC	0.3%	0.4%
Single family real estate	0.9%	1.0%
Consumer	0.0%	0.0%
Loans held for sale	2.2%	2.6%
Total	100.0%	100.0%

Commercial Loans

Commercial loans consist of term loans and revolving business lines of credit. Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term. The collateral for these loans typically Uniform Commercial Code (“UCC-1”) lien filings, real estate, and personal guarantees. The Company does not extend material loans of this type in excess of five years.

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

Agricultural Loans for Real Estate and Operating Lines

The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment and livestock. The primary product is supported by guarantees issued from the U.S. Department of Agriculture (“USDA”), Farm Service Agency (“FSA”), and the USDA B&I loan program. The FSA loans typically have a 90% guarantee up to $2,037,000 (amount adjusted annually based on inflation) for up to 40 years, but not always. The Company had $28.3 million of commercial agriculture loans at December 31, 2022, of which $15.9 million had FSA guarantees and were classified as held for sale.

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

Loan Maturities and Sensitivity to Interest Rates

The following table sets forth the amount of loans (including loans held for sale) outstanding by type of loan as of December 31, 2022 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

	Due in One Year or Less	Due After One Year to Five Years	Due After Five to 15 Years	Due After 15 Years	Total
		(in thousands)
Manufactured housing
Floating rate	$6,910	$32,134	$104,923	$61,027	$204,994
Fixed rate	6,463	27,293	62,415	14,660	110,831
Commercial real estate
Floating rate	42,497	90,322	202,680	734	336,233
Fixed rate	7,448	57,032	144,604	—	209,084
Commercial
Floating rate	16,644	21,643	9,193	12,815	60,295
Fixed rate	3,958	8,339	2,337	—	14,634
SBA
Floating rate	1,020	3,011	3,752	873	8,656
Fixed rate	—	—	—	—	—
HELOC
Floating rate	57	2,556	—	—	2,613
Fixed rate	—	—	—	—	—
Single family real estate
Floating rate	289	1,546	4,295	613	6,743
Fixed rate	156	700	1,047	63	1,966
Consumer
Floating rate	—	—	—	—	—
Fixed rate	59	—	—	48	107
Total	$85,501	$244,576	$535,246	$90,833	$956,156

Note that net deferred loan fees and discounts on SBA loans totaling $(0.8) million were not included in the above loan balances.

At December 31, 2022, total loans consisted of 64.8% with floating rates and 35.2% with fixed rates. Variable rate manufactured housing loans, which generally have an initial fixed rate period for the first five years, are included in floating rate loans.

The following table presents loans due after one year as of December 31, 2022:

	Fixed Rate	Variable Rate	Total
	(in thousands)

Manufactured housing	$104,368	$198,084	$302,452
Commercial real estate	201,636	293,736	495,372
Commercial	10,676	43,651	54,327
SBA	—	7,636	7,636
HELOC	—	2,556	2,556
Single family real estate	1,810	6,454	8,264
Consumer	48	—	48
Total	$318,538	$552,117	$870,655

High Risk Industries Impacted By COVID-19

The industries most heavily impacted include retail, healthcare, hospitality, schools, and energy. The Company’s management team has evaluated the loans related to the affected industries and at December 31, 2022, the Bank’s loans to these industries were $220.1 million, which is 23.0% of our $955.3 million loan portfolio.

Importantly, of the selected industry loans, only a de minimis amount are on non-accrual status. Also, of the selected industries loans, $7.1 million, or 3.2%, are considered to be classified. Lastly, the Bank has not made payment accommodations to any of these loan borrowers as of December 31, 2022.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2022 and 2021, manufactured housing loans comprised 33.0% and 33.3%, of total loans, respectively. As of December 31, 2022 and 2021, commercial real estate loans accounted for approximately 57.0% and 53.9% of total loans, respectively. Approximately 24.5% and 27.8% of these commercial real estate loans were owner occupied at December 31, 2022 and 2021, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 50.4% and 53.7% at December 31, 2022 and 2021, respectively. The Company was within established policy limits at December 31, 2022 and 2021.

Interest Reserves

Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2022, the Company had 14 loans with an outstanding balance of $38.4 million with available interest reserves of $4.2 million. Total construction and land loans are approximately 5.2% and 3.7% of the Company’s loan portfolio at December 31, 2022 and 2021, respectively.

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

The recorded investment in loans that are considered impaired is as follows:

	December 31,
	2022	2021
	(in thousands)
Impaired loans with specific valuation allowances	$3,443	$4,487
Impaired loans without specific valuation allowances	2,614	4,749
Specific valuation allowance related to impaired loans	(184)	(240)
Impaired loans, net	$5,873	$8,996

Average investment in impaired loans	$6,958	$10,858

The following schedule summarizes impaired loans and the related allowance for loan losses allocated to those impaired loans by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$2,918	$209	$67	$41	$—	$208	$—	$3,443
Impaired loans with no allowance recorded	1,166	—	1,297	—	—	151	—	2,614
Total loans individually evaluated for impairment	4,084	209	1,364	41	—	359	—	6,057
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	157	18	—	1	—	8	—	184
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	157	18	—	1	—	8	—	184
Total impaired loans, net	$3,927	$191	$1,364	$40	$—	$351	$—	$5,873

None of the impaired loans shown above are government guaranteed.

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	210	17	—	1	—	12	—	240
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	210	17	—	1	—	12	—	240
Total impaired loans, net	$4,711	$1,605	$1,590	$419	$—	$671	$—	$8,996

Included in the above amounts are $0.3 million of impaired loans that are government guaranteed.

Total impaired loans decreased by $3.2 million at December 31, 2022 compared to December 31, 2021. Impaired commercial real estate loans decreased by $1.4 million, impaired manufactured housing loans decreased by $0.8 million, impaired SBA loans decreased by $0.4 million, impaired single family loans decreased by $0.3 million, and impaired commercial loans decreased by $0.2 million. The reduction in impaired loans was mainly due to payoffs or paydowns of impaired loan balances of $3.0 million during the year ended December 31, 2022.

The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Total nonaccrual loans	$211	$565	$3,872
Government guaranteed portion of loans included above	—	—	(207)
Total nonaccrual loans without government guarantees	$211	$565	$3,665

Allowance for loan losses to total nonaccrual loans	5,102%	1,841%	263%
Nonaccrual loans to total loans outstanding	0.02%	0.06%	0.43%

TDR loans, gross	$5,996	$8,565	$11,141
Loans 30 through 89 days past due with interest accruing	$2,880	$704	$1,889
Allowance for loan losses to gross loans held for investment	1.15%	1.20%	1.23%
Allowance for loan losses to impaired loans	177.73%	112.65%	81.56%
Interest income recognized on impaired loans	$501	$660	$758
Interest income that would have been recorded under the original terms of nonaccrual loans	$38	$154	$254

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

The following table summarizes the composition of nonaccrual loans:

	At December 31, 2022			At December 31, 2021
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$61	28.91%	0.01%	$306	54.16%	0.03%
SBA	—	0.00%	0.00%	1	0.18%	0.00%
Single family real estate	150	71.09%	0.01%	258	45.66%	0.03%
Total nonaccrual loans	$211	100.00%	0.02%	$565	100.00%	0.06%

Total nonaccrual balances decreased $0.4 million to $0.2 million at December 31, 2022, from $0.6 million at December 31, 2021. None of the nonaccrual loans were guaranteed by the U.S. government or its agencies at December 31, 2022 or 2021. The percentage of nonaccrual loans to the total loan portfolio has decreased to 0.02% as of December 31, 2022 from 0.06% at December 31, 2021.

CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Net Loan (Recoveries) Charge-offs

The following table reflects net (recoveries) charge-offs by portfolio type for the periods indicated.

	December 31,
	2022	2021	2020

	(dollars in thousands)
Net charge-offs (recoveries):
Manufactured housing	$(139)	$(218)	$(27)
Commercial real estate	(80)	(80)	(80)
Commercial	(190)	(40)	(133)
SBA	(134)	(47)	(7)
HELOC	(12)	(6)	(6)
Single family real estate	—	(1)	(1)
Consumer	(1)	1	—
Total net (recoveries) charge-offs	$(556)	$(391)	$(254)

Average loan balance
Manufactured housing	$305,318	$288,039	$267,851
Commercial real estate	520,240	438,792	394,417
Commercial	69,994	71,866	91,602
SBA	13,331	73,672	63,955
HELOC	3,686	2,137	2,880
Single family real estate	8,935	9,996	11,069
Consumer	134	99	89
Total average loan balance	$921,638	$884,601	$831,863

Net charge-offs annualized percentage
Manufactured housing	(0.05)%	(0.08)%	(0.01)%
Commercial real estate	(0.02)%	(0.02)%	(0.02)%
Commercial	(0.27)%	(0.06)%	(0.15)%
SBA	(1.01)%	(0.06)%	(0.01)%
HELOC	(0.33)%	(0.28)%	(0.21)%
Single family real estate	0.00%	(0.01)%	(0.01)%
Consumer	(0.75)%	1.01%	0.00%
Total net (recoveries) charge-offs to average loans	(0.06)%	(0.04)%	(0.03)%

At December 31, 2022, the allowance for loan losses was $10.8 million or 1.15% of gross loans compared to $10.4 million or 1.20% of gross loans at December 31, 2021.

The following table summarizes the allocation of allowance for loan losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2022		2021
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans
Manufactured housing	$3,879	33.8%	$2,606	34.2%
Commercial real estate	5,980	58.4%	6,729	55.3%
Commercial	747	6.2%	923	6.4%
SBA	21	0.4%	22	2.7%
HELOC	27	0.3%	18	0.4%
Single family real estate	107	0.9%	105	1.0%
Consumer	4	0.0%	1	0.0%
Total	$10,765	100.0%	$10,404	100.0%

The total allowance for loan losses increased by $0.4 million to $10.8 million at December 31, 2022 compared to the prior year. In addition, the Company had net recoveries of $0.6 million in 2022 compared to net recoveries of $0.4 million in 2021.

Investment Securities

Investment securities are classified at the time of acquisition as either held-to-maturity or available-for-sale based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Securities classified as held-to-maturity are debt securities that management has both the intent and ability to hold to maturity, regardless of changes in market conditions, liquidity needs, or general economic conditions. These types of securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments.

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and to manage liquidity, capital, and interest rate risk.

The weighted average yields of investment securities by maturity period were as follows at December 31, 2022:

	December 31, 2022
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$519	3.59%	$3,588	4.40%	$4,107	4.30%
U.S. government agency CMO	—	—	—	—	—	—	4,296	4.63%	4,296	4.63%
U.S. Treasury securities	9,970	2.06%	—	—	—	—	—	—	9,970	2.06%
Corporate debt securities	—	—	—	—	8,315	3.74%	—	—	8,315	3.74%
Total	$9,970	2.06%	$—	—	$8,834	3.73%	$7,884	4.53%	$26,688	3.34%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%
Total	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%
Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The Company does not own any subprime mortgage-backed securities (“MBS”) in its investment portfolio. Gross unrealized losses at December 31, 2022 are primarily caused by interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The Company has reviewed all securities on which there was an unrealized loss in accordance with its accounting policy for other than temporary impaired (“OTTI”) described in Note 2 - Investment Securities and determined no impairment was required. At December 31, 2022, the Company had the intent and the ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2022	2021	2020
	(in thousands)
Balance, beginning of period	$2,518	$2,614	$2,524
Additions	—	136	106
Proceeds from dispositions	(384)	—	—
Gains (losses) on sales, net	116	(232)	(16)
Balance, end of period	$2,250	$2,518	$2,614

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily manufactured housing) are classified as other assets acquired through foreclosure and are reported at fair value at the time of foreclosure less estimated costs to sell. Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense. At December 31, 2022 and 2021, the Company had $0.3 million and $0.3 million valuation allowance on foreclosed assets, respectively.

Deposits

The average balances by deposit type as of the dates presented below:

	Year Ended December 31,
	2022		2021		2020
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Non-interest-bearing demand deposits	$237,849	26.3%	$205,820	23.5%	$169,696	23.2%
Interest-bearing demand deposits	480,472	53.2%	467,720	53.3%	314,659	43.1%
Savings	24,317	2.7%	20,749	2.4%	17,419	2.4%
Time deposits over $250,000	4,769	0.5%	13,965	1.6%	25,599	3.5%
Other time deposits	156,019	17.3%	168,143	19.2%	203,511	27.8%
Total deposits	$903,426	100.0%	$876,397	100.0%	$730,884	100.0%

Total deposits decreased to $875.1 million at December 31, 2022 from $950.1 million at December 31, 2021, a decrease of $75.0 million. Non-interest-bearing demand deposits increased by $6.6 million to $216.5 million at December 31, 2022, compared to $209.9 million  December 31, 2021. Interest-bearing demand deposits decreased by $109.3 million to $428.2 million at December 31, 2022 compared to $537.5 million at December 31, 2021. Total demand deposits decreased by $102.7 million at December 31, 2022 compared to December 31, 2021, primarily due to net outflows of money market deposits as a result of the higher interest rate environment. Certificates of deposits increased by $27.9 million to $206.9 million at December 31, 2022 compared to $179.1 million at December 31, 2021. The increase in certificate of deposit balances related to increased balances from wholesale funding. Deposits have been the primary source of funding the Company’s asset growth. In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep ("ICS") services. Both CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits. At December 31, 2022 and 2021, the Company had $51.1 million and $6.5 million, respectively of CDARS deposits. At December 31, 2022 and 2021, the Company had $69.2 million and $93.3 million, respectively of ICS deposits.

Uninsured Deposits

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

The following table presents time certificate of deposits over the FDIC insurance limits by maturities:

	December 31,
	2022	2021
	Over $ 250,000	Over $ 250,000

Less than three months	$1,295	$4,703
Three to six months	930	5,882
Six to twelve months	1,251	2,941
Over twelve months	2,217	586
Total	$5,693	$14,112

The Company estimates its total uninsured deposits to be $332.1 million and $415.4 million as of December 31, 2022 and 2021, respectively.

The Company’s deposits may fluctuate as a result of local and national economic conditions. Management does not believe that deposit levels are influenced by seasonal factors.

The Company utilizes brokered deposits in accordance with strategic and liquidity planning.

Other Borrowings

The following table sets forth certain information regarding FHLB advances and other borrowings.

	December 31,
	2022	2021	2020
FHLB and FRB PPPLF Advances	(in thousands)
Maximum month-end balance	$110,000	$105,000	$200,103
Balance at year end	$90,000	$90,000	$105,000
Average balance	$90,795	$94,343	$132,855
Other Borrowings
Maximum month-end balance	$—	$—	$10,000
Balance at year end	$—	$—	$—
Average balance	$—	$—	$6,940
Total borrowed funds	$90,000	$90,000	$105,000
Weighted average interest rate at end of year	0.86%	0.86%	1.03%
Weighted average interest rate during the year	0.90%	1.04%	1.27%

FHLB and FRB Advances

The Company utilizes borrowed funds to support liquidity needs. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. At December 31, 2022, no advances were outstanding from the FRB.

The Company also had $39.0 million of letters of credit with the FHLB at December 31, 2022 to secure public funds. The Company, through the Bank, has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. As of December 31, 2022, the Company had pledged $21.1 million of securities and $232.6 million of loans to the FHLB as collateral. At December 31, 2022, the Company had $41.6 million available for additional borrowing.

The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans. As of December 31, 2022, there were $248.6 million of loans pledged as collateral to the FRB. There were no outstanding FRB advances as of December 31, 2022. Available borrowing capacity was $78.9 million as of December 31, 2022.

Line of Credit

In September of 2021, the Company entered into an unsecured line of credit agreement for up to $5.0 million at Prime + 0.25%. The Company must maintain a compensating deposit with the lender of $1.0 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%. The line of credit matured in September 2022 and the Company renewed the line of credit for an additional one-year term and increased the amount available to $10.0 million with no other changes to the financial terms or covenants. As of December 31, 2022 and 2021, there were no outstanding balances on the revolving line of credit.

Federal Funds Purchased Lines

The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There were no amounts outstanding on these lines as of December 31, 2022.

Preferred Stock

There are no shares of the Company's preferred stock outstanding as of December 31, 2022 and 2021.

Liquidity and Capital Resources

Capital Resources

The federal banking agencies have adopted risk-based capital adequacy guidelines that are used to assess the adequacy of capital in supervising bank holding companies and banks. In July 2013, the federal banking agencies approved the final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning January 1, 2015, and ending January 1, 2019. The Final Rules implement the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and substantially amended the regulatory risk-based capital rules applicable to the Company. Basel III redefined the regulatory capital elements and minimum capital ratios, introduced regulatory capital buffers above those minimums, revised rules for calculating risk-weighted assets and added a new component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

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

The following table illustrates the Bank’s regulatory ratios and the current adequacy guidelines as of December 31, 2022 and 2021. The fully phased in guidelines are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2022
CWB's actual regulatory ratios	12.56%	11.44%	11.44%	10.34%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

December 31, 2021
CWB's actual regulatory ratios	12.19%	11.02%	11.02%	8.56%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. CWB's available liquidity is represented by cash, amounts due from banks, and non-pledged marketable securities. CWB manages its liquidity risk through operating, investing, and financing activities. In order to ensure funds are available when necessary, on at least a quarterly basis, CWB projects the amount of funds that will be required. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. In addition, loans and securities are pledged to the FHLB providing $41.6 million in available borrowing capacity as of December 31, 2022. Loans pledged to the FRB discount window provided $78.9 million in borrowing capacity at December 31, 2022. As of December 31, 2022, there were no outstanding borrowings from the FRB.

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

The Company, through CWB, has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total FHLB advances were $90.0 million and $90.0 million at December 31, 2022 and 2021, respectively, borrowed at fixed rates. At December 31, 2022, CWB had pledged to FHLB, securities of $21.1 million at carrying value and loans of $232.6 million. At December 31, 2021, the Company had pledged to FHLB, securities of $13.2 million at carrying value and loans of $286.6 million, and had $44.5 million available for additional borrowing.

In September of 2021, the Company entered into an unsecured line of credit agreement for up to $5.0 million at Prime + 0.25%. The Company must maintain a compensating deposit with the lender of $1.0 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65, a minimum Tier 1 leverage ratio of 7.0% a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%. The line of credit matured in September 2022 and the Company renewed the line of credit for an additional one-year term and increased the amount available to $10.0 million with no other changes to the financial terms or covenants. At December 31, 2022 and 2021, the line of credit balance was zero.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits. The liquidity ratio of the Bank was 10.4%, and 21.7% at December 31, 2022 and 2021, respectively. The Bank’s liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, and loans held for sale divided by total assets.

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources for its liquidity. CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends and interest payments on the other borrowings. CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB and has the capability to issue equity and debt securities. Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior approval. During 2022, CWBC declared dividends of $2.6 million. On January 27, 2023, the Company's Board of Directors declared a $0.08 per share dividend payable February 28, 2023, to stockholders of record on February 10, 2023. The Company anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations excluding accrued interest:

	December 31, 2022
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Time deposit maturities	$115,033	$91,894	$206,927
FHLB advances	—	90,000	90,000
Operating lease obligations	1,014	4,888	5,902
Total	$116,047	$186,782	$302,829

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

	At December 31, 2021
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Loan commitments to extend credit	$76,498	$19,813	$3,700
Standby letters of credit	-	-	-
Total	$76,498	$19,813	$3,700

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

For further discussion regarding the impact to the Company of interest rate changes, see Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Litigation

See Part 1. Item 3: Legal Proceedings of this Form 10-K.

SUPERVISION AND REGULATION

Introduction

CWBC is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated, and examined by the Board of Governors of the Federal Reserve System (the “FRB”). In addition to the regulation of the Company by the FRB, CWB is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency (“OCC”). The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain prescribed limits. The Company is also subject to jurisdiction of the Securities and Exchange Commission ("SEC") and to the disclosure and regulatory requirements of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"), and through the listing of the common stock on the NASDAQ Capital Select Market, the Company is subject to the rules of NASDAQ.

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

Securities Registration and Listing

CWBC’s common stock is registered with the SEC under the Exchange Act and, therefore, is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act as well as the Securities Act both administered by the SEC. CWBC is required to file annual, quarterly and other current reports with the SEC. The SEC maintains an Internet site, http://www.sec.gov, at which CWBC’s filings with the SEC may be accessed. CWBC’s SEC filings are also available on its website at www.communitywest.com.

CWBC’s common stock is listed on the NASDAQ Capital Market and trade under the symbol “CWBC.” As a company listed on the NASDAQ Capital Market, CWBC is subject to NASDAQ standards for listed companies. CWBC is also subject to certain provisions of the Sarbanes-Oxley Act of 2002 (“SOX”), the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), and other federal and state laws and regulations that govern financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was enacted in 2010 and effectuated a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council to identify systemic risks in the financial system and oversee and coordinate the actions of the U.S. financial regulatory agencies.

The Dodd-Frank Act and the regulations promulgated thereunder require, among other things, that: (i) the consolidated capital requirements of depository holding companies must be not less stringent than those applied to depository institutions; (ii) the reserve ratio of the Deposit Insurance Fund was raised to 1.35%; (iii) publicly traded companies, such as CWBC, must provide their stockholders with a non-binding vote on executive compensation at least every three years and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (iv) the deposit insurance amounts for banks, savings institutions, and credit unions be permanently increased to $250,000 per qualified depositor; (v) authority was given to the federal banking regulators to prohibit extensive compensation to executives of depository institutions and their holding companies with assets in excess of $1.0 billion; (vi) Section 23A of the Federal Reserve Act was broadened and prohibits a depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and if representing more than 10% of capital, is approved by the disinterested directors; (vii) interstate branching rights were expanded; and (viii) bank entities, under the (“Volker Rule”), were prohibited from conducting certain investment activities that are considered proprietary trading with their own accounts.

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

Financial Institutions Capital Rules

The Basel III accord was developed by the Basel Committee on Banking Supervision to strengthen regulation, supervision, and risk management and avoid disruptions in financial markets. The Basel III standards, among other things: (i) implemented increased capital levels for CWBC and CWB; (ii) introduced a new capital measure of common equity Tier 1 capital known as "CET1" and related regulatory capital ratio of CET1 to risk-weighted assets; (iii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iv) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (v) expanded the scope of the deductions from and adjustments to capital. Under Basel III, for most banking organizations the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to Basel III specific requirements.

Under Basel III, the minimum capital ratios are as follows: (i) 4.5% CET1 to risk-weighted assets; (ii) 6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; (iii) 8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and (iv) 4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”). The Basel III capital conservation buffer is designed to absorb losses and protect the financial institution during periods of economic difficulties. Banking institutions with a ratio of CET1 to risk-weighted assets, Tier 1 to risk-weighted assets, or total capital to risk-weighted assets above the minimum but below the capital conservation buffer face limitations on their ability to pay dividends, repurchase shares, or pay discretionary bonuses based on the amount of the shortfall and the institution’s "eligible retained income." Under the capital conservation buffer, CWBC and CWB are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of: (i) CET1 to risk-weighted assets of at least 7%; (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; and (iii) total capital to risk-weighted assets of at least 10.5%.

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

Basel III provides a standardized approach for risk weightings that expands the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset classes.

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

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to a bank or bank holding company’s executive officers, directors, and principal shareholders; any company controlled by any such executive officer, director, or shareholder; or any political or campaign committee controlled by such executive officer, director, or principal shareholder. Additionally, such loans or extensions of credit must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders, must not involve more than the normal risk of repayment or present other unfavorable features, and must not exceed the bank’s unimpaired capital and unimpaired surplus in the aggregate.

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

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, CWB may not extend credit, lease or sell property, furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•	the customer must obtain or provide some additional credit, property, or services from or to CWB other than a loan, discount, deposit, or trust services;
•	the customer must obtain or provide some additional credit, property, or service from or to CWBC or any subsidiaries; or
•	the customer must not obtain some other credit, property, or services from competitors, except reasonable requirements to assure soundness of credit extended.

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

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

As a result of SOX, and its regulations, CWBC has incurred substantial cost to interpret and ensure compliance with the law and its regulations including, without limitation, increased expenditures by CWBC in auditors’ fees, attorneys’ fees, outside advisors' fees, and increased errors and omissions insurance premium costs. Future changes in the laws, regulations, or policies that impact CWBC cannot necessarily be predicted and may have a material effect on the business and earnings of CWBC.

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

The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2022.

	Adequately Capitalized	Well Capitalized	Capital Conservation Buffer Fully Phased-In	CWB	CWBC (consolidated)

Total risk-based capital	8.00%	10.00%	10.50%	12.56%	12.62%
Tier 1 risk-based capital ratio	6.00%	8.00%	8.50%	11.44%	11.46%
Common Equity Tier 1	4.50%	6.50%	7.00%	11.44%	11.46%
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	10.34%	8.90%

Prompt Corrective Action Authority. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•
“well capitalized” if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 8% or more, has a common equity tier 1 capital ratio of 6.5% or more, has a leverage capital ratio of 5% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 6% or more, a common equity tier 1 capital ratio of 4.5% or more, and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized;”

•
“undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 6%, a common equity tier 1 capital that is less than 4.5%, or a leverage capital ratio that is less than 4% (3% under certain circumstances);

•
“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, a common equity tier 1 capital ratio that is less than 3%, or a leverage capital ratio that is less than 3%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

While these benchmarks have not changed, due to market turbulence, the regulators have strongly encouraged and, in many instances, required, banks and bank holding companies to achieve and maintain higher ratios as a matter of safety and soundness.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by their holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Further, a bank that otherwise meets the capital levels to be categorized as “well capitalized” will be deemed to be “adequately capitalized” if the bank is subject to a written agreement requiring that the bank maintain specific capital levels. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal, and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

Brokered Deposit Restrictions. Well-capitalized banks are not subject to limitations on brokered deposits, while an adequately capitalized bank is able to accept, renew, or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized banks are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2022, CWB is deemed to be “well capitalized” and, therefore, is eligible to accept brokered deposits.

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

The Dodd-Frank Act required the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund to 1.35% of insured deposits by September 30, 2020, and broadened the base for FDIC insurance assessments so that assessments are based on average consolidated total assets, less average tangible equity capital of a financial institution rather than on its insured deposits. The Deposit Insurance Fund reserve ratio actually reached 1.36% on September 30, 2018, ahead of the September 30, 2020, deadline, but then fell below the 1.35% level to 1.30% due to extraordinary growth in insured deposits and, accordingly, the FDIC adopted a restoration plan. Under that plan, the FDIC is providing updates at least semi-annually. The semi-annual update as of March 31, 2022, showed a decline of four basis points in the reserve ratio to 1.23%. As a result, in June 2022, the FDIC adopted an amendment to the restoration plan resulting in a uniform increase in the base deposit insurance assessment of two basis points beginning with the first quarter of 2023 to meet the 1.35% level by 2028. With the recent bank failures, the FDIC may consider a further amendment to the deposit insurance assessment to meet the required level.

The FDIC may terminate its insurance of deposits if it finds that a bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. Based on their administration by Treasury’s Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e. g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC.

Failure of CWB to maintain and implement an adequate OFAC program, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. CWB has augmented its systems and procedures to accomplish this. CWB believes that the ongoing cost of compliance with OFAC programs is not likely to be material to CWB.

Anti-Money Laundering.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations requires CWB to take steps to prevent the use of it or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training, and establishing a comprehensive internal audit of BSA compliance activities. The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded the anti-money laundering (“AML”) and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures, and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing.

CWB must provide BSA/AML training to employees, designate a BSA compliance officer, and annually audit the BSA/AML program to assess its effectiveness. The federal regulatory agencies continue to issue regulations and new guidance with respect to the application and requirements of BSA and AML.

The Anti-Money Laundering Act of 2020 (the “AML Act”) was enacted effective January 1, 2021, and presents the most comprehensive revisions and enhancements to anti-money laundering and counter terrorism laws since the Currency and Foreign Transactions Reporting Act of 1970 and the USA PATRIOT Act of 2001 (the “BSA”).  The impact of the new legislation will not be fully known until required regulations are adopted and implemented, but the AML Act represents significant changes and reaffirms and broadens the government’s oversight and commitment to addressing the illicit activities and financing of terrorism.

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

One of the most significant portions of the AML Act is the Corporate Transparency Act (“CTA”), which will require the reporting of certain information regarding “beneficial owners” of “reporting companies” to a confidential database to be established by FinCEN. Reporting companies are defined as any corporation, limited liability company, or other entity formed in the U.S. under the laws of a state or Indian Tribe or registered as a foreign entity to do business in the U.S., other than those specifically excluded, such as: (i) companies reporting or with a class of securities registered with the SEC under the Securities Act of 1934; (ii) banks, bank holding companies, and credit unions; (iii) money transmitters, registered broker‑dealers, registered investment advisors, and investment companies; (iv) public utilities and insurance companies; (v) 503(c)(3) entities; (vi) entities that employ more than 20 employees, have reported gross receipts or sales to the Internal Revenue Service in excess of $5.0 million in the prior year, and have an operating presence in the U.S.; and (vii) certain “inactive” entities.

A beneficial owner is any individual who directly or indirectly exercises substantial control over an entity or owns or controls 25% or more of the ownership interest of an entity. The reporting company will be required to provide FinCEN with the legal name, date of birth, current resident or business address, and an acceptable identification number of the beneficial owner. In September 2022, FinCEN issued a final rule to implement the beneficial ownership information reporting which will require most corporations, limited liability companies, and other entities created or doing business in the U.S. before January 1, 2024, to report on their beneficial owners by January 1, 2025.

Under the CTA, the Treasury is to minimize the burden on reporting companies and ensure the information deposited in the database is maintained in the strictest confidence and made available for inspection or disclosure by FinCEN only for the purposes set forth in the AML Act and only to: (i) federal agencies engaged in national security, intelligence, or law enforcement; (ii) state, local, or Tribal law enforcement agencies, subject to authorization by a court of competent jurisdiction; (iii) financial institutions subject to customer due diligence requirements with the consent of the reporting company; (iv) requests by a federal or other appropriate regulatory agency; (v) certain Treasury officials for tax administration purposes; and (vi) authorized federal agencies on behalf of a properly recognized foreign authority. On January 25, 2022, FinCEN issued proposed regulations for a pilot program to permit financial institutions to share suspicious activity information with their foreign branches, subsidiaries and affiliates to combat illicit finance risks under the AML Act.

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

Safeguarding of Customer Information and Privacy. The bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. CWB has adopted an information security program to comply with such requirements.

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

In November 2021, the federal bank regulatory agencies issued a joint rule to improve the sharing of information about cyber incidents involving U.S. banks. The rule requires a banking organization to notify its primary federal regulator (and its service providers) as soon as possible (and no later than 36 hours after determination) after it experiences a significant computer-security incident. The compliance date of this rule was May 1, 2022.

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

In addition, federal law and certain state laws (including California) currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws (including California) companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees, and benefits.  In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide nine standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.

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

Moreover, additional initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future which, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject bank holding companies and banks to increased supervision and disclosure, compliance costs, and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. Bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, resulting in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, capital adequacy, BSA compliance, as well as other safety and soundness concerns.

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

To mitigate the impact of changes in interest rates on the Company’s interest-earning assets and interest-bearing liabilities, the Company actively manages the amounts and maturities. While the Company has some assets and liabilities in excess of five years, it has internal policy limits designed to minimize risk should interest rates rise. Currently, the Company does not use derivative instruments to help manage risk but will consider such instruments in the future if the perceived need should arise.

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

The following table presents the impact of that analysis in dollars and percentages at December 31, 2022.

	Sensitivity of Net Interest Income
	Interest Rate Scenario (change in basis point from Base)
	Down 300	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$46,911	$50,112	$53,046	$55,852	$58,342	$61,024	$63,687	$66,343	$64,147
Interest expense	4,002	5,525	7,055	8,600	11,588	14,577	17,565	20,553	21,602
Net interest income	$42,909	$44,587	$45,991	$47,252	$46,754	$46,447	$46,122	$45,790	$42,545
% change	(9.2)%	(5.6)%	(2.7)%		(1.1)%	(1.7)%	(2.4)%	(3.1)%	(10.0)%

At December 31, 2021, the following table presents the impact of that analysis in dollars and percentages:

	Sensitivity of Net Interest Income
	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$43,537	$44,317	$48,378	$52,374	$56,312	$60,223	$64,147
Interest expense	2,705	2,838	6,591	10,344	14,096	17,849	21,602
Net interest income	$40,832	$41,479	$41,787	$42,030	$42,216	$42,374	$42,545
% change	(1.6)%		0.7%	1.3%	1.8%	2.2%	2.6%

As of December 31, 2022 , the Fed Funds target rate was a range of 4.25% to 4.50% and the prime rate was 7.50%. As of December 31, 2021, the Fed Funds target rate was a range of 0.00% to 0.25% and the prime rate was 3.25%.

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

At December 31, 2022 and 2021, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following tables show projected change in economic value of equity for this set of rate shocks.

	Economic Value of Equity
	As of December 31, 2022
	Interest Rate Scenario (change in basis point from Base)
	Down 300	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$1,130,386	$1,112,276	$1,088,217	$1,064,756	$1,038,587	$1,012,244	$985,932	$960,955	$937,615
Liabilities	940,198	905,486	872,742	841,887	819,738	798,767	778,903	760,083	746,313
Net present value	$190,188	$206,790	$215,475	$222,869	$218,849	$213,477	$207,029	$200,872	$191,302
% change	(14.7)%	(7.2)%	(3.3)%		(1.8)%	(4.2)%	(7.1)%	(9.9)%	(14.2)%

	Economic Value of Equity
	As of December 31, 2021
	Interest Rate Scenario (change in basis point from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$1,207,530	$1,176,520	$1,153,486	$1,129,670	$1,105,275	$1,081,304	$1,058,075
Liabilities	1,061,422	1,018,843	989,950	962,681	936,934	912,614	889,633
Net present value	$146,108	$157,677	$163,536	$166,989	$168,341	$168,690	$168,442
% change	(7.3)%		3.7%	5.9%	6.8%	7.0%	6.8%

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Community West Bancshares

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Community West Bancshares and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Loan Losses
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses (allowance) is a valuation account that reflects the Company’s estimate of known and inherent probable losses on existing loans held for investment. The allowance for loan losses was $10.8 million at December 31, 2022, which consists of two components: the valuation allowance for loans individually evaluated for impairment (specific reserves), representing $0.2 million, and the valuation allowance for loans collectively evaluated for impairment (general reserves), representing $10.6 million.

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

Our audit procedures related to the Company’s qualitative factors applied to the general reserve of the allowance for loan losses included the following, among others:

•
We obtained an understanding of management’s controls that are related to the estimation of the qualitative factors and tested those controls for both design effectiveness and operating effectiveness. These controls included management’s determination, review and approval of qualitative factors and the data that was utilized in establishing the qualitative factors.

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

San Francisco, California
March 31, 2023

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,379	$1,621
Interest-earning demand deposits in other financial institutions	63,311	206,754
Cash and cash equivalents	64,690	208,375
Investment securities - available-for-sale, at fair value; amortized cost of $27,790 at December 31, 2022 and $19,588 at December 31, 2021	26,688	19,711
Investment securities - held-to-maturity, at amortized cost; fair value of $2,423 at December 31, 2022 and $2,974 at December 31, 2021	2,557	2,815
Investment securities - measured at fair value	225	248
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	4,533	4,441
Loans held for sale, at lower of cost or fair value	21,033	23,408

Loans held for investment	934,309	868,675
Allowance for loan losses	(10,765)	(10,404)
Total loans held for investment, net	923,544	858,271
Other assets acquired through foreclosure, net	2,250	2,518
Premises and equipment, net	6,104	6,576
Other assets	39,878	30,689
Total assets	$1,091,502	$1,157,052

Liabilities:
Deposits:
Non-interest-bearing demand	$216,494	$209,893
Interest-bearing demand	428,173	537,508
Savings	23,490	23,675
Certificates of deposit ($250,000 or more)	6,693	17,612
Other certificates of deposit	200,234	161,443
Total deposits	875,084	950,131
Federal Home Loan Bank advances	90,000	90,000
Other liabilities	13,768	15,546
Total liabilities	978,852	1,055,677

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,798,412 shares issued and outstanding at December 31, 2022 and 8,650,166 at December 31, 2021	45,694	44,431
Retained earnings	67,727	56,852
Accumulated other comprehensive (loss) income	(771)	92
Total stockholders’ equity	112,650	101,375
Total liabilities and stockholders’ equity	$1,091,502	$1,157,052

See the accompanying Notes to Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2022	2021	2020
Interest and dividend income:	(in thousands, except per share amounts)
Loans, including fees	$46,657	$45,123	$42,948
Investment securities and other	2,481	955	906
Total interest and dividend income	49,138	46,078	43,854
Interest expense:
Deposits	2,511	2,835	5,483
Federal Home Loan Bank advances and other borrowings	817	869	1,782
Total interest expense	3,328	3,704	7,265
Net interest income	45,810	42,374	36,589
Provision (credit) for loan losses	(195)	(181)	1,223
Net interest income after provision (credit) for loan losses	46,005	42,555	35,366
Non-interest income:
Other loan fees	1,161	1,349	1,546
Gains from loan sales, net	257	475	920
Document processing fees	422	512	513
Service charges	438	302	354
Other income	1,700	1,115	579
Total non-interest income	3,978	3,753	3,912
Non-interest expenses:
Salaries and employee benefits	19,637	18,624	18,287
Occupancy, net	4,180	3,254	3,036
Professional services	2,923	1,645	1,801
Advertising and marketing	921	734	673
Data processing	1,265	1,215	1,055
Depreciation	711	780	821
FDIC assessment	577	485	565
Other expenses	1,058	1,258	1,285
Total non-interest expenses	31,272	27,995	27,523
Income before provision for income taxes	18,711	18,313	11,755
Provision for income taxes	5,262	5,212	3,510
Net income	$13,449	$13,101	$8,245
Earnings per share:
Basic	$1.54	$1.53	$0.97
Diluted	$1.51	$1.50	$0.97
Weighted average number of common shares outstanding:
Basic	8,722	8,568	8,473
Diluted	8,892	8,723	8,543
Dividends declared per common share	$0.295	$0.270	$0.195

See the accompanying Notes to Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$13,449	$13,101	$8,245
Other comprehensive (loss) income, net:
Unrealized (loss) income on securities available-for-sale (AFS), net (tax effect of $362, ($24), ($47) for each respective period presented)	(863)	57	113
Net other comprehensive (loss) income	(863)	57	113
Comprehensive income	$12,586	$13,158	$8,358

See the accompanying Notes to Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance January 1, 2020	—	$—	8,472	$42,586	$(78)	$39,470	$81,978
Net income	—	—	—	—	—	8,245	8,245
Exercise of stock options	—	—	1	4	—	—	4
Stock based compensation	—	—	—	319	—	—	319
Common stock repurchases	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	(1,652)	(1,652)
Other comprehensive income, net	—	—	—	—	113	—	113
Balance, December 31, 2020:	—	—	8,473	42,909	35	46,063	89,007
Net income	—	—	—	—	—	13,101	13,101
Exercise of stock options	—	—	177	1,204	—	—	1,204
Stock based compensation	—	—	—	318	—	—	318
Common stock repurchases	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	(2,312)	(2,312)
Other comprehensive income, net	—	—	—	—	57	—	57
Balance, December 31, 2021:	—	—	8,650	44,431	92	56,852	101,375
Net income	—	—	—	—	—	13,449	13,449
Exercise of stock options	—	—	110	974	—	—	974
Grant of restricted stock awards, net of forfeitures	—	—	38	—	—	—	—
Stock based compensation	—	—	—	289	—	—	289
Dividends on common stock	—	—	—	—	—	(2,574)	(2,574)
Other comprehensive loss, net	—	—	—	—	(863)	—	(863)
Balance, December 31, 2022:	—	$—	8,798	$45,694	$(771)	$67,727	$112,650

See the accompanying Notes to Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$13,449	$13,101	$8,245
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan losses	(195)	(181)	1,223
Depreciation	711	780	821
Stock-based compensation	289	318	319
Deferred income taxes	250	(505)	(959)
Net (accretion) amortization of discounts and premiums for investment securities	(76)	63	82
(Gains) losses on:
Sale of repossessed assets, net	(116)	—	—
Sale of loans, net	(257)	(475)	(920)
Sale of assets, net	—	4	18
Loans originated for sale	(22,069)	(41,077)	(55,186)
Proceeds from sales of loans held for sale	21,331	41,552	56,106
Proceeds from principal paydowns on loans held for sale	3,370	7,346	9,897
Change in fair value of equity securities	23	(99)	18
Changes in:
Other assets	(9,196)	439	(2,805)
Other liabilities	(1,778)	1,093	(401)
Servicing assets, net	120	(139)	(615)
Net cash provided by operating activities	5,856	22,220	15,843
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	32,236	3,894	5,069
Purchase of available-for-sale securities	(40,360)	(6,250)	(3,000)
Principal pay downs and maturities of held-to-maturity securities	255	1,743	1,511
Loan originations and principal collections, net	(65,078)	(41,596)	(91,763)
Purchase of bank owned life insurance	—	—	(2,500)
Purchase of restricted stock, net	(92)	192	(546)
Purchase of premises and equipment, net	(239)	(206)	(338)
Proceeds from sale of other assets acquired through foreclosure	384	—	—
Net cash used in investing activities	(72,894)	(42,223)	(91,567)
Cash flows from financing activities:
Net (decrease) increase in deposits	(75,047)	183,946	15,251
Proceeds from FHLB advances	45,000	—	90,000
Repayments of FHLB advances	(45,000)	(15,000)	(50,000)
Exercise of stock options	974	1,204	4
Cash dividends paid on common stock	(2,574)	(2,312)	(1,652)
Net cash (used in) provided by financing activities	(76,647)	167,838	53,603
Net (decrease) increase in cash and cash equivalents	(143,685)	147,835	(22,121)
Cash and cash equivalents at beginning of year	208,375	60,540	82,661
Cash and cash equivalents at end of year	$64,690	$208,375	$60,540
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,260	$3,880	$8,050
Income taxes	4,957	5,802	2,350
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	—	136	106
Operating lease right-of-use asset	—	—	487
Operating lease liability	—	—	487

See the accompanying Notes to Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full-service banking through its wholly owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”). These entities are collectively referred to herein as the “Company.”

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

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate, and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2022 and 2021, manufactured housing loans comprised 33.1% and 33.3%, respectively, of total loans. As of December 31, 2022 and 2021, commercial real estate loans accounted for approximately 57.1% and 53.9% of total loans, respectively. Approximately 24.5% and 27.8% of these commercial real estate loans were owner occupied at December 31, 2022 and 2021, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 50.4% and 53.7% at December 31, 2022 and 2021, respectively. The Company was within established lending policy limits at December 31, 2022 and 2021.

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2022 and 2021 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2022, 2021 and 2020, the Company had only one reportable business segment.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Company and deposits are reported net.

The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash Reserve Requirement

Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank (“FRB”). The amount of the reserve varies by bank as the bank is permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The Federal Reserve reduced the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020, to aid institutions impacted by COVID-19.

Investment Securities

Investment securities may be classified as held-to-maturity (“HTM”), available-for-sale (“AFS”), or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.

Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of other comprehensive income (loss) (“OCI”), except for impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.

Trading securities are carried at their estimated fair value. The changes in the fair value of trading securities are adjusted through non-interest income monthly.

Interest income on securities is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the interest method. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The Company’s subsidiary bank is a member of the FHLB system and maintains an investment in capital stock of the FHLB. The bank also maintains an investment in FRB stock. These investments are considered equity securities with no actively traded market. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest and dividend income. We conduct a periodic review and evaluation of our FHLB and FRB stock to determine if any impairment exists. No impairment existed in the years ended December 31, 2022 or 2021.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision. Loans held for sale are mostly comprised of SBA and commercial agriculture loans. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans are included in gains from loan sales, net in the accompanying consolidated statements of income. The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2022, 2021 and 2020.

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

Troubled debt restructurings (“TDR”): A TDR is a loan on which the Company, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. These concessions include but are not limited to term extensions, rate reductions and principal reductions. Forgiveness of principal is rarely granted and modifications for all classes of loans are predominately term extensions. A TDR loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

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

Nominal Risk – This rating is for the highest quality borrowers with nominal probability of default or loss given default from the transaction.  Typically, this is a borrower with a well-established record of financial performance, a strong equity position, abundant liquidity, and excellent debt service ability.  The borrower’s financial outlook is stable due to a broad range of operations or products and is able to weather an economic downturn without significant impact to liquidity or net worth.  Typically, this borrower will be publicly owned or have access to public debt or equity, all investment grade.  In addition, these credits will conform in all aspects to established loan policies and procedures, laws, rules, and regulations.  Transactions can include marketable securities as collateral, properly margined.

Pass/Watch – The loans in the three remaining pass categories range from minimal risk to Watch. Loans rated in the first two categories are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company. Loans in the minimal and moderate risk categories are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment. In the case of individuals, borrowers with this rating are quality borrowers demonstrating a reasonable level of secure income, a net worth adequate to support the loan and presenting a good primary source as well as an adequate secondary source of repayment. An asset in the Watch category indicates that although the borrower meets the criteria for a rating of acceptable risk or better, the credit possesses an identified and elevated risk level that should be resolved in a short period of time.  Technical risks include, but are not limited to, inadequate or improperly executed documentation, which may be material, serious delays in the submission of financial information, or covenant violations that are not indicative of a protracted trend.

Special Mention – A special mention loan has potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the full collection of amounts due. They are characterized by the distinct possibility that the Company will sustain some loss if the borrower’s deficiencies are not corrected.

Doubtful – A loan classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

Loss – Loans classified loss are considered uncollectible and of such little value that their continuance as bankable loans is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. Losses are taken on outstanding balances in the period in which they are considered uncollectible.

The Company’s ALL is maintained at a level believed appropriate by management to absorb known and inherent probable losses on existing loans. The allowance is charged for losses when management believes that full recovery on the loan is unlikely. The following is the Company’s policy regarding charging off loans.

Commercial, CRE and SBA Loans

Charge-offs on these loan categories are taken as soon as all or a portion of any loan balance is deemed to be uncollectible. A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments. Loans that experience insignificant payment delays or payment shortfalls generally are not classified as impaired. Generally, loan balances are charged down to the fair value of the collateral, if, based on a current assessment of the fair value, an apparent deficiency exists. In the event there is no perceived equity, the loan is charged-off in full. Unsecured loans which are delinquent over 90 days are also charged-off in full.

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

The ALL calculation for the different loan portfolios is as follows:

•
Commercial Real Estate, Commercial, Commercial Agriculture, SBA, HELOC, Single Family Residential, and Consumer – Migration analysis combined with risk rating is used to determine the required ALL for all non-impaired loans. In addition, the migration results are adjusted based upon qualitative factors that affect the specific portfolio category. Specific reserves on impaired loans are determined based upon the individual characteristics of the loan.

•
Manufactured Housing – The ALL is calculated on the basis of loss history and risk rating, which is primarily a function of delinquency. In addition, the loss results are adjusted based upon qualitative factors that affect this specific portfolio.

The Company evaluates and individually assesses for impairment loans classified as substandard or doubtful in addition to loans either on nonaccrual, considered a TDR, or when other conditions such as delinquency or covenant violations exist. Measurement of impairment on impaired loans is determined on a loan-by-loan basis and in total establishes a specific reserve for impaired loans. The amount of impairment is determined by comparing the recorded investment in each loan with its value measured by one of three methods:

•	The expected future cash flows are estimated and then discounted at the loan’s effective interest rate.
•
The value of the underlying collateral net of selling costs. Selling costs are estimated based on industry standards, the Company’s actual experience, or actual costs incurred as appropriate. When evaluating real estate collateral, the Company typically uses appraisals or valuations, no more than twelve months old at the time of evaluation. When evaluating non-real estate collateral securing the loan, the Company will use audited financial statements or appraisals no more than twelve months old at the time of evaluation. Additionally, for both real estate and non-real estate collateral, the Company may use other sources to determine value as deemed appropriate.

•	The loan’s observable market price.

Interest income is not recognized on impaired loans except for limited circumstances in which a loan, although impaired, continues to perform in accordance with the loan contract and the borrower provides financial information to support maintaining the loan on accrual.

The Company determines the appropriate ALL on a monthly basis. Any differences between estimated and actual observed losses from the prior month are reflected in the current period in determining the appropriate ALL and adjusted as deemed necessary. The review of the appropriateness of the ALL takes into consideration such factors as concentrations of credit, changes in the growth, size, and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees, and economic and environmental conditions that may affect the borrowers’ ability to pay and/or the value of the underlying collateral. Additional factors considered include geographic location of borrowers, changes in the Company’s product-specific credit policy, and lending staff experience. These estimates depend on the outcome of future events and, therefore, contain inherent uncertainties.

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

As with outstanding loans, the Company applies qualitative factors and utilization rates to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations. The estimate for loan losses on off-balance sheet instruments is included within other liabilities on the consolidated balance sheets and the charge to income that establishes this liability is included in other expense on the consolidated income statements.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Building improvements are amortized between twenty and thirty years or based on their useful lives. Generally, the estimated useful lives of other items of premises and equipment are as follows:

Years

Building and improvements	20 - 30
Furniture and equipment	5 - 10
Electronic equipment and software	3 - 5

Leases

At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding Right of Use (“ROU”) asset and operating lease liability are recorded in separate line items on the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made and is reduced by lease incentives that are paid or are payable to the Company. Variable lease payments that depend on an index are included in lease payments based on the rate in effect at the commencement date of the lease. Lease payments are recognized on a straight-line basis as part of occupancy expense over the lease term.

As the rate implicit in the lease is not readily determinable, the Company’s incremental borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less, therefore, these leases are not recorded on the Company’s consolidated balance sheets. Lease expense of these leases is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the option will be exercised.

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

Other Assets Acquired Through Foreclosure, Net

Other assets acquired through foreclosure are recorded at fair value at the time of foreclosure less estimated costs to sell. Any excess of loan balance over the fair value less estimated costs to sell of the assets is charged-off against the allowance for loan losses. Any excess of the fair value less estimated costs to sell over the loan balance is recorded as a loan loss recovery to the extent of the loan loss previously charged-off against the allowance for loan losses; and, if greater, recorded as a gain. Subsequent to the legal ownership date, the Company periodically performs a new valuation and the other assets acquired through foreclosure are carried at the lower of carrying amount or fair value less estimated costs to sell. Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

Servicing Assets

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

SBA servicing assets measured at fair value were $26 thousand and $44 thousand for the years ended December 31, 2022 and 2021, respectively. Changes in the fair values are recorded in other income in the consolidated  income statements.

In prior periods, the Company carried SBA servicing assets measured under the amortization method. There were no remaining SBA servicing assets measured at amortized cost at  December 31, 2022 or 2021.

CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) seller/servicer. Servicing assets/liabilities are recognized as separate assets/liabilities as certain servicing requirements are retained. Servicing assets are amortized over the period of estimated net servicing income. CWB uses Farmer Mac prepayment statistics in estimating the expected life of the loans. Management evaluates its servicing assets for impairment quarterly. Servicing assets are evaluated for impairment based on the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis. The initial servicing asset and resulting gain is calculated based on the contractual net servicing fees. Farmer Mac servicing assets are valued based on the net servicing fee, estimated life of seven years, and discounted by the bank’s borrowing rate. Farmer Mac servicing assets measured under the amortization method were $1.5 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. Servicing assets are recorded in other assets on the consolidated balance sheets.

	Year Ended December 31
SBA servicing assets measured at fair value	2022	2021	2020
	(in thousands)
Balance, beginning of period	$44	$43	$40
Additions	-	-	-
Amortization, net	-	-	-
Valuation adjustment	(18)	1	3
Balance, end of period	$26	$44	$43

	Year Ended December 31
SBA servicing assets measured using the amortization method	2022	2021	2020
	(in thousands)
Balance, beginning of period	$-	$27	$41
Additions	-	-	-
Amortization, net	-	(6)	(14)
Valuation adjustment	-	(21)	-
Balance, end of period	$-	$-	$27

	Year Ended December 31
Farmer Mac servicing assets measured using the amortization method	2022	2021	2020
	(in thousands)
Balance, beginning of period	$1,556	$1,391	$765
Additions	257	475	920
Amortization, net	(359)	(310)	(294)
Valuation adjustment	-	-	-
Balance, end of period	$1,454	$1,556	$1,391

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to have been surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge and exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other income in the consolidated income statements. The cash surrender value of the underlying policies was $8.7 million and $9.8 million as of December 31, 2022 and 2021, respectively, and was recorded in other assets on the consolidated balance sheets. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

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
•
Level 2— Observable quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, matrix pricing, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly in the market.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2022 or 2021. The estimated fair value amounts for December 31, 2022 and 2021 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

The information presented in Note 16 - Fair Value Measurement should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

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

FRB and FHLB stock

CWB is a member of the FHLB system and maintains an investment in capital stock of the FHLB. CWB also maintains an investment in FRB stock. These investments are carried at cost since no ready market exists for them, and they have no quoted market value. The Company conducts a periodic review and evaluation of our FHLB stock to determine if any impairment exists. The fair values have been categorized as Level 2 in the fair value hierarchy.

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

Federal Home Loan Bank advances and other borrowings

The fair values of the Company’s borrowings are estimated using discounted cash flow analyses based on the market rates for similar types of borrowing arrangements. The FHLB advances have been categorized as Level 2 in the fair value hierarchy.

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

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

The factors used in the earnings per share computation are as follows:

	Year Ended December 31
	2022	2021	2020
	(dollars in thousands, except per share amounts)
Net income available to common stockholders	$13,449	$13,101	$8,245

Weighted average number of common shares outstanding - basic	8,722,481	8,567,839	8,472,709
Add: Dilutive effects of assumed exercises of stock options	169,646	155,099	70,120
Weighted average number of common shares outstanding - diluted	8,892,127	8,722,938	8,542,829

Earnings per share:
Basic	$1.54	$1.53	$0.97
Diluted	$1.51	$1.50	$0.97

Stock options for 95,304; 101,010; and 391,064 shares of common stock were not considered in computing diluted earnings per share for the years ended December 31, 2022, 2021, and 2020, respectively, because they were antidilutive.

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which amends the guidance for recognizing credit losses from an “incurred loss” methodology that delays recognition of credit losses until it is probable a loss has been incurred to an expected credit loss methodology. The guidance requires the use of the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company established a committee comprised of executive management and members of Accounting and Credit Administration and is using a third-party software provider specializing in CECL loss modeling. The Company performed parallel runs of the model for the three-month periods ending June 30, September 30, and December 31, 2022. The results of the parallel runs identified an expected increase to the Allowance for Credit Losses between $1.7 million and $1.9 million and an increase to the reserve for unfunded commitments of approximately $500 thousand. The Company will record the initial adjustment and after-tax charge to retained earnings in the first quarter of 2023.

In March 2020, the FASB issued ASU-2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. As of December 31, 2021, the Company had $4.2 million of securities with rates tied to LIBOR and is currently evaluating the impact of the amended guidance and does not anticipate a material impact to the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” This Update eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors that currently exists. However, the Update requires new disclosures related to certain loan restructurings when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the new amendments require an entity to disclose current period charge-offs by year of origination of the loan in the existing vintage disclosures. The amendments in this Update are effective for the Company beginning on January 1, 2023. The Update requires prospective transition for the disclosures related to loan restructurings for borrowers experiencing financial difficulty and the presentation of gross charge-offs in the vintage disclosures. The adoption of this standard is not expected to have a material effect on the Company’s consolidated operating results or consolidated financial condition, however the required disclosures will be added to the Company’s consolidated financial statements subsequent to the date of adoption.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The amendments in this Update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value of that security. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to contractual sale restrictions: a) the fair value of equity securities subject to contractual sale restrictions reflected in the consolidated balance sheets; b) the nature and remaining duration of the restriction(s); and c) the circumstances that could cause a lapse in the restriction(s). This new guidance will be effective for the Company on January 1, 2024. Early adoption is permitted. The amendments in this Update should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed at the date of adoption. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$4,081	$26	$—	$4,107
U.S. government agency collateralized mortgage obligations (“CMO”)	4,475	—	(179)	4,296
U.S. Treasury securities	9,984	—	(14)	9,970
Corporate debt securities	9,250	—	(935)	8,315
Total	$27,790	$26	$(1,128)	$26,688

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$2,557	$3	$(137)	$2,423
Total	$2,557	$3	$(137)	$2,423

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$159	$—	$225
Total	$66	$159	$—	$225

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$5,476	$32	$—	$5,508
U.S. government agency CMO	4,862	31	(10)	4,883
Corporate debt securities	9,250	102	(32)	9,320
Total	19,588	165	(42)	19,711

Securities held-to-maturity
U.S. government agency MBS	$2,815	$159	$—	$2,974
Total	$2,815	$159	$—	$2,974

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$182	$—	$248
Total	$66	$182	$—	$248

At December 31, 2022 and 2021, $21.1 million and $13.2 million of securities at carrying value, respectively, were pledged to the Federal Home Loan Bank (“FHLB”), as collateral for current and future advances.

The Company had no sales of investment securities in 2022, 2021, or 2020.

The maturity periods and weighted average yields of investment securities at December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$519	3.59%	$3,588	4.40%	$4,107	4.30%
U.S. government agency CMO	—	—	—	—	—	—	4,296	4.63%	4,296	4.63%
U.S. Treasury securities	9,970	2.06%	—	—	—	—	—	—	9,970	2.06%
Corporate debt securities	—	—	—	—	8,315	3.74%	—	—	8,315	3.74%
Total	$9,970	2.06%	$—	—	$8,834	3.73%	$7,884	4.53%	$26,688	3.34%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%
Total	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%

	December 31, 2021
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$661	0.59%	$4,847	1.30%	$—	—	$5,508	1.21%
U.S. government agency CMO	—	—	3,905	0.50%	978	0.77%	—	—	4,883	0.55%
Corporate debt securities	—	—	9,320	3.74%	—	—	—	—	9,320	3.74%
Total	$—	0.00%	$13,886	2.68%	$5,825	1.21%	$—	0.00%	$19,711	2.25%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$2,065	2.87%	$750	3.58%	$—	—	$2,815	3.06%
Total	$—	—	$2,065	2.87%	$750	3.58%	$—	—	$2,815	3.06%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	December 31,
	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$9,984	$9,970	$—	$—
After one year through five years	—	—	13,786	13,886
After five years through ten years	9,768	8,834	5,802	5,825
After ten years	8,038	7,884	—	—
Total	$27,790	$26,688	$19,588	$19,711
Securities held to maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	—	—	2,065	2,137
After five years through ten years	746	705	750	837
After ten years	1,811	1,718	—	—
Total	$2,557	$2,423	$2,815	$2,974

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities. Changes in interest rates may also impact prepayments.

As of December 31, 2022 and 2021, securities that were in an unrealized loss position and length of time that individual securities have been in a continuous loss position are summarized as follows:

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$(130)	$3,690	$(49)	$606	$(179)	$4,296
U.S. Treasury securities	(14)	9,970	—	—	(14)	9,970
Corporate debt securities	(764)	6,986	(171)	1,329	(935)	8,315
Total	$(908)	$20,646	$(220)	$1,935	$(1,128)	$22,581
Securities held-to-maturity
U.S. government agency MBS	$(137)	$2,115	$—	$—	$(137)	$2,115
Total	$(137)	$2,115	$—	$—	$(137)	$2,115

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$—	$—	$—	$—	$—	$—
U.S. government agency CMO	—	—	(10)	977	(10)	977
Corporate debt securities	(32)	2,968	—	—	(32)	2,968
Total	$(32)	$2,968	$(10)	$977	$(42)	$3,945

As of December 31, 2022 and 2021, there were 37 and 4 securities, respectively, in an unrealized loss position. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers, among other things (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it is not more likely than not it will be required to sell the security before the recovery of its amortized basis.

The unrealized losses are primarily due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date, repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2022 and 2021, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated income statements.
3.	LOANS HELD FOR SALE AND LOANS SERVICED FOR OTHERS

As of December 31, 2022 and 2021, the Company had approximately $5.2 million and $6.3 million, respectively, of SBA loans included in loans held for sale. The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock. The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program. As of December 31, 2022 and 2021, the Company had $15.9 million and $17.1 million of USDA loans included in loans held for sale, respectively.

The unpaid balance of loans serviced for others as of the periods presented are shown below:

	December 31, 2022	December 31, 2021
	(in thousands)
Farmer Mac	$155,522	$142,677
SBA	1,926	2,709
USDA, FSA, and USDA Business and Industry	735	745
Total loans serviced for others	$158,183	$146,131

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2022	2021
	(in thousands)
Manufactured housing	$315,825	$297,363
Commercial real estate	545,317	480,801
Commercial	59,070	55,287
SBA	3,482	23,659
HELOC	2,613	3,579
Single family real estate	8,709	8,749
Consumer	107	109
Gross loans held for investment	935,123	869,547
Deferred fees, net	(787)	(838)
Discount on SBA loans	(27)	(34)
Loans held for investment	934,309	868,675
Allowance for loan losses	(10,765)	(10,404)
Loans held for investment, net	$923,544	$858,271

The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans:

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$314,997	$665	$102	$—	$767	$61	$315,825	$—
Commercial real estate:
Commercial real estate	481,599	1,160	—	—	1,160	—	482,759	—
SBA 504 1st trust deed	12,947	—	—	—	—	—	12,947	—
Land	11,237	—	—	—	—	—	11,237	—
Construction	38,374	—	—	—	—	—	38,374	—
Commercial	59,070	—	—	—	—	—	59,070	—
SBA	2,529	953	—	—	953	—	3,482	—
HELOC	2,613	—	—	—	—	—	2,613	—
Single family real estate	8,559	—	—	—	—	150	8,709	—
Consumer	107	—	—	—	—	—	107	—
Total	$932,032	$2,778	$102	$—	$2,880	$211	$935,123	$—

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Nonaccrual	Total	Recorded Investment Over 90 Days and Accruing
	(in thousands)
Manufactured housing	$296,715	$342	$—	$—	$342	$306	$297,363	$—
Commercial real estate:
Commercial real estate	431,062	—	—	—	—	—	431,062	—
SBA 504 1st trust deed	16,961	—	—	—	—	—	16,961	—
Land	7,185	—	—	—	—	—	7,185	—
Construction	25,593	—	—	—	—	—	25,593	—
Commercial	55,287	—	—	—	—	—	55,287	—
SBA	23,296	223	139	—	362	1	23,659	—
HELOC	3,579	—	—	—	—	—	3,579	—
Single family real estate	8,491	—	—	—	—	258	8,749	—
Consumer	109	—	—	—	—	—	109	—
Total	$868,278	$565	$139	$—	$704	$565	$869,547	$—

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Foregone interest on nonaccrual and TDR loans for the years ended December 31, 2022, 2021, and 2020 was $38 thousand, $154 thousand, and $255 thousand, respectively.

No nonaccrual loans were guaranteed by any government agencies at December 31, 2022. Included in nonaccrual loans are $314 thousand of loans guaranteed by government agencies at December 31, 2021.

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

Allowance for Loan Losses
The following tables summarize the changes in the allowance for loan losses by portfolio type:

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2022	(in thousands)
Beginning balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404
Charge-offs	—	—	—	(182)	—	—	—	(182)
Recoveries	139	80	190	316	12	—	1	738
Net (charge-offs) recoveries	139	80	190	134	12	—	1	556
Provision (credit) for loan losses	1,134	(829)	(366)	(135)	(3)	2	2	(195)
Ending balance	$3,879	$5,980	$747	$21	$27	$107	$4	$10,765

2021
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	(1)	(1)
Recoveries	218	80	40	47	6	1	—	392
Net (charge-offs) recoveries	218	80	40	47	6	1	(1)	391
Provision (credit) for loan losses	(224)	699	(496)	(143)	(13)	(4)	—	(181)
Ending balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404

2020
Beginning balance	$2,184	$5,217	$1,162	$32	$27	$92	$3	$8,717
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	27	80	133	7	6	1	—	254
Net (charge-offs) recoveries	27	80	133	7	6	1	—	254
Provision (credit) for loan losses	401	653	84	79	(8)	15	(1)	1,223
Ending balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194

The following tables present impairment method information related to loans and allowance for loan losses by loan portfolio segment:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$2,918	$209	$67	$41	$—	$208	$—	$3,443
Impaired loans with no allowance recorded	1,166	—	1,297	—	—	151	—	2,614
Total loans individually evaluated for impairment	4,084	209	1,364	41	—	359	—	6,057
Loans collectively evaluated for impairment	311,741	545,108	57,706	3,441	2,613	8,350	107	929,066
Total loans held for investment	$315,825	$545,317	$59,070	$3,482	$2,613	$8,709	$107	$935,123
Unpaid Principal Balance
Impaired loans with an allowance recorded	$2,918	$209	$67	$41	$—	$208	$—	$3,443
Impaired loans with no allowance recorded	1,166	—	1,297	—	—	151	—	2,614
Total loans individually evaluated for impairment	4,084	209	1,364	41	—	359	—	6,057
Loans collectively evaluated for impairment	311,741	545,108	57,706	3,441	2,613	8,350	107	929,066
Total loans held for investment	$315,825	$545,317	$59,070	$3,482	$2,613	$8,709	$107	$935,123
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	$157	$18	$—	$1	$—	$8	$—	$184
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	157	18	—	1	—	8	—	184
Loans collectively evaluated for impairment	3,722	5,962	747	20	27	99	4	10,581
Total loans held for investment	$3,879	$5,980	$747	$21	$27	$107	$4	$10,765

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Loans Held for Investment as of December 31, 2021:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Loans collectively evaluated for impairment	292,442	479,179	53,697	23,239	3,579	8,066	109	860,311
Total loans held for investment	$297,363	$480,801	$55,287	$23,659	$3,579	$8,749	$109	$869,547
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$683	$—	$4,745
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	—	—	4,491
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236
Loans collectively evaluated for impairment	292,442	479,179	53,697	23,239	3,579	8,066	109	860,311
Total loans held for investment	$297,363	$480,801	$55,287	$23,659	$3,579	$8,749	$109	$869,547
Related Allowance for Loan Losses
Impaired loans with an allowance recorded	$210	$17	$—	$1	$—	$12	$—	$240
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	210	17	—	1	—	12	—	240
Loans collectively evaluated for impairment	2,396	6,712	923	21	18	93	1	10,164
Total loans held for investment	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404

No impaired loans were guaranteed by government agencies at December 31, 2022. There were $0.3 million of impaired loans guaranteed by government agencies at December 31, 2021.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans with no allowance recorded.” The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2022 and 2021.

The following table summarizes the average investment in impaired loans by class of loans and the related interest income recognized:

	2022		2021		2020
	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income	Average Investment in Impaired Loans	Interest Income

Manufactured housing	$4,396	$344	$5,816	$383	$7,483	$556
Commercial real estate:
Commercial real estate	—	—	—	—	67	—
SBA 504 1st	446	16	1,509	116	527	71
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1,459	93	1,506	100	1,660	7
SBA	134	23	421	27	335	1
HELOC	—	—	—	—	—	—
Single family real estate	523	25	1,606	34	2,279	123
Consumer	—	—	—	—	—	—
Total	$6,958	$501	$10,858	$660	$12,351	$758

Interest income recorded on these loans materially approximated income that would have been recorded on the cash basis during each period presented. The Company is not committed to lend significant additional funds on these impaired loans.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” “Doubtful” and “Loss”. For a detailed discussion on these risk classifications see Note 1 - Summary of Significant Accounting Policies – Allowance for Loan Losses. Risk ratings are updated as part of the normal loan monitoring process, at a minimum, annually.

The following tables present gross loans by risk rating:

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$314,771	$—	$1,054	$—	$315,825
Commercial real estate:
Commercial real estate	460,110	13,381	8,008	—	481,499
SBA 504 1st trust deed	12,477	—	470	—	12,947
Land	11,237	—	—	—	11,237
Construction	38,374	—	—	—	38,374
Commercial	52,384	2,723	2,728	—	57,835
SBA	1,644	—	—	—	1,644
HELOC	2,613	—	—	—	2,613
Single family real estate	8,554	—	155	—	8,709
Consumer	107	—	—	—	107
Total, net	$902,271	$16,104	$12,415	$—	$930,790
Government guaranteed loans	4,333	—	—	—	4,333
Total	$906,604	$16,104	$12,415	$—	$935,123

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$295,810	$—	$1,553	$—	$297,363
Commercial real estate:
Commercial real estate	415,471	3,043	11,255	—	429,769
SBA 504 1st trust deed	14,646	—	2,315	—	16,961
Land	7,185	—	—	—	7,185
Construction	25,593	—	—	—	25,593
Commercial	50,372	26	2,265	—	52,663
SBA	1,891	—	114	—	2,005
HELOC	3,579	—	—	—	3,579
Single family real estate	8,487	—	262	—	8,749
Consumer	109	—	—	—	109
Total, net	$823,143	$3,069	$17,764	$—	$843,976
Government guaranteed loans	23,610	—	1,961	—	25,571
Total	$846,753	$3,069	$19,725	$—	$869,547

There were no loans classified as “Loss” at December 31, 2022 or 2021.

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

The total carrying amount of loans that were classified as TDRs at December 31, 2022 and 2021, was $6.0 million and $8.6 million, respectively. TDRs that were performing according to their modified terms as of December 31, 2022 and 2021, were $5.8 million and $8.4 million, respectively.

The following tables summarize the financial effects of TDR loans by class for the periods presented:

	For the Year Ended December 31, 2022
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	2	$221	$221	$—	$—	$—
Total	2	$221	$221	$—	$—	$—

	For the year ended December 31 2021
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	1	$167	$167	$—	$—	$—
Total	1	$167	$167	$—	$—	$—

	For the year ended December 31 2020
	Number of Loans	Pre- Modification Recorded Investment	Post Modification Recorded Investment	Balance of Loans with Rate Reduction	Balance of Loans with Term Extension	Effect on Allowance for Loan Losses
	(dollars in thousands)
Manufactured housing	5	$56	$56	$56	$56	$1
Commercial	1	1,469	1,469	—	—	33
SBA	1	17	17	—	—	—
Total	7	$1,542	$1,542	$56	$56	$34

A TDR loan is deemed to have a payment default when the borrower fails to make two consecutive payments or the collateral is transferred to repossessed assets. The Company had no TDR’s with payment defaults for the twelve months ended December 31, 2022, 2021, or 2020.

At December 31, 2022, there were no material loan commitments outstanding on TDR loans.

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

The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance, beginning	$2,919	$2,989
New loans	—	165
Repayments and other	(297)	(235)
Balance, ending	$2,622	$2,919

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2022 or 2021.

Unfunded loan commitments outstanding with related parties total approximately $0.3 million at December 31, 2022 and $0.6 million at December 31 2021.

5.	PREMISES AND EQUIPMENT

	Year Ended December 31,
	2022	2021
	(in thousands)
Bank premises and land	$3,983	$3,959
Furniture, fixtures, and equipment	10,865	10,637
Leasehold improvements	4,992	4,986
Construction in progress	122	140
	19,962	19,722
Accumulated depreciation	(13,858)	(13,146)
Premises and equipment, net	$6,104	$6,576

6.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure:

	December 31,
	2022	2021	2020
	(in thousands)
Balance, beginning of period	$2,518	$2,614	$2,524
Additions	—	136	106
Proceeds from dispositions	(384)	—	—
Gains (losses) on sales, net	116	(232)	(16)
Balance, end of period	$2,250	$2,518	$2,614
7.	DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2022	2021
	(in thousands)
Non-interest bearing demand deposits	$216,494	$209,893
Interest-bearing deposits:
NOW accounts	38,068	39,289
Money market deposit account	390,105	498,219
Savings accounts	23,490	23,675
Time deposits of $250,000 or more	6,693	17,612
Other time deposits	200,234	161,443
Total deposits	$875,084	$950,131

Of the total deposits at December 31, 2022, $668.2 million may be immediately withdrawn. Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2023	$115,033
2024	34,606
2025	9,485
2026	42,972
2027	4,831
Total	$206,927

The Company through the bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) services, which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits. At December 31, 2022 and 2021, the Company had $51.1 million and $6.5 million, respectively, of reciprocal CDARS deposits. At December 31, 2022 and 2021, the Company had $69.2 million and $93.3 million, respectively of ICS deposits.

The Company also accepts deposits from related parties which totaled $29.3 million at December 31, 2022 and $41.8 million at December 31, 2021.

8.	BORROWINGS

FHLB Advances - The following table summarizes the Company’s FHLB advances by maturity date:

	December 31,
	2022		2021
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
April 15, 2025	$6,000	0.76%	$6,000	0.76%
April 15, 2025	39,000	0.78%	39,000	0.78%
June 23, 2025	30,000	0.95%	30,000	0.95%
June 23, 2025	15,000	0.92%	15,000	0.92%
Total FHLB advances	$90,000		$90,000
Weighted average rate		0.86%		0.86%

All of the Company’s outstanding advances as of December 31, 2022 and 2021 were at fixed rates of interest.

The Company also had $39.0 million of letters of credit with FHLB at December 31, 2022 to secure public funds. The Company, through the Bank, has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. At December 31, 2022, the Company had $21.1 million of securities and $232.6 million of loans pledged to the FHLB. At December 31, 2022, the Company had $41.6 million available for additional borrowing. At December 31, 2021, the Company had pledged to the FHLB, $13.2 million of securities and $286.6 million of loans. At December 31, 2021, CWB had $44.5 million available for additional borrowing. Total FHLB interest expense for the years ended December 31, 2022, 2021 and 2020 was $0.8 million, $0.9 million and $1.4 million, respectively.

Line of Credit – In September of 2021, the Company entered into an unsecured line of credit agreement for up to $5.0 million at Prime +0.25%. The Company must maintain a compensating deposit with the lender of $1.0 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%. The line of credit matured in September 2022 and the Company renewed the line of credit for an additional one-year term and increased the amount available to $10.0 million with no other changes to the financial terms or covenants. As of December 31, 2022 and 2021, there were no outstanding balances on the revolving line of credit.

Federal Reserve Bank – The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans. As of December 31, 2022 and 2021, there were $248.6 million and $259.5 million, respectively, of loans pledged as collateral to the FRB. There were no outstanding FRB advances as of December 31, 2022 and 2021. Available borrowing capacity was $78.9 million and $119.0 million as of December 31, 2022 and 2021, respectively.

Federal Funds Purchased Lines– The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There were no amounts outstanding on these lines as of December 31, 2022 and 2021.

9.	COMMITMENTS AND CONTINGENCIES

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Commitments to extend credit	$100,011	$85,238
Standby letters of credit	—	17
Total	$100,011	$85,255

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4 - Loans Held for Investment of these consolidated financial statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $94 thousand and $94 thousand as of December 31, 2022 and 2021, respectively. Changes to this liability are adjusted through other non-interest expense.

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in the net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2022, the Company’s interest rate risk profile was within Board-approved limits.

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

10.	STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2022, 2021, and 2020, the Company paid $2.6 million, $2.3 million, and $1.7 million, respectively, of dividends on common stock.

In 2021, the Board of Directors extended the repurchase program for $4.5 million until August 31, 2023. Under this program the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.75 per share. There were no shares repurchased during the years ended December 31, 2022, 2021, or 2020.

Equity Compensation Plans

The Company has two stock-based compensation plans that are currently available. Both stock options and restricted stock awards can be granted under the terms of the plans. Stock options granted under the terms of the plan generally have a vesting period of 5 years and a contractual life of 10 years, while restricted stock awards generally vest over 5 years. The Company recognizes compensation cost ratably over the requisite service period for all awards. As of December 31, 2022, 353,301 shares were available for future grants.

Stock Options: The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the stock options. The risk-free rate for the periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend rate assumption was the Company’s annual dividend yield at grant date.

A summary of the assumptions used in calculating the fair value of stock option awards during the years ended December 31, 2022, 2021 and 2020 are as follows:

	December 31,
	2022	2021	2020

Expected life in years	6.3	6.4	6.3
Risk-free interest rate	2.53%	1.80%	0.66%
Expected volatility	28.81%	36.40%	24.20%
Annual dividend yield	2.05%	1.94%	2.54%

A summary of stock option activity under the plan is presented below:

	Year ended December 31, 2022
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(dollars in thousands, except exercise price)
Outstanding options, beginning of period	685,547	$9.47
Granted	55,500	14.14
Exercised	(110,497)	8.82
Forfeited or expired	(24,600)	11.12
Outstanding options, end of period	605,950	$9.95	5.84	$3,041
Options exercisable, end of period	337,270	$8.99	4.47	$2,257
Options expected to vest, end of period	552,049	$9.76	5.58	$2,875

As of December 31, 2022, there was $0.4 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s plan. That cost is expected to be recognized over a weighted average period of 3.3 years. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was $0.5 million, $0.9 million, and a de minimis amount, respectively.

Restricted Stock Awards: Compensation expense for restricted stock awards is recognized over the vesting period of the awards based on the trading price of the Company’s stock at the grant date. Restricted stock awards generally vest evenly over a five-year period from the date of grant.

The following table summarizes the change in nonvested restricted stock awards for the year ended December 31, 2022:

	Nonvested Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Unvested options, beginning of period	14,084	$12.50
Granted	23,665	14.40
Vested	(2,815)	12.50
Forfeited	—	—
Unvested options, end of period	34,934	$13.78

As of December 31, 2022, there was $0.3 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s plan. That cost is expected to be recognized over a weighted average period of 4.3 years.

11.	CAPITAL REQUIREMENTS

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

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2022 and 2021. The Federal Reserve’s fully phased-in guidelines are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2022
CWB’s actual regulatory ratios	12.56%	11.44%	11.44%	10.34%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2021
CWB’s actual regulatory ratios	12.19%	11.02%	11.02%	8.56%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

As of the most recent formal notification from the Bank’s primary regulatory agency, the Bank was categorized as “well capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

12.	REVENUE RECOGNITION

The Company adopted ASU No, 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606 on January 1, 2018.  The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.  Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

Exchange Fees and Other Service Charges

Exchange fees and other service charges are primarily comprised of debit and credit card income, merchant services income, ATM fees and other service charges.  Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or MasterCard.  Merchant services income is primarily fees charged to merchants to process their debit and credit card transactions.  ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM.  Other service charges include fees from processing wire transfers, cashier’s checks and other services.  The Company’s performance obligation for exchange and other service charges is largely satisfied, and related revenue recognized, when the services are rendered or upon completion.  Payment is typically received immediately or in the following month.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Years Ended December 31,
In-scope of Topic 606:	2022	2021	2020
Service charges on deposit accounts	$335	$243	$298
Exchange fees and other service charges	518	468	157
Non-interest income (in-scope of Topic 606)	853	711	455
Non-interest income (out-of-scope of Topic 606)	3,125	3,042	3,457
Total	$3,978	$3,753	$3,912

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2022 and 2021, the Company did not have any signficant contract balances.

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

13.	INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2022	2021	2020
Current:	(in thousands)
Federal	$3,518	$3,671	$2,874
State	1,994	2,046	1,595
	5,512	5,717	4,469
Deferred:
Federal	(178)	(371)	(651)
State	(72)	(134)	(308)
	(250)	(505)	(959)
Total provision for income taxes	$5,262	$5,212	$3,510

A reconciliation between the statutory income tax rate and the Company’s effective tax rate is as follows:

	December 31,
	2022	2021	2020

Federal income tax at statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of federal benefit	8.2%	8.6%	8.6%
Other	(1.1)%	(1.1)%	0.3%
Tax law change	0.0%	0.0%	0.0%
Total provision for income taxes	28.1%	28.5%	29.9%

The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2022	2021
Deferred Tax Assets:	(in thousands)
Allowance for loan losses	$3,127	$2,978
Bonus accrual	8	300
Deferred compensation	1,057	944
Lease liability	1,555	1,549
Deferred state taxes	419	435
Unrealized loss on AFS securities	305	—
Other	586	349
Total gross deferred tax assets	7,057	6,555
Deferred tax asset valuation allowance	—	—
Total deferred tax assets	7,057	6,555

Deferred Tax Liabilities:
Depreciation	(469)	(527)
Right of use asset	(1,535)	(1,489)
Unrealized gain on AFS securities	—	(57)
Other	—	(41)
Total deferred tax liabilities	(2,004)	(2,114)
Net deferred tax assets	$5,053	$4,441

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $5.1 million and $4.4 million at December 31, 2022 and December 31, 2021, respectively, are reported in other assets on the consolidated balance sheets.

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

There was no valuation allowance on deferred tax assets at December 31, 2022 or December 31, 2021.

The Company is subject to the provisions of ASC 740, Income Taxes (ASC 740). ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2022 or 2021.

The Company is subject to income taxation in the United States and certain state jurisdictions. The Company’s federal and state income tax returns are filed on a consolidated basis. The Company is generally open to examination by tax authorities for the years 2019 and later and state tax authorities for the years 2018 and later.

14.	LEASES

The Company has operating leases for office space, which typically have terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right-of-use asset. As of December 31, 2022, the balance of the right-of-use assets was $5.2 million and the lease liabilities were $5.3 million.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying consolidated balance sheets.

	2022	2021
Lease cost:
Operating lease cost	$1,012	$1,000
Sublease income	—	—
Total lease cost	$1,012	$1,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,003	$992
Weighted average remaining lease term in years - operating leases	7.02	8.17
Weighted average discount rate - operating leases	3.26%	3.25%

Future minimum operating lease payments as of December 31, 2022 are as follows:

2022

2023	$1,014
2024	1,025
2025	976
2026	876
2027	473
Thereafter	1,538
Total future minimum lease payments	$5,902
Less: remaining imputed interest	(641)
Total lease liabilities	$5,261

15.	EMPLOYEE BENEFIT PLANS

401(k) Plan:

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer up to a maximum of $20,500 (for those under 50 years of age in 2022) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 3% of the participant’s eligible compensation. The Company’s total contribution to the plan was $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Deferred Compensation Plans:

A deferred compensation plan covers the executive officers. Under the plan, the Company pays each participant a percentage of their base salary plus interest. Vesting occurs at age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for the years ended December 31, 2022, 2021, and 2020 was $0.3 million, $0.2 million, and $0.3 million, respectively. The Company recognized a deferred compensation liability of $2.1 million and $2.0 million as of December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, the Company had accrued salary continuation liability for these agreements of $1.5 million and  $1.2 million, respectively, which was included in other liabilities on the consolidated balance sheets. The cash surrender value of the life insurance policies was $8.7 million and $9.8 at December 31, 2022 and 2021, respectively, and is included in other assets on the consolidated balance sheets.

16.	FAIR VALUE MEASUREMENT

The fair value of an asset or liability is the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction occurring in the principal market for such asset or liability. ASC 820 establishes a fair value hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). The three levels of the fair value hierarchy under ASC 820 and the methods and assumptions used by the Company in estimating the fair value of its financial instruments are described in Note 1 - Summary of Significant Accounting Policies – Fair Value of Financial Instruments of these Notes to the Consolidated Financial Statements.

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$225	$—	$—	$225
Investment securities available-for-sale:
U.S. government agency notes	—	4,107	—	4,107
U.S. government agency CMOs	—	4,296	—	4,296
U.S. Treasury securities	—	9,970	—	9,970
Corporate debt securities	—	8,315	—	8,315
Interest only strips	—	—	7	7
Servicing assets	—	—	26	26
	$225	$26,688	$33	$26,946

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$248	$—	$—	$248
Investment securities available-for-sale:
U.S. government agency notes	—	5,508	—	5,508
U.S. government agency CMOs	—	4,883	—	4,883
Corporate debt securities	—	9,320	—	9,320
Interest only strips	—	—	15	15
Servicing assets	—	—	1,600	1,600
	$248	$19,711	$1,615	$21,574

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis, as follows:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2022:
Impaired loans	$3,805	$—	$3,805	$—
Other assets acquired through foreclosure	2,250	—	2,250	—
	$6,055	$—	$6,055	$—

As of December 31, 2021:
Impaired loans	$3,785	$—	$3,785	$—
Other assets acquired through foreclosure	2,518	—	2,518	—
	$6,303	$—	$6,303	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$64,690	$64,690	$—	$—	$64,690
FRB and FHLB stock	4,533	—	4,533	—	4,533
Investment securities - available-for-sale	26,688	—	26,688	—	26,688
Investment securities - held-to-maturity	2,557	—	2,423	—	2,423
Investment securities - measured at fair value	225	225	—	—	225
Loans held for sale and loans held for investment, net	944,577	—	892,134	3,805	895,939
Accrued interest receivable	5,295	—	5,295	—	5,295
Servicing assets	1,480	—	—	2,646	2,646
Interest only strips	7	—	—	7	7
Financial liabilities:
Deposits	875,084	—	867,697	—	867,697
FHLB advances	90,000	—	83,322	—	83,322
Accrued interest payable	126	—	126	—	126

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$208,375	$208,375	$—	$—	$208,375
FRB and FHLB stock	4,441	—	4,441	—	4,441
Investment securities - available-for-sale	19,711	—	19,711	—	19,711
Investment securities - held-to-maturity	2,815	—	2,974	—	2,974
Investment securities - measured at fair value	248	248	—	—	248
Loans held for sale and loans held for investment, net	881,679	—	870,868	5,452	876,320
Accrued interest receivable	5,841	—	5,841	—	5,841
Servicing assets	1,600	—	—	2,254	2,254
Interest only strips	15	—	—	15	15
Financial liabilities:
Deposits	950,131	—	948,648	—	948,648
FHLB advances	90,000	—	88,409	—	88,409
Accrued interest payable	58	—	58	—	58

Fair value of commitments

Loan commitments on which the committed interest rates were less than the current market rate are insignificant at December 31, 2022 and 2021. The estimated fair value of standby letters of credit outstanding at December 31, 2022 and 2021 were also insignificant.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in other comprehensive income by component, net of tax for the period indicated:

	Year Ended December 31,
	2022	2021	2020
Unrealized holding gains (losses) on AFS	(in thousands)
Beginning balance	$92	$35	$(78)
Other comprehensive income (loss) before reclassifications	(863)	57	113
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	(863)	57	113
Ending balance	$(771)	$92	$35

There were no reclassifications out of accumulated other comprehensive income for the years ended December 31, 2022, 2021 and 2020.

18.	PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets

	December 31,
	2022	2021
	(in thousands)
Assets:
Cash and cash equivalents (including interest-bearing deposits in other financial institutions)	$67	$539
Investment in subsidiary	112,183	100,642
Other assets	419	198
Total assets	$112,669	$101,379

Liabilities and Stockholders’ Equity:
Other borrowings	$—	$—
Other liabilities	19	4
Total liabilities	19	4
Total stockholders’ equity	112,650	101,375
Total liabilities and stockholders’ equity	$112,669	$101,379

COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2022	2021	2020
	(in thousands)
Interest income	$—	$—	$3
Interest expense	16	17	296
Net interest expense	(16)	(17)	(293)
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	(16)	(17)	(293)
Equity in income from consolidated subsidiary	13,779	13,271	8,826
Total income	13,763	13,254	8,533
Total non-interest expenses	525	420	411
Income before income tax benefit	13,238	12,834	8,122
Income tax benefit	(211)	(267)	(123)
Net income	$13,449	$13,101	$8,245

COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2022	2021	2020
	(in thousands)
Cash Flows from Operating Activities:
Net income	$13,449	$13,101	$8,245
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income from subsidiary	(13,779)	(13,271)	(8,826)
Stock-based compensation	289	318	319
Changes in:
Other assets	(221)	41	(1)
Other liabilities	15	(215)	(185)
Net cash used in operating activities	(247)	(26)	(448)
Cash Flows from Investing Activities:
Net dividends from and investment in subsidiary	1,375	1,600	1,197
Net cash provided by investing activities	1,375	1,600	1,197
Cash Flows from Financing Activities:
Common stock dividends paid	(2,574)	(2,312)	(1,652)
Proceeds from issuance of common stock	974	1,204	4
Net cash used in financing activities	(1,600)	(1,108)	(1,648)
Net (decrease) increase in cash and cash equivalents	(472)	466	(899)
Cash and cash equivalents at beginning of year	539	73	972
Cash and cash equivalents at end of year	$67	$539	$73

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer, and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2022, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the SEC under the Exchange Act.

Report on Management’s Assessment of Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Management concluded that, based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

The Company’s management has also evaluated, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, whether there were any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022. Based upon this evaluation, the Company’s management has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2023 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Such information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its directors, principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions and employees. A copy of the code of ethics is available on the Company’s website at www.communitywest.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 49

Consolidated Balance Sheets as of December 31, 2022 and 2021	Page 51

Consolidated Income Statements for the three years ended December 31, 2022, 2021 and 2020	Page 52

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022, 2021 and 2020	Page 53

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2022, 2021 and 2020	Page 54

Consolidated Statements of Cash Flows for the three years ended December 31, 2022, 2021 and 2020	Page 55

Notes to Consolidated Financial Statements	Page 56

(2) Financial Statement Schedules

Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.

ITEM 16.	FORM 10-K SUMMARY

None

EXHIBITS

(3) Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

3.3	Second Amended and Restated Articles of Incorporation (6)

3.4	Bylaws (1)

3.5	Certificate of Amendment of Bylaws (4)

4.1	Common Stock Certificate (2)

10.22*	Community West Bancshares 2006 Stock Option Plan (3)

10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (5)

10.38*	Salary Continuation Agreement, dated January 28, 2014, between Community West Bank and Martin E. Plourd. (6)

10.39*	Community West Bancshares 2014 Stock Option Plan and Form of Stock Option Agreement (7)

10.41*	Employment and Confidentiality Agreement, dated June 1, 2015, among Community West Bank, Community West Bancshares and William F. Filippin. (10)

10.44*	Employment and Confidentiality Agreement, dated April 1, 2017, among Community West Bank, Community West Bancshares and Susan C. Thompson. (8)

10.46	Amendment to the Community West Bancshares 2014 Stock Option Plan (9)

10.47*	Employment and Confidentiality Agreement, dated July 23, 2018 among Community West Bank and T. Joseph Stronks (11)

10.49*	Salary Continuation Agreement, dated September 28, 2018, between Community West Bank and William Filippin (11)

10.50*	Salary Continuation Agreement, dated May 1, 2020, between Community West Bank and Timothy Stronks (10)

10.51*	Employment and Confidentiality Agreement, dated, January 3, 2022, among Community West Bank and Richard Pimentel. (12)

21	Subsidiaries of the Registrant (5)

23.2	Consent of RSM US LLP**

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S. C. Section 1350 **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document***
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document***
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document***
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(2)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007.

(5)	Incorporated by reference from the Registrant's Form 8-K filed with the Commission on November 3, 2011.

(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on January 29, 2014.

(7)	Incorporated by reference from Registrant’s Statement on Form S-8 (File No 333-201281) filed with the Commission on December 29, 2014.

(8)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and six months ended June 30, 2017 filed with the Commission on August 4, 2017.

(9)	Incorporated by reference from the Registrant’s Statement on Form S-8 (File No 323-218994) filed with the Commission on June 27, 2017.

(10)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2015 filed with the Commission on November 6, 2015.

(11)	Incorporated by reference from the Registrant's Form 10-Q for the quarter and nine months ended September 30, 2018 filed with the Commission on November 2, 2018.

(12)	Incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2022 filed with the Commission on May 13, 2022.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES
(Registrant)

Date: March 31, 2023	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	March 31, 2023
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer and Director	March 31, 2023
Martin E. Plourd	(Principal Executive Officer)

/s/ Richard Pimentel	Executive Vice President and Chief Financial Officer	March 31, 2023
Richard Pimentel	(Principal Financial and Accounting Officer)

/s/ Martin Alwin	Director	March 31, 2023
Martin Alwin

/s/ Robert H. Bartlein	Director	March 31, 2023
Robert H. Bartlein

/s/ Dana L. Boutain	Director	March 31, 2023
Dana L. Boutain

/s/ Suzanne M. Chadwick	Director	March 31, 2023
Suzanne M. Chadwick

/s/ Tom L. Dobyns	Director	March 31, 2023
Tom L. Dobyns

/s/ John D. Illgen	Director and Secretary of the Board	March 31, 2023
John D. Illgen

/s/ James W. Lokey	Director	March 31, 2023
James W. Lokey

/s/ Shereef Moharram	Director	March 31, 2023
Shereef Moharram

/s/ Christopher Raffo	Director	March 31, 2023
Christopher Raffo

/s/ Kirk B. Stovesand	Director	March 31, 2023
Kirk B. Stovesand

/s/ Celina L. Zacarias	Director	March 31, 2023
Celina L. Zacarias