Form 10-Q
period 2023-03-31
COMMUNITY WEST BANCSHARES /
filed 2023-05-15
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares of common stock of the registrant issued and outstanding as of May 1, 2023: 8,835,143.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	3
Consolidated Income Statements for the three months ended March 31, 2023 and 2022 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 (unaudited)	5
Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022 (unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	46
Item 4 – Controls and Procedures	47

Part II. Other Information
Item 1 – Legal Proceedings	48
Item 1A – Risk Factors	48
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3 – Defaults Upon Senior Securities	48
Item 4 – Mine Safety Disclosures	48
Item 5 – Other Information	48
Item 6 – Exhibits	49

Signatures	50

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,533	$1,379
Interest-earning demand deposits in other financial institutions	166,342	63,311
Cash and cash equivalents	167,875	64,690
Investment securities - available-for-sale, at fair value; amortized cost of $17,319 at March 31, 2023 and $27,790 at December 31, 2022	15,533	26,688
Investment securities - held-to-maturity, at amortized cost; fair value of $2,335 at March 31, 2023 and $2,423 at December 31, 2022	2,425	2,557
Investment securities - measured at fair value; amortized cost of $66 at March 31, 2023 and December 31, 2022	266	225
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	4,533	4,533
Loans held for sale, at lower of cost or fair value	21,045	21,033
Loans held for investment	930,448	934,309
Allowance for credit losses(1)	(12,065)	(10,765)
Total loans held for investment, net	918,383	923,544
Other assets acquired through foreclosure, net	2,250	2,250
Premises and equipment, net	6,077	6,104
Other assets	29,196	39,878
Total assets	$1,167,583	$1,091,502
Liabilities:
Deposits:
Noninterest-bearing demand	$205,324	$216,494
Interest-bearing demand	437,770	428,173
Savings	20,929	23,490
Certificates of deposit ($250,000 or more)	6,268	6,693
Other certificates of deposit	250,513	200,234
Total deposits	920,804	875,084
Federal Home Loan Bank advances and other borrowings	115,000	90,000
Other liabilities	18,990	13,768
Total liabilities	1,054,794	978,852

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,835,309 shares issued and outstanding at March 31, 2023 and 8,798,412 at December 31, 2022	46,128	45,694
Retained earnings	67,914	67,727
Accumulated other comprehensive loss, net	(1,253)	(771)
Total stockholders’ equity	112,789	112,650
Total liabilities and stockholders’ equity	$1,167,583	$1,091,502

(1) On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification Topic 326. The allowance in 2023 is reported using the current expected credit loss (“CECL”) method. Periods prior to adoption are reported in accordance with previous GAAP using the incurred loss method.

See the accompanying Notes to Unaudited Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2023	2022
Interest income:	(in thousands, except per share amounts)
Loans, including fees	$12,489	$11,194
Investment securities and other	1,096	306
Total interest income	13,585	11,500
Interest expense:
Deposits	2,277	570
Other borrowings	278	194
Total interest expense	2,555	764
Net interest income	11,030	10,736
Provision (credit) for credit losses	(722)	(284)
Net interest income after provision for credit losses	11,752	11,020
Non-interest income:
Other loan fees	169	246
Gains from loan sales, net	30	60
Document processing fees	78	101
Service charges	154	88
Other	331	796
Total non-interest income	762	1,291
Non-interest expenses:
Salaries and employee benefits	5,448	4,957
Occupancy, net	1,098	997
Professional services	919	399
Data processing	349	310
Depreciation	180	183
FDIC assessment	182	171
Advertising and marketing	210	258
Other	448	(304)
Total non-interest expenses	8,834	6,971
Income before provision for income taxes	3,680	5,340
Provision for income taxes	1,216	1,380
Net income	$2,464	$3,960
Earnings per share:
Basic	$0.28	$0.46
Diluted	$0.27	$0.45
Weighted average number of common shares outstanding:
Basic	8,814	8,662
Diluted	8,985	8,849
Dividends declared per common share	$0.08	$0.07

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$2,464	$3,960
Other comprehensive loss, net:
Unrealized loss on securities available-for-sale (“AFS”), net (tax effect of $202 and $104 for each respective period presented)	(482)	(250)
Net other comprehensive loss	(482)	(250)
Comprehensive income	$1,982	$3,710

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended March 31, 2023	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2022:	8,798	$45,694	$(771)	$67,727	$112,650
Cumulative effect of change in accounting principal (net of taxes of $659) (1)	—	—	—	(1,573)	(1,573)
Net income	—	—	—	2,464	2,464
Exercise of stock options	37	188	—	—	188
Stock based compensation	—	246	—	—	246
Dividends on common stock	—	—	—	(704)	(704)
Other comprehensive loss, net	—	—	(482)	—	(482)
Balance, March 31, 2023	8,835	$46,128	$(1,253)	$67,914	$112,789

Three Months Ended March 31, 2022	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2021:	8,650	$44,431	$92	$56,852	$101,375
Net income	—	—	—	3,960	3,960
Exercise of stock options	32	276	—	—	276
Stock based compensation	—	73	—	—	73
Dividends on common stock	—	—	—	(606)	(606)
Other comprehensive loss, net	—	—	(250)	—	(250)
Balance, March 31, 2022	8,682	$44,780	$(158)	$60,206	$104,828

(1) On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification Topic 326. The allowance in 2023 is reported using the current expected credit loss (“CECL”) method. Periods prior to adoption are reported in accordance with previous GAAP using the incurred loss method.

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$2,464	$3,960
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for credit losses	(722)	(284)
Depreciation	180	183
Stock based compensation	246	92
Deferred taxes	(245)	153
Net (amortization) accretion of discounts and premiums for investment securities	(5)	6
Gains on:
Sale of other assets acquired through foreclosure, net	—	(11)
Sale of loans, net	(30)	(60)
Loans originated for sale	(1,791)	(5,492)
Proceeds from sales of loans held for sale	1,821	4,286
Proceeds from principal paydowns on loans held for sale	723	421
Changes in:
Investment securities measured at fair value	(41)	29
Servicing assets, net	45	35
Other assets	11,744	1,740
Other liabilities	4,916	783
Net cash provided by operating activities	19,305	5,841
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	10,478	536
Principal pay downs and maturities of held-to-maturity securities	129	43
Loan originations and principal collections, net	3,222	3,047
Purchase of premises and equipment, net	(153)	(73)
Proceeds from sale of other assets acquired through foreclosure, net	—	140
Net cash provided by investing activities	13,676	3,693
Cash flows from financing activities:
Net increase (decrease) in deposits	45,720	(24,391)
Proceeds from FHLB advances	15,000	—
Proceeds from advances on line of credit	10,000	—
Proceeds from exercise of stock options	188	276
Cash dividends paid on common stock	(704)	(606)
Net cash provided by (used in) financing activities	70,204	(24,721)
Net increase (decrease) in cash and cash equivalents	103,185	(15,187)
Cash and cash equivalents at beginning of period	64,690	208,375
Cash and cash equivalents at end of period	$167,875	$193,188
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,257	$786
Income taxes	—	—
Noncash items:
Transfers from loans to loans held for sale	735	—

See the accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to practices within the banking industry.  The accounts of the Company and its consolidated subsidiary are included in these consolidated financial statements.  All significant intercompany balances and transactions have been eliminated.

Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.  These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented.  Such adjustments are of a normal recurring nature.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.  The interim financial information should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses and the fair value of securities available-for-sale.  Although management believes these estimates to be reasonably accurate, actual amounts may differ.  In the opinion of management, all necessary adjustments have been reflected in the financial statements during their preparation.

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2022 and for the three months ended March 31, 2022 have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income, comprehensive income, or stockholders’ equity as previously reported.

Allowance for Credit Losses - Available-For-Sale (“AFS”) and Held-To-Maturity (“HTM”) Debt Securities

Effective January 1, 2023, the allowance for credit losses on investment securities is determined for both HTM and AFS investments in accordance with Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) - “Financial Instruments-Credit Losses.”

The allowance for credit losses for HTM investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. For investment securities where the Company has reason to believe the credit loss exposure is remote, a zero-credit loss assumption is applied. Such investment securities typically consist of those guaranteed by the U.S. government or government agencies, where there is an explicit or implicit guarantee by the U.S. government, that are highly rated by rating agencies, and historically have had no credit loss experience.

For AFS securities, the Company performs a quarterly qualitative evaluation for securities in an unrealized loss position to determine if the decline in fair value below the security’s amortized cost is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If the Company intends to sell, or if it is more likely than not that the Company will be required to sell the security in an unrealized loss position before the recovery of its amortized cost basis, the total amount of the loss is recognized in current period earnings. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income.

As of January 1, 2023 and March 31, 2023, the Company determined that the unrealized loss positions in AFS and HTM securities were not the result of credit losses. Management’s analysis of the securities that are in an unrealized loss position indicated that the declines in the fair value of the securities were related to interest rates or other market conditions. In addition, as of March 31, 2023, management does not intend to sell any securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any securities that are in an unrealized loss position. Therefore an allowance for credit losses with respect to both AFS and HTM securities was not recorded. See Note 2 - Investment Securities for more information.

A debt security is placed on nonaccrual status at the time any principal or interest payments become greater than 90 days delinquent. Interest accrued but not received when a security is placed on nonaccrual status is reversed against interest income. Accrued interest receivable on available-for-sale securities totaled $122 thousand at March 31, 2023 and is excluded from the estimate of the required allowance for credit losses.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Valuation adjustments, if any, are recognized through a valuation allowance by charges to the lower of cost or fair value provision.  Loans held for sale are mostly comprised of commercial agriculture loans guaranteed by the USDA Farm Service Agency (“FSA”) and Small Business Association (“SBA”) loans.  The Company did not incur any lower of cost or fair value provision expense in the three months ended March 31, 2023 and 2022.

Loans Held for Investment

Loans are recorded at the principal amount outstanding, net of unearned income, loan participations, and amounts charged off.  Unearned income includes deferred loan origination fees reduced by loan origination costs.

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

Allowance for Credit Losses - Loans (Subsequent to the Adoption of ASC 326 on January 1, 2023)

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326 – “Financial Instruments-Credit Losses”. The allowance for credit losses for loans (“ACL”) is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Company has elected to exclude accrued interest receivable from the amortized cost basis in the estimate of the ACL. The provision for credit losses reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The Company’s methodologies for determining the adequacy of ACL are set forth in a formal policy and take into consideration the need for a valuation allowance for loans evaluated on a collective pool basis which have similar risk characteristics, as well as allowances that are tied to individual loans that do not share risk characteristics and are individually evaluated. The Company increases its ACL by charging the provision for credit losses on its consolidated income statements. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the ACL when management believes the non-collectability of a loan balance is confirmed. Recoveries on previously charged off loans are credited to the ACL.

Management conducts an assessment of the ACL on a monthly basis and undertakes a more comprehensive evaluation quarterly. The ACL is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts and is maintained at a level sufficient to provide for expected credit losses over the life of the loan, including expected prepayments, based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio and economic conditions.

The ACL is measured on a collective pool basis when similar risk characteristics exist. In estimating the component of the ACL for loans that share common risk characteristics, loans are pooled based on the loan types and areas of risk concentration. For loans evaluated collectively as a pool, the ACL is calculated using the weighted average remaining maturity (“WARM”) method. The WARM method utilizes a historical average annual charge-off rate containing loan loss information over a historical lookback period that is used as a foundation for estimating the ACL for the remaining outstanding balances of loans in a segment at a particular consolidated balance sheet date. The WARM methodology was chosen because each of the loan segments have had loan loss histories dating back as far as 2006 and therefore capture the Company’s historical losses and recoveries and thus established reliable loan loss rates for each segment. In the events where there was insufficient historical loan data to establish a reliable loan loss rate, California peer bank data has been utilized to establish loan loss rates.

The Company established a general forecast loan policy to calculate the loan loss rates for each loan segment. The general forecast policy projects that the next four quarters will be similar to the Company’s loan loss rates from 2009 to 2016, and then revert to the long-term average over one quarter.

The calculation of the reserve is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not directly reflected in the Company’s historical loan losses, and may include adjustments for changes in environmental and economic conditions, such as changes in unemployment rates, changes in Gross Domestic Product, change in percentage of drought impact, and other relevant factors in near to medium term of time.

Portfolio segmentation is defined as the level at which an entity develops and documents a systematic methodology to determine its ACL. The method for determining the ACL described above is used to determine the ACL in each portfolio segment in the Company’s loan portfolio. The Company has designated the following portfolio segments of loans:

Manufactured Housing: The Company has a financing program for manufactured housing to provide affordable home ownership. These loans are offered in approved mobile home parks throughout California primarily on or near the coast. The parks must meet specific criteria. The manufactured housing loans are secured by the manufactured home and are retained in the Company’s loan portfolio. The primary risks of manufactured housing loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates, which may reduce the borrower’s ability to make the required principal and/or interest payments.

Commercial Real Estate (“CRE”): CRE loans are those for which the Company holds real commercial real estate property as collateral. This category of loans also includes loans secured by agriculture or farmland and construction loans. These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate. The primary risks associated with CRE loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which may make the real estate loan unprofitable to the borrower. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

Commercial: Commercial loans are loans that are secured by business assets including inventory, receivables, and machinery and equipment. Risk associated with commercial loans arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans, and occasionally upon other borrower assets and guarantor assets. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

Small Business Administration (SBA): These are the unguaranteed portion of loans that are partially guaranteed by the SBA. SBA loans are similar to commercial business loans. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA are secured by commercial real estate property which are included in the commercial real estate category above. SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are secured by business assets and have similar risks to those discussed in the commercial category above.

Single Family Real Estate and Home Equity Lines of Credit (“HELOC”): These loans are made to consumers and are secured by residential real estate. The primary risks of single family real estate and HELOC loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which may reduce the borrower’s ability to make the required principal and/or interest payments.

Consumer: The Company has a limited number of consumer loans. Risk arises with these loans in the borrower’s inability to pay and decreases in the fair value of the underlying collateral, if any.

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for a required ACL and are not included in the collective evaluation. Factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral. Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the Company determines that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs. Collateral may consist of various types of real estate including residential properties, commercial properties, agriculture land, vacant land, and manufactured housing. The Company assesses these loans on each reporting date to determine whether repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.

If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will recognize an ACL or partial charge off as the difference between the fair value of the collateral, less costs to sell, and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged off. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

The process of assessing the adequacy of the ACL is necessarily subjective. Further, and particularly in times of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of expected credit losses within the loan portfolio. As such, there can be no assurance that future charge offs will not exceed management’s current estimate of what constitutes a reasonable ACL.

Allowance for Loan Losses (Prior to the Adoption of ASC 326 on January 1, 2023)

Prior to the adoption of ASC 326 on January 1, 2023, the allowance for loan losses was intended to be appropriate to provide for probable losses that were considered inherent in the loan portfolio. This process involved deriving probable loss estimates that were based on migration analyses and historical loss rates, in addition to qualitative factors that were based on management’s judgment. The migration analysis and historical loss rate calculations were based on annualized loss rates. Migration analysis was utilized for the commercial real estate, commercial, commercial agriculture, SBA, HELOC, single family residential, and consumer portfolios. The historical loss rate method was utilized primarily for the manufactured housing portfolio. The migration analysis considered the risk rating of loans that were charged off in each loan category.

The Company’s allowance for loan losses was maintained at a level believed appropriate by management to absorb known and inherent probable losses on existing loans. The allowance was charged for losses when management believed that full recovery on the loan was unlikely.

The allowance for loan losses calculation for the different loan portfolios consisted of the following:

•
Commercial real estate, commercial, commercial agriculture, SBA, HELOC, single family residential, and consumer: Migration analysis combined with risk rating of the loans was used to determine the required allowance for loan losses for all non-impaired loans. In addition, the migration results were adjusted based upon qualitative factors that affect the specific portfolio category. Reserves on impaired loans were determined based upon the individual characteristics of the loan.

•
Manufactured housing: The allowance for loan losses was calculated on the basis of loss history and risk rating, which was primarily a function of delinquency. In addition, the loss results were adjusted based upon qualitative factors that affected this specific portfolio.

A loan was considered impaired when, based on current information, it was probable that the Company would be unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and/or interest payments. Loans that experienced insignificant payment delays or payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays or payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considered the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For collateral-dependent loans, the Company used the fair value of collateral method to measure impairment. The collateral-dependent loans that recognized impairment were charged down to the fair value of the collateral less costs to sell. All other loans were measured for impairment either based on the present value of future cash flows or the loan’s observable market price.

The Company evaluated and individually assessed for impairment loans either on nonaccrual, those that were classified as a troubled debt restructuring, or when other conditions existed which led management to review for possible impairment. Measurement of impairment on impaired loans was determined on a loan-by-loan basis and in total established a specific reserve for impaired loans. Interest income was not recognized on impaired loans except for limited circumstances in which a loan, although impaired, continued to perform in accordance with the loan contract and the borrower provided financial information to support maintaining the loan on accrual.

The Company determined the appropriate allowance for loan losses on a monthly basis.  Any differences between estimated and actual observed losses from the prior month were reflected in the current period in determining the appropriate allowance for loan losses determination and adjusted as deemed necessary. The review of the appropriateness of the allowance took into consideration such factors as concentrations of credit, changes in the growth, size, and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic and environmental conditions that may have affected borrowers’ ability to pay and/or the value of the underlying collateral. Additional factors considered included geographic location of borrowers, changes in the Company’s product-specific credit policy, and lending staff experience. These estimates depended on the outcome of future events and, therefore, contained inherent uncertainties.

Another component of the allowance for loan losses considered qualitative factors related to non-impaired loans. The qualitative portion of the allowance on each of the loan pools was based on changes in any of the following factors:

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

Modified Loans to Troubled Borrowers

From time to time, the Company will modify certain loans in order to alleviate temporary difficulties in a borrower’s financial condition and/or constraints on a borrower’s ability to repay the loan, and to minimize potential losses to the Company. Such modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and in limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. These loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on these loans on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less selling costs. In addition, GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Please see Note 4 - Loans Held for Investment for additional information concerning modified loans to troubled borrowers.

Off-Balance Sheet Credit Exposure

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

After the adoption of ASC 326 on January 1, 2023, the estimate of the ACL for off-balance sheet commitments provides for current estimated credit losses for the unused portion of collective pools of off-balance sheet credit exposures expected to be funded, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. The ACL for off-balance sheet commitments includes reserve factors that are consistent with the ACL methodology for loans using the expected loss factors and an estimated utilization or probability of draw factor, which are based on historical experience. Changes in the ACL for off-balance sheet commitments are reported as a component of provision for credit losses in the consolidated income statements and the allowance for credit losses for off-balance sheet commitments is included in other liabilities in the consolidated balance sheets.

Prior to the adoption of ASC 326 on January 1, 2023, the Company applied qualitative factors to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations. The estimate for losses on off-balance sheet instruments is included within other liabilities and the charge to income that established this liability is included in other expense on the consolidated income statement.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands, except per share amounts)
Net income available to common stockholders	$2,464	$3,960

Weighted average number of common shares outstanding - basic	8,813,554	8,661,795
Add: Dilutive effects of assumed exercises of stock options	171,509	187,413
Weighted average number of common shares outstanding - diluted	8,985,063	8,849,208

Earnings per share:
Basic	$0.28	$0.46
Diluted	$0.27	$0.45

Stock options for 112,672 and 83,122 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, because they were antidilutive.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU replaces the incurred loss impairment model in current GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. It also applies to off-balance sheet credit exposures. The ASU requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. The provisions of this Update became effective for the Company for all annual and interim periods beginning January 1, 2023.

In April 2019, the FASB issued ASU 2019-04 - “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. This ASU was issued as part of an ongoing project on the FASB’s agenda for improving the Codification or correcting for its unintended application. The FASB issued this ASU, which is specific to ASUs: 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” 2016-01 - “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” and 2017-12 - “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this Update became effective for all interim and annual reporting periods for the Company on January 1, 2023. The Company adopted the provisions within this ASU in conjunction with the implementation of ASC 326 - “Financial Instruments - Credit Losses,” including: (i) the election to not measure credit losses on accrued interest receivable when such balances are written-off in a timely manner when deemed uncollectable and (ii) the election to not include the balance of accrued interest receivable as part of the amortized cost of a loan, but rather to present it separately in the consolidated balance sheets.

In May 2019, the FASB issued ASU 2019-05 - “Financial Instruments - Credit Losses (Topic 326) - Targeted Transition Relief.” This ASU was issued to allow entities that have certain financial instruments within the scope of ASC 326-20 - “Financial Instruments - Credit Losses - Measured at Amortized Cost” to make an irrevocable election to elect the fair value option for those instruments in ASC 825-10 - “Financial Instruments - Overall” upon the adoption of ASC 326, which for the Company was January 1, 2023. The fair value option is not applicable to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The Company did not elect the fair value option for any of its financial assets upon the adoption of ASC 326 on January 1, 2023.

The Company has developed an expected credit loss estimation model in accordance with ASC 326. The Company established a committee comprised of executive management and members of Accounting and Credit Administration and utilizes a third-party software provider specializing in CECL loss modeling. For loans evaluated collectively as a pool, the allowance for credit losses is calculated using the weighted average remaining maturity (“WARM”) method, as described more fully above. The Company’s model incorporates reasonable and supportable economic forecasts into the estimate of expected credit losses, which requires significant judgment.

Effective January 1, 2023, the Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of $1.6 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment. The following table illustrates the impact of adoption of the CECL methodology on the Company’s consolidated balance sheet as of January 1, 2023:

	Pre-CECL Adoption	Impact of CECL Adoption	As Reported Under CECL
	(in thousands)
Assets:
Allowance for credit losses on securities:
Available-for-sale	$—	$—	$—
Held-to-maturity	—	—	—
Allowance for credit losses - loans	10,765	1,811	12,576
Deferred tax assets	5,053	659	5,712

Liabilities:
Allowance for credit losses for off-balance sheet commitments	94	421	515

Stockholders’ equity:
Retained earnings	67,727	(1,573)	66,154

The Company’s assessment of held-to-maturity and available-for-sale investment securities as of January 1, 2023, indicated that an allowance for credit losses was not required. The Company determined the likelihood of default on held-to-maturity investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed available-for-sale investment securities that were in an unrealized loss position as of January 1, 2023, and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no allowance for credit losses was recorded for held-to-maturity and available-for-sale securities as of January 1, 2023.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the Day 1 adverse regulatory capital effects of ASU 2016-13. As a result, entities have the option to gradually phase in the full effect of CECL on regulatory capital over a three-year transition period. The Company elected to phase in the full effect of CECL on regulatory capital over the three-year transition period.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Under the provisions of this ASU, an entity must determine whether a modification results in a new loan or the continuation of an existing loan. Further, the amendments in this ASU require that an entity disclose current period gross charge-offs on loans by year of origination and class of financing receivable. This guidance became effective for the Company on January 1, 2023. The new guidance did not have a material impact on the Company’s consolidated financial statements; however, the required disclosures were added to the consolidated financial statements.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3,685	$18	$—	$3,703
U.S. government agency collateralized mortgage obligations (“CMO”)	4,384	—	(175)	4,209
Corporate debt securities	9,250	—	(1,629)	7,621
Total	$17,319	$18	$(1,804)	$15,533

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$2,425	$5	$(95)	$2,335
Total	$2,425	$5	$(95)	$2,335

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$200	$—	$266
Total	$66	$200	$—	$266

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$4,081	$26	$—	$4,107
U.S. government agency CMO	4,475	—	(179)	4,296
U.S. Treasury securities	9,984	—	(14)	9,970
Corporate debt securities	9,250	—	(935)	8,315
Total	$27,790	$26	$(1,128)	$26,688

Securities held-to-maturity
U.S. government agency MBS	$2,557	$3	$(137)	$2,423
Total	$2,557	$3	$(137)	$2,423

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$159	$—	$225
Total	$66	$159	$—	$225

At March 31, 2023 and December 31, 2022, securities with carrying values of $10.3 million and $21.1 million, respectively, were pledged to the Federal Home Loan Bank (“FHLB”) as collateral for current and future advances.

At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The maturity periods and weighted average yields of investment securities available-for-sale and held-to-maturity at the period ends indicated were as follows:

	March 31, 2023
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$506	4.85%	$3,197	5.58%	$3,703	5.48%
U.S. government agency CMO	—	—	—	—	464	3.70%	3,745	5.09%	4,209	4.94%
Corporate debt securities	—	—	—	—	7,621	3.74%	—	—	7,621	3.74%
Total	$—	—	$—	—	$8,591	3.80%	$6,942	5.32%	$15,533	4.48%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$742	3.60%	$1,683	3.79%	$2,425	3.73%
Total	$—	—	$—	—	$742	3.60%	$1,683	3.79%	$2,425	3.73%

	December 31, 2022
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$519	3.59%	$3,588	4.40%	$4,107	4.30%
U.S. government agency CMO	—	—	—	—	—	—	4,296	4.63%	4,296	4.63%
U.S. Treasury securities	9,970	2.06%	—	—	—	—	—	—	9,970	2.06%
Corporate debt securities	—	—	—	—	8,315	3.74%	—	—	8,315	3.74%
Total	$9,970	2.06%	$—	—	$8,834	3.73%	$7,884	4.53%	$26,688	3.34%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%
Total	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities maturities as of the periods presented are as shown below:

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in less than one year	$—	$—	$9,984	$9,970
After one year through five years	—	—	—	—
After five years through ten years	10,248	8,591	9,768	8,834
After ten years	7,071	6,942	8,038	7,884
Total	$17,319	$15,533	$27,790	$26,688

Securities held-to-maturity
Due in less than one year	$—	$—	$—	$—
After one year through five years	—	—	—	—
After five years through ten years	742	714	746	705
After ten years	1,683	1,621	1,811	1,718
Total	$2,425	$2,335	$2,557	$2,423

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

As of March 31, 2023 and December 31, 2022, securities that are in an unrealized loss position and length of time that individual securities have been in a continuous loss position are summarized as follows:

	March 31, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$(77)	$2,039	$(98)	$2,170	$(175)	$4,209
Corporate debt securities	(87)	1,414	(1,542)	6,207	(1,629)	7,621
Total	$(164)	$3,453	$(1,640)	$8,377	$(1,804)	$11,830

Securities held-to-maturity
U.S. government agency MBS	$(36)	$1,335	$(59)	$686	$(95)	$2,021
Total	$(36)	$1,335	$(59)	$686	$(95)	$2,021

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$(130)	$3,690	$(49)	$606	$(179)	$4,296
U.S. Treasury securities	(14)	9,970	—	—	(14)	9,970
Corporate debt securities	(764)	6,986	(171)	1,329	(935)	8,315
Total	$(908)	$20,646	$(220)	$1,935	$(1,128)	$22,581

Securities held-to-maturity
U.S. government agency MBS	$(137)	$2,115	$—	$—	$(137)	$2,115
Total	$(137)	$2,115	$—	$—	$(137)	$2,115

As of March 31, 2023 and December 31, 2022, there were 35 and 37 securities, respectively, in an unrealized loss position.

At March 31, 2023 and December 31, 2022, there were no available-for-sale or held-to-maturity securities that were in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. Accrued interest receivable related to available-for-sale and held-to-maturity securities was $122 thousand and $8 thousand, respectively, at March 31, 2023. Accrued interest receivable related to available-for-sale and held-to-maturity securities was $69 thousand and $8 thousand, respectively, at December 31, 2022. Accrued interest receivable is included in other assets on the consolidated balance sheets.

There were no collateral dependent available-for-sale or held-to-maturity securities at March 31, 2023 or December 31, 2022.

The Company did not record an allowance for credit losses for available-for-sale or held-to-maturity investment securities as of March 31, 2023. For available-for-sale securities where estimated fair value was below amortized cost, such declines were deemed non-credit related and recorded as an adjustment to accumulated other comprehensive income, net of tax. Non-credit related decline in fair value of available-for-sale investment securities can be attributed to changes in interest rates and other market related factors. The Company did not record an allowance for credit losses for held-to maturity securities as of March 31, 2023, because the likelihood of non-repayment is remote. There was no provision for credit losses recognized for investment securities during the three months ended March 31, 2023.

Prior to the adoption of ASC 326, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other-than-temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considered, among other things: (i) the length of time and the extent to which the fair value had been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the Company’s intent to sell an impaired security and if it was more likely than not that it would have been required to sell the security before the recovery of its amortized basis. Management concluded that none of the Company’s securities were impaired due to reasons of credit quality as of December 31, 2022, and therefore management believes the impairments detailed in the table above were temporary and no other-than-temporary impairment loss was recorded in the Company’s consolidated income statements.

3.	LOANS HELD FOR SALE AND LOANS SERVICED FOR OTHERS

As of March 31, 2023 and December 31, 2022, the Company had approximately $4.8 million and $5.2 million of SBA loans included in loans held for sale, respectively. The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock.  The primary products are supported by guarantees issued from the United States Department of Agriculture (“USDA”), USDA Farm Service Agency (“FSA”), and the USDA Business and Industry loan program. As of March 31, 2023 and December 31, 2022, the Company had $16.2 million and $15.9 million of USDA loans included in loans held for sale, respectively.

The unpaid balance of loan serviced for others as of the periods presented are as shown below:

	March 31, 2023	December 31, 2022
	(in thousands)
SBA	$1,856	$1,926
USDA, FSA, and USDA Business and Industry	—	735
Farmer Mac	154,006	155,522
Total loans serviced for others	$155,862	$158,183

4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Manufactured housing	$315,326	$315,825
Commercial real estate	555,339	545,317
Commercial	46,278	59,070
SBA	2,283	3,482
HELOC	2,557	2,613
Single family real estate	9,610	8,709
Consumer	10	107
Gross loans held for investment	931,403	935,123
Deferred fees, net	(928)	(787)
Discount on SBA loans	(27)	(27)
Loans held for investment	930,448	934,309
Allowance for credit losses	(12,065)	(10,765)
Loans held for investment, net	$918,383	$923,544

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans as of March 31, 2023:

	March 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Manufactured housing	$313,385	$1,499	$—	$442	$1,941	$315,326
Commercial real estate:
Commercial real estate	487,132	1,147	—	—	1,147	488,279
SBA 504 1st trust deed	12,812	—	—	—	—	12,812
Land	10,405	—	—	—	—	10,405
Construction	43,843	—	—	—	—	43,843
Commercial	45,291	170	—	817	987	46,278
SBA	2,282	—	—	1	1	2,283
HELOC	2,557	—	—	—	—	2,557
Single family real estate	9,610	—	—	—	—	9,610
Consumer	10	—	—	—	—	10
Total	$927,327	$2,816	$—	$1,260	$4,076	$931,403

The following table presents the composition of nonaccrual loans as of March 31, 2023:

	March 31, 2023
	With an Allowance	Without an Allowance	Total
	(in thousands)
Manufactured housing	$—	$628	$628
Commercial	—	817	817
Single family real estate	—	148	148
Total	$—	$1,593	$1,593

There were no loans past due by 90 days or more that were not on nonaccrual status at March 31, 2023.

The following table presents the contractual aging of the recorded investment in past due and nonaccrual held for investment loans by class of loans as of December 31, 2022:

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

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed from interest income at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual loans for the three months ended March 31, 2023 and 2022, was $140 thousand and $13 thousand, respectively.

Accrued interest receivable related to loans was $5.1 million and $5.1 million at March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable is included in other assets on the consolidated balance sheets.

Allowance for Credit Losses for Loans (“ACL”)

The Company adopted CECL on January 1, 2023. As discussed further in Note 1 - Summary of Significant Accounting Policies, the Company uses the WARM method as the basis for the estimation of expected credit losses under CECL. The calculation of the ACL is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for a required ACL and are not included in the collective evaluation. Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the Company determines that foreclosure is probable, the fair value of the collateral securing the loan, less estimated selling costs.

During the quarter ended March 31, 2023, the ACL on loans increased by $1.3 million to $12.1 million at March 31, 2023 from $10.8 million at December 31, 2022. When the Company adopted the provisions of ASC 326 on January 1, 2023, it recorded the required $1.8 million increase directly to retained earnings (net of tax). During the first quarter, the Company recorded a provision (credit) for credit losses of $(607) thousand. This reduction in the required ACL during the quarter was primarily due to a $390 thousand decline in qualitative factors. During the quarter, the Company reduced its qualitative factor related to drought conditions in California as the percentage of the state of California that was experiencing a drought decreased from 80.6% on January 1, 2023, to 8.5% at March 31, 2023. In addition to these factors, the required ACL also declined after adoption of ASC 326 due to a reduction in the portion of the allowance derived from historical losses.

The following table summarizes the changes in the ACL for the period indicated:

	For the Three Months Ended March 31, 2023
(in thousands)	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
Beginning balance, prior to adoption of ASC 326	$3,879	$5,980	$747	$21	$27	$107	$4	$10,765
Impact of adoption of ASC 326	1,671	31	70	(15)	17	39	(2)	1,811
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	59	19	14	4	—	—	—	96
Net recoveries	59	19	14	4	—	—	—	96
Provision (credit) for credit losses	(127)	(213)	(269)	(5)	(2)	9	—	(607)
Ending balance	$5,482	$5,817	$562	$5	$42	$155	$2	$12,065

The following table summarizes the changes in the allowance for loan losses for the period indicated, as determined in accordance with ASC 450 and ASC 310 (prior to the adoption of ASC 326):

	For the Three Months Ended March 31, 2022
(in thousands)	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
Beginning balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	167	231	2	—	—	427
Net recoveries	7	20	167	231	2	—	—	427
Provision (credit) for loan losses	1,145	(703)	(510)	(231)	15	—	—	(284)
Ending balance	$3,758	$6,046	$580	$22	$35	$105	$1	$10,547

As of March 31, 2023 and December 31, 2022, the Company had an ACL for off-balance sheet commitments of $400 thousand and $94 thousand, respectively, which were included in other liabilities on the consolidated balance sheet. The provision (credit) for credit losses associated with the allowance for off-balance sheet commitments was $(115) thousand and $(5) thousand for the three months ended March 31, 2023 and 2022, respectively.

Beginning on January 1, 2023, the Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, have undergone a significant modification, have been downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral. Changes in the ACL for all other individually evaluated loans are based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of March 31, 2023, $3.8 million of loans were individually evaluated, and the ACL attributed to such loans was $9 thousand. At March 31, 2023, $3.2 million of individually evaluated loans were evaluated based on the underlying value of the collateral, with no required ACL based on management’s analysis of the value of the collateral. As of the same date, $0.5 million of individually evaluated loans were evaluated using a discounted cash flow approach, with an associated reserve of $9 thousand.

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of March 31, 2023:

	Manufactured Homes	Single Family Residence	Land	Machinery & Equipment	Total
	(in thousands)
Manufactured housing	$1,027	$—	$—	$—	$1,027
Commercial	—	—	817	1,247	2,064
Single family real estate	—	148	—	—	148
Total,	$1,027	$148	$817	$1,247	$3,239

Prior to the adoption of ASC 326 on January 1, 2023, the Company classified loans as impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement or it was determined that the likelihood of the Company receiving all scheduled payments, including interest, when due was remote. Credit losses on impaired loans were determined separately based on the guidance in ASC 310. Beginning January 1, 2023, the Company accounts for credit losses on all loans in accordance with ASC 326, which eliminates the concept of an impaired loan within the context of determining credit losses.

The following tables present impairment method information related to loans and ACL by loan portfolio segment as of December 31, 2022 (prior to the adoption of ASC 326):

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$2,918	$—	$—	$41	$—	$209	$—	$3,168
Impaired loans with no allowance recorded	1,166	209	1,364	—	—	150	—	2,889
Total loans individually evaluated for impairment	4,084	209	1,364	41	—	359	—	6,057
Loans collectively evaluated for impairment	311,741	545,108	57,706	3,441	2,613	8,350	107	929,066
Total loans held for investment	$315,825	$545,317	$59,070	$3,482	$2,613	$8,709	$107	$935,123
Related Allowance for Loan Losses
Loans individually evaluated for impairment	157	18	—	1	—	8	—	184
Loans collectively evaluated for impairment	3,722	5,962	747	20	27	99	4	10,581
Total allowance for loan losses	$3,879	$5,980	$747	$21	$27	$107	$4	$10,765

The recorded investment in impaired loans approximated the unpaid balance of the loans as of December 31, 2022.

Prior to adoption of ASC 326, a valuation allowance was established for an impaired loan when the fair value of the loan was less than the recorded investment. In certain cases, portions of impaired loans were charged-off to realizable value instead of establishing a valuation allowance and were included, when applicable, in the table above as “Impaired loans without specific valuation allowance.” The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2022.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Loan ratings are reviewed as part of the Company’s normal loan monitoring process, but, at a minimum, updated on an annual basis. Under the Company’s risk rating system, the Company rates loans with potential problems as “Special Mention,” “Substandard,” “Doubtful,” and “Loss”.  The following is a description of the characteristics of loan ratings.

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

Loans not meeting the criteria above are considered to be pass-rated loans.

The following tables present the risk categories for gross loans by class of loans and by year of origination as of March 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(in thousands)
(Manufactured housing:
Pass	$9,219	$60,208	$52,919	$50,027	$25,939	$115,518	$—	$313,830
Substandard	—	—	—	—	—	1,496	—	1,496
Total	9,219	60,208	52,919	50,027	25,939	117,014	—	315,326

Commercial real estate:
Pass	14,032	152,327	123,166	64,535	48,535	120,146	16,321	539,062
Special mention	—	—	—	2,167	4,185	1,026	—	7,378
Substandard	—	—	—	1,053	—	7,346	500	8,899
Total	14,032	152,327	123,166	67,755	52,720	128,518	16,821	555,339

Commercial:
Pass	123	7,681	3,131	1,361	1,034	16,421	10,983	40,734
Special mention	—	—	2,146	—	—	—	—	2,146
Substandard	—	—	—	—	—	3,398	—	3,398
Total	123	7,681	5,277	1,361	1,034	19,819	10,983	46,278

SBA:
Pass	—	—	416	268	—	1,598	—	2,282
Doubtful	—	—	—	—	—	1	—	1
Total	—	—	416	268	—	1,599	—	2,283

HELOC:
Pass	—	—	—	—	—	—	2,557	2,557
Total	—	—	—	—	—	—	2,557	2,557

Single family real estate:
Pass	705	1,133	2,119	2,015	758	2,728	—	9,458
Substandard	—	—	—	—	—	152	—	152
Total	705	1,133	2,119	2,015	758	2,880	—	9,610

Consumer:
Pass	—	—	—	—	—	10	—	10
Total	—	—	—	—	—	10	—	10

Total loans	$24,079	$221,349	$183,897	$121,426	$80,451	$269,840	$30,361	$931,403

The following tables present gross loans by risk rating as of December 31, 2022:

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Manufactured housing	$314,771	$—	$1,054	$—	$315,825
Commercial real estate:
Commercial real estate	460,110	13,381	8,008	—	481,499
SBA 504 1st trust deed	12,477	—	470	—	12,947
Land	11,237	—	—	—	11,237
Construction	38,374	—	—	—	38,374
Commercial	52,384	2,723	2,728	—	57,835
SBA	1,644	—	—	—	1,644
HELOC	2,613	—	—	—	2,613
Single family real estate	8,554	—	155	—	8,709
Consumer	107	—	—	—	107
Total, net	902,271	16,104	12,415	$—	930,790
Government guaranteed loans	4,333	—	—	—	4,333
Total	$906,604	$16,104	$12,415	$—	$935,123

There were no loans classified as “Loss” at March 31, 2023 or December 31, 2022.

Loan Modifications
In certain instances, the Company may make modifications to the terms of loans to borrowers that are experiencing financial distress by providing a term extension, a payment deferral, a reduction of the contractual interest rate on the loan, or a partial forgiveness of principal (or a combination of these modifications). When principal forgiveness is provided to a borrower, the amount of forgiveness is charged off against the ACL.

The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and were modified during the three months ended March 31, 2023, by loan class and by type of modification; the only type of modification that was granted to borrowers that were experiencing financial difficulty during the three months ended March 31, 2023 was a term extension. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the total amortized cost basis of the loan class, as well as the financial effects of the modifications, is presented below.

	For the Three Months Ended March 31, 2023
	Amortized Cost of Modified Loans	% of Total Class of Loans	Term Extension (Weighted Average years)
	(dollars in thousands)
Commercial real estate	$2,445	0.45%	5.00
Commercial	1,244	2.11%	0.55
Total	$3,689	0.39%	2.05

The Company does not have any commitments to lend any additional amounts to the borrowers included in the previous table. All of the loans listed in the previous table were considered to be current as of March 31, 2023.

The ACL for a loan to a borrower that was experiencing financial difficulty and was granted a modification (and included in the able above) is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for such a loan is determined through individual evaluation.

There were no defaults on loans to borrowers that were experiencing financial difficulty that had been modified since January 1, 2023.

Troubled Debt Restructurings (“TDRs”)
Prior to the adoption of ASU 2022-02 on January 1, 2023, the Company, in infrequent situations would modify or restructure loans as a TDR. A TDR is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals, and rewrites. The majority of the Company’s modifications were extensions in terms or deferral of payments which result in no lost principal or interest followed by reductions in interest rates or accrued interest.

The total carrying amount of loans that were classified as TDRs at December 31, 2022 was $6.0 million; of these, $5.8 million were performing according to their modified terms.

ASU 2022-02 eliminated the concept of TDRs in current GAAP, and therefore, beginning January 1, 2023, the Company no longer reports loans modified as TDRs except for those loans modified and reported as TDRs in prior financial information under previous GAAP.

5.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure.  Properties or other assets (primarily manufactured housing) are reported at fair value at the time of foreclosure less estimated costs to sell.  Costs relating to development or improvement of the assets are capitalized to the extent that they are deemed to be recoverable and increase the value of the property; otherwise, those costs are expensed. Costs related to holding the assets are charged to expense.  The balance of other assets acquired through foreclosure at March 31, 2023 and December 31, 2022 is primarily attributable to a single commercial agricultural relationship.

The following table summarizes the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$2,250	$2,518
Proceeds from dispositions	—	(140)
Gain (loss) on foreclosed assets, net	—	11
Balance, end of period	$2,250	$2,389

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2023 or December 31, 2022.  The estimated fair value amounts for March 31, 2023 and December 31, 2022 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$266	$—	$—	$266
Investment securities available-for-sale
U.S. government agency notes	—	3,703	—	3,703
U.S. government agency CMO	—	4,209	—	4,209
Corporate debt securities	—	7,621	—	7,621
Interest only strips	—	—	7	7
Servicing assets	—	—	27	27
Total	$266	$15,533	$34	$15,833

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$225	$—	$—	$225
Investment securities available-for-sale
U.S. government agency notes	—	4,107	—	4,107
U.S. government agency CMO	—	4,296	—	4,296
U.S. Treasury securities	—	9,970	—	9,970
Corporate debt securities	—	8,315	—	8,315
Interest only strips	—	—	7	7
Servicing assets	—	—	26	26
Total	$225	$26,688	$33	$26,946

The change in Level 3 assets measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended March 31,
	2023	2022
Servicing Assets:
Balance, beginning of period	$26	44
Additions	—	—
Amortization	—	—
Valuation adjustments	1	—
Balance, end of period	$27	44

Market valuations of the Company’s investment securities, which are classified as Level 2, are provided by an independent third party.  The fair values are determined by using several sources for valuing fixed income securities.  Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid, and other market information.  In accordance with the fair value hierarchy, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include assets acquired through foreclosure and certain loans that are collateral dependent and recorded at the fair value of collateral (less costs to sell).

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2023:
Other assets acquired through foreclosure	$2,250	$—	$2,250	$—
Total	$2,250	$—	$2,250	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2022:
Impaired loans	$3,805	$—	$3,805	$—
Other assets acquired through foreclosure	2,250	—	2,250	—
Total	$6,055	$—	$6,055	$—

The Company records certain loans at fair value on a non-recurring basis. When a loan is considered collateral dependent, the need for an ACL is evaluated. The fair value measurement and disclosure requirement applies to loans measured for impairment using the practical expedient method permitted by accounting guidance for collateral dependent loans. Such loans are measured at an observable market price, if available, or at the fair value of the loan’s collateral. The fair value of the loan’s collateral is determined by appraisals or independent valuation. When the fair value of the loan’s collateral is based on an observable market price or current appraised value, the appraisals may contain a wide range of values and accordingly, the Company classifies the fair value of the impaired loans as a non-recurring valuation within Level 2 of the valuation hierarchy.

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

The estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$167,875	$167,875	$—	$—	$167,875
FHLB and FRB stock	4,533	—	4,533	—	4,533
Investment securities - available-for-sale	15,533	—	15,533	—	15,533
Investment securities - held-to-maturity	2,425	—	2,335	—	2,335
Investment securities - measured at fair value	266	266	—	—	266
Loans, net and loans held for sale	939,428	—	890,629	—	890,629
Accrued interest receivable	5,475	—	5,475	—	5,475
Servicing assets	1,434	—	—	2,647	2,647
Interest only strips	7	—	—	7	7
Financial liabilities:
Deposits	920,804	—	915,283	—	915,283
FHLB advances	115,000	—	109,142	—	109,142
Accrued interest payable	424	—	424	—	424

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$64,690	$64,690	$—	$—	$64,690
FHLB and FRB stock	4,533	—	4,533	—	4,533
Investment securities - available-for-sale	26,688	—	26,688	—	26,688
Investment securities - held-to-maturity	2,557	—	2,423	—	2,423
Investment securities - measured at fair value	225	225	—	—	225
Loans, net and loans held for sale	944,577	—	892,134	3,805	895,939
Accrued interest receivable	5,295	—	5,295	—	5,295
Servicing assets	1,480	—	—	2,646	2,646
Interest only strips	7	—	—	7	7
Financial liabilities:
Deposits	875,084	—	867,697	—	867,697
FHLB advances	90,000	—	83,322	—	83,322
Accrued interest payable	126	—	126	—	126

7.	BORROWINGS

Federal Home Loan Bank Advances – The Company, through the Bank, has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities. FHLB advances of $90.0 million had fixed rates of interest ranging from 0.76% to 0.95%, and advances of $15.0 million had a variable rate of interest of 5.11% at March 31, 2023. The Company also had $43.4 million of letters of credit with FHLB at March 31, 2023 to secure public funds. At March 31, 2023, CWB had pledged to the FHLB $10.2 million of securities and $222.8 million of loans, and had $83.8 million available for additional borrowing. At December 31, 2022, CWB had pledged to the FHLB $21.1 million of securities and $232.6 million of loans.

Total FHLB interest expense was $265 thousand and $191 thousand for the three months ended March 31, 2023 and 2022, respectively.

The following table presents the contractual maturities by year of FHLB advances as of  March 31, 2023 (in thousands):

Within one year	$15,000
After one through two years	—
After two through three years	90,000
Total	$105,000

Federal Reserve Bank – The Company has established a credit line with the FRB.  Advances are collateralized in the aggregate by eligible loans for up to 28 days.  At March 31, 2023 and December 31, 2022, there were $285.0 million and $248.6 million, respectively, of loans pledged to the FRB.  There were no outstanding FRB advances as of March 31, 2023 and December 31, 2022. Available borrowing capacity was $94.9 million and $78.9 million as of March 31, 2023 and December 31, 2022, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There were no amounts outstanding as of March 31, 2023 or December 31, 2022.

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

As of March 31, 2023, there was $10.0 million outstanding on this revolving line of credit. There were no outstanding balances on the revolving line of credit at December 31, 2022. The interest rate on the line of credit as of March 31, 2023 was 8.25%.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended March 31,
	2023	2022
	Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(771)	$92
Other comprehensive (loss) income before reclassifications	(482)	(250)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive (loss) income	(482)	(250)
Ending balance	$(1,253)	$(158)

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2023.  Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share.  There were no common stock shares repurchased under this program during the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2023 and 2022, the Company paid common stock dividends of $0.7 million and $0.6 million, respectively.

9.	CAPITAL REQUIREMENTS

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2023 and December 31, 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
March 31, 2023
CWB’s actual regulatory ratios	13.00%	11.82%	11.82%	10.46%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2022
CWB’s actual regulatory ratios	12.56%	11.44%	11.44%	10.34%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

The adoption of CECL on January 1, 2023 resulted in a $1.6 million reduction to stockholders’ equity, net of $0.7 million in taxes. Banking organizations that experienced a reduction in retained earnings from the adoption of CECL have the option to elect a phase-in approach for up to 3 years of the “day 1” adverse impact to regulatory capital. The Company made this election and will phase in the impact of the transition to CECL over a three-year period, starting with the first quarter of 2023.

There are no conditions or events since March 31, 2023 that management believes have changed the Company’s or the Bank’s risk-based capital category.

10.	REVENUE RECOGNITION

ASC 606 requires recognition of revenue at an amount that reflects the consideration to which the Company expects to be entitled to in exchange for transferring goods or services to a customer.  The majority of the Company’s revenue is from sources outside the scope of ASC 606.  Revenue from service charges and fees and interchange fees on credit and debit cards are within the scope of ASC 606.

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

Exchange Fees and Other Service Charges

Exchange fees and other service charges are primarily comprised of debit and credit card income, merchant services income, ATM fees, and other service charges.  Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or MasterCard.  Merchant services income is primarily fees charged to merchants to process their debit and credit card transactions.  ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM.  Other service charges include fees from processing wire transfers, cashier’s checks, and other services. The Company’s performance obligation for exchange and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended March 31,
	2023	2022
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$134	$70
Exchange fees and other service charges	107	118
Non-interest income (in-scope of Topic 606)	241	188
Non-interest income (out-of-scope of Topic 606)	521	1,103
Total	$762	$1,291

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2023 and December 31, 2022, the Company did not have any signficant contract balances.

11.	LEASES

The Company has operating leases for office space. The Company’s office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments.  When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right-of-use asset until after exercise of the renewal option.  As of March 31, 2023 and December 31, 2022, the balance of the right-of-use assets was $5.0 million and $5.2 million, respectively, and the balance of lease liabilities was $5.1 million and $5.3 million, respectively.  The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2023	2022
Lease cost:	(in thousands)
Operating lease cost	$255	$250
Sublease income	—	—
Total lease cost	$255	$250

Other information:
Operating cash flows from operating leases	$253	$249
Weighted average remaining lease term - operating leases	6.84 years	8.04 years
Weighted average discount rate - operating leases	3.26%	3.26%

Future minimum operating lease payments for the years shown are as follows (in thousands):

2023	$761
2024	1,026
2025	976
2026	876
2027	473
Thereafter	1,538
Total future minimum lease payments	$5,650
Less remaining imputed interest	600
Total lease liabilities	$5,050

12. SUBSEQUENT EVENTS

On April 28, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per common share, payable on May 31, 2023, to common shareholders of record on May 12, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It should be read in conjunction with the Company’s unaudited interim consolidated financial statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the other financial information appearing elsewhere in this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this “Form 10-Q”) contains certain forward-looking statements about the Company and the Bank that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about future financial and operational results, expectations, or intentions are forward-looking statements.  Such statements reflect management's current views of future events and operations. These forward-looking statements are based on information currently available to the Company as of the date of this Form 10-Q. It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control and which may cause our actual results and performance to differ materially from anticipated results or performance or those contained or implied by such forward-looking statements including, but not limited to:

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

•
the failure of the United States Congress and the President to timely agree upon and implement an increase in the maximum amount of money the United States government may borrow to finance its operations commonly known as the debt ceiling;

•
liquidity of banking institutions both domestically and internationally, including sources and availability of funds, depositor behavior in response adverse economic developments, and the ability to attract and retain deposits and manage liquidity;

•	the reduction in the value of securities portfolios due to rising interest rates;
•
recent bank failures and other adverse developments in the financial sector that affects customer and investor confidence and resulting deposit volatility and uncertainty and disruption in capital markets;

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•
legislative or regulatory changes which may adversely affect the Company’s business, including the interest rate policies of the Board of Governors of the Federal Reserve and regulatory pressure to increase capital levels;

•	continued inflation, including the rising cost of oil and gas, and its impact on our customers’ businesses and ability to repay loans;
•
climate conditions, including the drought experienced in California over the past several years followed by the flooding due to the unusually large amounts of precipitation experienced this past winter, and their impact on the economy;

•	the Company’s success in implementing its business initiatives, including expanding its product line, adding new branches, and successfully building its brand image;
•	changes in interest rates which may reduce or increase net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or more expensive than anticipated;
•	changes in borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•
litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated along with the costs and effects of litigation and of adverse outcomes of such litigation;

•	the occurrence or non-occurrence of events longer than anticipated;

•	the ability to originate loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management;
•	the ability to realize cost efficiencies;
•	a failure or breach of our operational or security systems or infrastructure, including cyber-attacks on us or third party vendors or service providers;
•
a return of recessionary conditions and increased unemployment that could result in deterioration in credit quality of our loan portfolio and/or the value of the collateral securing the repayment of those loans, and/or reduce demand for our products and services;

•	United States tax policies, including our effective income tax rate;
•	loss of key personnel;
•	possible impact by the transition from London Inter-bank Offering Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) or other indices as a reference rate; and,
•
risks related to natural disasters, earthquakes, wildfires, terrorist attacks, threats of war or actual war, including the current military actions involving the Russian Federation and Ukraine, supply chain interruptions, and health epidemics may impact our operations, revenues, costs, and stock price

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, in item 1A of Part II of this Quarterly Report, and are available in the “Investor Relations” section of our website, https://www.communitywest.com/sec-filings/documents. The Company is under no obligation (and expressly disclaims any obligation) to update or alter such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company headquartered in Goleta, California providing full-service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has seven California branch banking offices in Goleta, Ventura, Santa Maria, Santa Barbara, San Luis Obispo, Oxnard, and Paso Robles  and one wholly-owned subsidiary, 445 Pine LLC which was formed to hold certain repossessed property.  These entities are collectively referred to herein as the “Company”.

Financial Result Highlights for the First Quarter of 2023

The significant factors impacting the Company’s first quarter earnings performance were:

•	Net income was $2.5 million, or $0.27 per diluted share in the first quarter of 2023, compared to $4.0 million, or $0.45 per diluted share in the first quarter of 2022.
•	Net interest income increased to $11.0 million for the first quarter of 2023, compared to $10.7 million in the first quarter of 2022.
•	A provision (credit) for credit losses of $(722) thousand was recorded for the first quarter of 2023, compared to $(284) thousand for the first quarter of 2022.
•	Net interest margin was 4.25% for the first quarter of 2023, compared to 3.86% for the first quarter of 2022.
•	Return on average assets was 0.92% for the first quarter of 2023, compared to 1.39% for the first quarter of 2022.
•	Return on average equity was 8.84% for the first quarter of 2023, compared to 15.52% for the first quarter 2022.
•
Cash and cash equivalents increased $103.2 million to $167.9 million at March 31, 2023 from $64.7 million at December 31, 2022 as management took steps to increase the Company’s on-balance sheet liquidity during the first quarter of 2023.

•	Loans held for investment decreased $3.9 million to $930.4 million at March 31, 2023, compared to $934.3 million at December 31, 2022.
•	Total assets increased by $76.1 million at March 31, 2023 to $1.17 billion, compared to $1.09 billion at December 31, 2022.
•
Total demand deposits decreased $4.1 million to $664.0 million at March 31, 2023, compared to $668.2 million at December 31, 2022. During the same period, certificates of deposit balances increased $49.9 million to $256.8 million at March 31, 2023 from $206.9 million at December 31, 2022.

•	Book value per common share decreased to $12.77 at March 31, 2023, compared to $12.80 at December 31, 2022.
•
Net nonaccrual loans were $1.6 million at March 31, 2023, compared to $211 thousand at December 31, 2022. Nonaccrual loans at March 31, 2023 included $0.7 million of loans that were guaranteed by the U.S. government or its agencies.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2023 throughout the analysis sections of this report on Form 10-Q.

Critical Accounting Estimates

The Company’s significant accounting policies conform with generally accepted accounting Principles (“GAAP”) and are described in Note 1 of the Notes to Financial Statements section in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgement and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant areas in which management of the Company applies critical assumptions and estimates include the following:

The Company adopted CECL on January 1, 2023. The Company adopted the provisions of ASC 326 using the modified retrospective transition approach, and recorded a net decrease of $1.6 million to the beginning balance of retained earnings as of January 1, 2023, for the cumulative effect adjustment. The Company uses the WARM method as the basis for the estimation of expected credit losses under CECL. The WARM method utilizes a historical average annual charge-off rate containing loan loss content over a historical lookback period that is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a segment at a particular consolidated balance sheet date. The WARM methodology was chosen because each of the loan segments have had loan loss histories dating back as far as 2006 and therefore capture both the Company’s historical loan losses and recoveries and thus established reliable loan loss rates for each segment. In the event that there was insufficient historical loan data to establish a reliable loan loss rate, California peer bank data has been utilized to establish loan loss rates. The Company established a general forecast loan policy to calculate the loan loss rates for each loan segment. The general forecast policy projects that the next four quarters will be similar to the Company’s loan loss rates from 2009 to 2016, and then revert to the long-term average over one quarter. The timeframe selected for the general forecast policy captured the Company’s largest historical loan losses during and immediately following the Great Recession and the subsequent historical loan recoveries that followed. The calculation of the reserve is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for a required allowance for credit loss and are not included in the collective evaluation. Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or, when the Company determines that foreclosure is probable, the fair value of the collateral securing the loan, less estimated selling costs. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control.  Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the ACL in future periods.  A discussion of facts and circumstances considered by management in determining the ACL is included in Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans Held for Investment in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 1 - Summary of Significant Accounting Policies in  Item 1 - Financial Statements in this Form 10-Q.

RESULTS OF OPERATIONS

A summary of our results of operations and select metrics is included in the following table:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net income	$2,464	$3,960
Basic earnings per share	0.28	0.46
Diluted earnings per share	0.27	0.45
Net interest margin	4.25%	3.86%
Return on average assets	0.92%	1.39%
Return on average stockholders’ equity	8.84%	15.52%

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
Consolidated Income Statement Data:	(dollars in thousands)
Interest income	$13,585	$11,500	$2,085
Interest expense	2,555	764	1,791
Net interest income	11,030	10,736	294
Provision (credit) for credit losses	(722)	(284)	(438)
Net interest income after provision for credit losses	11,752	11,020	732
Non-interest income	762	1,291	(529)
Non-interest expenses	8,834	6,971	1,863
Income before income taxes	3,680	5,340	(1,660)
Provision for income taxes	1,216	1,380	(164)
Net income	$2,464	$3,960	$(1,496)
Income per share - basic	$0.28	$0.46	$(0.18)
Income per share - diluted	$0.27	$0.45	$(0.18)

Interest Rates and Differentials

The following table illustrates average yields on interest earning assets and average rates on interest bearing liabilities for the periods indicated:

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-Earning Assets	(in thousands)
Interest-earning deposits	$73,179	$795	4.41%	$205,815	$109	0.21%
Investment securities	27,213	301	4.49%	26,897	197	2.97%
Loans (1)	952,192	12,489	5.32%	894,539	11,194	5.08%
Total earnings assets	1,052,584	13,585	5.23%	1,127,251	11,500	4.14%
Nonearning Assets
Cash and due from banks	1,976			2,161
Allowance for credit losses	(12,479)			(10,615)
Other assets	38,716			39,138
Total assets	$1,080,797			$1,157,935
Interest-Bearing Liabilities
Interest-bearing demand deposits	$417,662	$1,298	1.26%	$519,454	$319	0.25%
Savings deposits	23,230	12	0.21%	23,931	16	0.27%
Time deposits	200,875	967	1.95%	175,448	235	0.54%
Total interest-bearing deposits	641,767	2,277	1.44%	718,833	570	0.32%
Other borrowings	96,333	278	1.17%	90,000	194	0.87%
Total interest-bearing liabilities	738,100	2,555	1.40%	808,833	764	0.38%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	211,940			227,980
Other liabilities	17,766			17,640
Stockholders’ equity	112,991			103,482
Total Liabilities and Stockholders’ Equity	$1,080,797			$1,157,935
Net interest income and margin (3)		$11,030	4.25%		$10,736	3.86%
Net interest spread (4)			3.83%			3.76%
Total cost of funds (including the effect of noninterest-bearing demand deposits) (5)			1.09%			0.30%

(1)
Includes nonaccrual loans and loans held for sale, and is net of deferred fees, related direct costs, premiums, and discounts, but excludes the ACL. Interest income includes net accretion/(amortization) of deferred fees, costs, premiums, and discounts of $128 thousand and $451 thousand for the three months ended March 31, 2023 and 2022, respectively.

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

The table below sets forth the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2023 versus 2022
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Interest-earning deposits	$(69)	$755	$686
Investment securities	2	102	104
Loans, net	728	567	1,295
Total interest income	661	1,424	2,085

Interest expense:
Interest-bearing demand deposits	(63)	1,042	979
Savings deposits	-	(4)	(4)
Time deposits	34	698	732
Other borrowings	14	70	84
Total interest expense	(15)	1,806	1,791
Net increase	$676	$(382)	$294

(1)	Changes due to both volume and rate have been allocated proportionately between changes in volume and rate.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income. Interest income for the three months ended March 31, 2023 was $13.6 million, an increase of $2.1 million compared to $11.5 million for three months ended March 31, 2022. Total interest income in the three months ended March 31, 2023 was positively impacted by an increase in the average outstanding balance of total loans as well as the rate earned on interest-earning assets. The average balance of total loans increased by $57.7 million in the quarter ended March 31, 2023, compared to the same period in 2022. The yield received on total loans increased 0.24% to 5.32% and the yield received on interest-earning deposits increased to 4.41% during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, resulting in increases in interest income of $567 thousand and $755 thousand during the current year quarter, respectively. The increase in the yield on interest-earning assets was reflective of the increase in the Federal Reserve’s targeted Federal funds rate between March 31, 2022 and March 31, 2023 of 450 basis points. Interest income was also positively impacted by an increase in the yield on securities to 4.49% for the quarter ended March 31, 2023 from 2.97% for the quarter ended March 31, 2022. The annualized yield on interest-earning assets for the first quarter of 2023 was 5.23% compared to 4.14% for the first quarter of 2022.

Interest expense for the quarters ended March 31, 2023 and 2022, was $2.6 million and $0.8 million, respectively, or an increase of $1.8 million between the periods. The increase in interest expense compared to the prior year periods was primarily due to increases in the rates paid on deposit accounts and increased average time deposit balances. The rate paid on interest-bearing demand deposits increased to 1.26% while the rate paid on time deposits increased to 1.95% during the quarter ended March 31, 2023. These increases reflect competitive pricing pressures and the Company’s decision to increase wholesale funding in response to the current operating environment.

The cost of borrowings was 1.17% and 0.87% for the three months ended March 31, 2023 and 2022, respectively. The increased cost of borrowings was the result of new overnight advances from FHLB and an advance on the Company’s line of credit. The rate on the line of credit is priced at the Prime rate plus 0.25%.

Including the impact of noninterest-bearing deposits, the total cost of funds was 1.09% for the first quarter of 2023 compared to 0.30% for the first quarter of 2022.

The net impact of the changes in yields on interest-earning assets and the rates paid on interest-bearing liabilities was an increase in the net interest margin for the three months ended March 31, 2023 to 4.25%, compared to 3.86% for the three months ended March 31, 2022.

Provision for credit losses

For the three months ended March 31, 2023 and 2022, the Company recorded a provision for credit loss expense of negative $722 thousand and negative $284 thousand, respectively. The provision for credit losses consisted of a provision for credit losses for loans of negative $607 thousand and for the allowance for off-balance sheet commitments of negative $115 thousand. For the three months ended March 31, 2023, net recoveries were $96 thousand compared with net recoveries of $427 thousand for the three months ended March 31, 2022.

The percentage of net nonaccrual loans (net of balances that are guaranteed by the U.S. government or its agencies) to the total loan portfolio was 0.09% as of March 31, 2023 compared to 0.02% at December 31, 2022. The ACL compared to net nonaccrual loans was 1,406% as of March 31, 2023 compared to 5,102% as of December 31, 2022. Total past due loans increased to $4.1 million as of March 31, 2023 from $2.9 million as of December 31, 2022.

Non-Interest Income

The following table summarizes the Company’s non-interest income for the periods indicated:

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Other loan fees	$169	$246	$(77)
Gains from loan sales, net	30	60	(30)
Document processing fees	78	101	(23)
Service charges	154	88	66
Other	331	796	(465)
Total non-interest income	$762	$1,291	$(529)

Total non-interest income decreased to $0.8 million for the three months ended March 31, 2023, compared to $1.3 million for the same period in 2022.  The decrease was primarily due to recognition of $0.6 million of Bank Owned Life Insurance benefits in the first quarter of 2022, which are included in other income. Service charges increased in the first quarter of 2023, compared to the first quarter 2022 primarily due to increased net nonsufficient funds fees and interchange fees. Other loan fees, document processing fees and gains from loan sales for the three months ended March 31, 2023 decreased due to decreased new loan volumes and sales during the first three months of 2023, compared to the first three months of 2022.

Non-Interest Expenses

The following table summarizes the Company’s non-interest expenses for the periods indicated:

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Non-interest expenses:
Salaries and employee benefits	$5,448	$4,957	$491
Occupancy, net	1,098	997	101
Professional services	919	399	520
Data processing	349	310	39
Depreciation	180	183	(3)
FDIC assessment	182	171	11
Advertising and marketing	210	258	(48)
Other	448	(304)	752
Total non-interest expenses	$8,834	$6,971	$1,863

Total non-interest expenses increased $1.9 million to $8.8 million for the three months ended March 31, 2023, compared to $7.0 million for the same period in 2022.  Salaries and employee benefits increased $0.5 million in the first quarter of 2023, compared to 2022 due to annual merit increases, seasonal increases in payroll taxes, vacation expense, and increased benefit costs, and an increase in stock-based compensation due to annual stock awards. Professional services expenses increased by $520 thousand during the first quarter of 2023 due to increased accounting and consulting costs related to testing the effectiveness of the Company’s internal control structure and procedures for financial reporting as required for institutions over $1 billion in total asset and to support strategic and technology initiatives. Other expenses increased by $752 thousand due to recaptured loan collection and legal expenses of $1.0 million received from the settlement of a long-standing lawsuit with a former borrower in the first quarter of 2022.

Income Taxes

Income tax provision for the three months ended March 31, 2023, was $1.2 million, compared to $1.4 million in the same period during 2022. The combined state and federal effective income tax rates for the three months ended March 31, 2023 and 2022 were 33.0% and 25.8%, respectively. The increase in the effective tax rate in the first quarter of 2023 compared to the same period in the prior year was due to proceeds from Bank Owned Life Insurance proceeds which are non-taxable to the Company that were received in the first quarter of 2022 and $158 thousand of additional tax expense related to a true-up of 2022 deferred tax assets recorded in the first quarter of 2023.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $5.8 million and $5.1 million at March 31, 2023 and December 31, 2022, respectively, are reported in other assets in the consolidated balance sheets.

Accounting standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized. There was no valuation allowance on deferred tax assets at March 31, 2023 or December 31, 2022.

The Company is subject to the provisions of ASC 740 - “Income Taxes” (“ASC 740”).  ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions.  ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at March 31, 2023 and December 31, 2022.

BALANCE SHEET ANALYSIS

Total assets increased $76.1 million to $1.2 billion at March 31, 2023 from $1.1 billion at December 31, 2022.  The increase in total assets was mainly due to an increase of $103.2 million in cash and cash equivalents that resulted from an increase in total deposits, additional borrowings, and proceeds from the maturity of U.S. Treasury securities. The increase in cash and cash equivalents was part of management’s plans during the first quarter of 2023 to solidify the Company’s on-balance sheet liquidity position.

Total liabilities increased $75.9 million to $1.1 billion at March 31, 2023 from $1.0 billion at December 31, 2022, mostly due to an increase in deposits of $45.7 million. The majority of the increase was the result of increases in balances of certificates of deposit, which increased by $50.3 million during the first quarter to $250.5 million due to additional brokered certificates of deposit that were obtained by the Company. Interest-bearing demand deposits also increased by $9.6 million during the quarter ended March 31, 2023. These increases in deposit accounts were partially offset by a decrease in non-interest-bearing demand deposits of $11.2 million during the quarter. In addition, the Company borrowed an additional $25.0 million during the quarter ended March 31, 2023 from its existing credit facilities.

Total stockholders’ equity increased $139 thousand to $112.8 million at March 31, 2023 from $112.7 million at December 31, 2022.  The $2.5 million increase in retained earnings from net income was partially offset by the $1.6 million charge to retained earnings from the adoption of ASC 326 and a $0.7 million decrease as a result of dividends paid on common stock for the three months ended March 31, 2023. Book value per common share was $12.77 at March 31, 2023, compared to $12.80 at December 31, 2022.

Selected Balance Sheet Accounts

	March 31, 2023	December 31, 2022	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$167,875	$64,690	$103,185	159.5%
Investment securities available-for-sale	15,533	26,688	(11,155)	(41.8)%
Investment securities held-to-maturity	2,425	2,557	(132)	(5.2)%
Loans held for sale	21,045	21,033	12	0.1%
Loans held for investment, net	918,383	923,544	(5,161)	(0.6)%
Total assets	1,167,583	1,091,502	76,081	7.0%
Total deposits	920,804	875,084	45,720	5.2%
FHLB advances and other borrowings	115,000	90,000	25,000	27.8%
Total stockholder’s equity	112,789	112,650	139	0.1%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	March 31, 2023	December 31, 2022
	(in thousands)
Manufactured housing	$315,326	$315,825
Commercial real estate	555,339	545,317
Commercial	46,278	59,070
SBA	2,283	3,482
HELOC	2,557	2,613
Single family real estate	9,610	8,709
Consumer	10	107
Gross loans held for investment	931,403	935,123
Deferred costs, net	(928)	(787)
Discount on SBA loans	(27)	(27)
Loans held for investment	930,448	934,309
Allowance for credit losses	(12,065)	(10,765)
Loans held for investment, net	$918,383	$923,544

The Company had $21.0 million of loans held for sale at March 31, 2023 and December 31, 2022.  Loans held for sale at March 31, 2023 consisted of $4.8 million of SBA loans and $16.2 million of commercial agriculture FSA guaranteed loans.  Loans held for sale at December 31, 2022, consisted of $5.2 million in SBA loans and $15.9 million of commercial agriculture FSA guaranteed loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company originates manufactured housing, commercial, SBA, construction, real estate, and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of March 31, 2023 and December 31, 2022, manufactured housing loans comprised 33.9% and 33.8%, respectively, of gross loans held for investment. As of March 31, 2023 and December 31, 2022, commercial real estate loans accounted for approximately 59.6% and 58.3% of gross loans held for investment, respectively. Approximately 27.5% and 24.5% of these commercial real estate loans were owner-occupied at March 31, 2023 and December 31, 2022, respectively. Substantially all of these loans are secured by first liens with average loan to value ratios  at origination of 49.6% and 50.4% at March 31, 2023 and December 31, 2022, respectively. The Company was within internally established concentration policy limits at March 31, 2023 and December 31, 2022.

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

	March 31, 2023	December 31, 2022
	(in thousands)
Nonaccrual loans (net of government guaranteed portions)	$858	$211
Nonaccrual loans (net of government guaranteed portions) to gross loans	0.09%	0.02%
Net charge-offs (recoveries) (annualized) to average loans	(0.04)%	(0.06)%
Allowance for credit losses to nonaccrual loans (net of government guaranteed portion)	1,406%	5,102%
Allowance for credit losses to gross loans	1.30%	1.15%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Loans 30 through 89 days past due	$2,816	$2,880
Loans 90 days or more past due	$1,260	$—

Collateral Dependent Loans

Beginning on January 1, 2023, the Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral. Changes in the ACL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of March 31, 2023:

	Manufactured Homes	Single Family Residence	Land	Machinery & Equipment	Total
	(in thousands)
Manufactured housing	$1,027	$—	$—	$—	$1,027
Commercial	—	—	817	1,247	2,064
Single family real estate	—	148	—	—	148
Total,	$1,027	$148	$817	$1,247	$3,239

Prior to the adoption of ASC 326, a loan was considered impaired when, based on current information, it was probable that the Company would have been unable to collect the scheduled payments of principal and/or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and/or interest payments. Loans that experienced insignificant payment delays or payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays or payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considered the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. For collateral-dependent loans, the Company used the fair value of collateral method to measure impairment. All other loans were measured for impairment based on the present value of future cash flows.

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$3,563	$220	$85	$194	$—	$425	$—	$4,487
Impaired loans with no allowance recorded	1,358	1,402	1,505	226	—	258	—	4,749
Total loans individually evaluated for impairment	4,921	1,622	1,590	420	—	683	—	9,236

Related allowance for impaired loans	210	17	—	1	—	12	—	240
Total impaired loans, net	$4,711	$1,605	$1,590	$419	$—	$671	$—	$8,996

The following table summarizes nonaccrual loans by loan segment:

	At March 31, 2023			At December 31, 2022
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$628	39.42%	0.07%	$61	28.91%	0.01%
Commercial	817	51.29%	0.09%	—	0.00%	0.00%
Single family real estate	148	9.29%	0.02%	150	71.09%	0.01%
Total nonaccrual loans	$1,593	100.00%	0.17%	$211	100.00%	0.02%

Nonaccrual loans increased $1.4 million from $0.2 million at December 31, 2022 to $1.6 million at March 31, 2023. Included in nonaccrual loans at March 31, 2023, were $735 thousand of commercial loans that were guaranteed by an agency of the U.S. Government. CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days.  After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance.  Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Allowance For Credit Losses

The Company adopted CECL on January 1, 2023. The Company uses the WARM method as the basis for the estimation of expected credit losses under CECL. The WARM method utilizes a historical average annual charge-off rate containing loan loss content over a historical lookback period that is used as a foundation for estimating the credit loss reserve for the remaining outstanding balances of loans in a segment at a particular consolidated balance sheet date. The calculation of the reserve is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for a required allowance for credit loss and are not included in the collective evaluation, as discussed above.

During the quarter ended March 31, 2023, the ACL on loans increased by $1.3 million to $12.1 million at March 31, 2023 from $10.8 million at December 31, 2022. When the Company adopted the provisions of ASC 326 on January 1, 2023, it recorded the required $1.8 million increase directly to retained earnings (net of tax). During the first quarter, the Company recorded a provision (credit) for credit losses of $(607) thousand. This reduction in the required ACL during the quarter was primarily due to a $390 thousand decline in qualitative factors. During the quarter, the Company reduced its qualitative factor related to drought conditions in California as the percentage of the state of California that was experiencing a drought decreased from 80.6% on January 1, 2023, to 8.5% at March 31, 2023. In addition to these factors, the required ACL also declined after adoption of ASC 326 due to a reduction in the portion of the allowance derived from historical losses.

The following table summarizes the activity in the ACL by loan type.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended March 31,
	2023	2022
Allowance for credit losses:	(in thousands)
Balance at beginning of period	$10,765	$10,404
Impact of adoption of ASC 326	1,811	—
Provision (credit) for credit losses charged to operating expenses:
Manufactured housing	(127)	1,145
Commercial real estate	(213)	(703)
Commercial	(269)	(510)
SBA	(5)	(231)
HELOC	(2)	15
Single family real estate	9	—
Consumer	—	—
Total provision (credit) for credit losses	(607)	(284)
Recoveries of loans previously charged-off:
Manufactured housing	59	7
Commercial real estate	19	20
Commercial	14	167
SBA	4	231
HELOC	—	2
Single family real estate	—	—
Consumer	—	—
Total recoveries	96	427
Loans charged-off:
Manufactured housing	—	—
Commercial real estate	—	—
Commercial	—	—
SBA	—	—
HELOC	—	—
Single family real estate	—	—
Consumer	—	—
Total charged-off	—	—
Net charge-offs (recoveries)	(96)	(427)
Balance at end of period	$12,065	$10,547

Investment Securities

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits and to manage liquidity, capital, and interest rate risk.

The carrying value of investment securities was as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Securities available for sale (at fair value)
U.S. government agency notes	$3,703	$4,107
U.S. government agency CMO	4,209	4,296
U.S. Treasury securities	—	9,970
Corporate debt securities	7,621	8,315
Total securities available for sale	15,533	26,688

Securities held to maturity (at amortized cost): US government agency MBS	2,425	2,557
Equity securities (at fair value): Farmer Mac class A stock	266	225
Total investment securities	$18,224	$29,470

We did not record credit impairment for any investment securities for the three months ended March 31, 2023.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$2,250	$2,518
Proceeds from dispositions	—	(140)
Gain (loss) on sales, net	—	11
Balance, end of period	$2,250	$2,389

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell. Costs relating to development or improvement of the assets are capitalized to the extent that they are deemed to be recoverable and increase the value of the property; otherwise, those costs are expensed. Costs related to holding the assets are charged to expense. The Company did not have any valuation allowances against foreclosed assets as of March 31, 2023 or December 31, 2022.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	March 31, 2023	December 31, 2022	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Noninterest-bearing demand deposits	$205,324	$216,494	$(11,170)	(5.2)%
Interest-bearing demand deposits	437,770	428,173	9,597	2.2%
Savings	20,929	23,490	(2,561)	(10.9)%
Certificates of deposit ($250,000 or more)	6,268	6,693	(425)	(6.3)%
Other certificates of deposit	250,513	200,234	50,279	25.1%
Total deposits	$920,804	$875,084	$45,720	5.2%

Deposits are the primary source of funding the Company’s asset growth. Total deposits increased 5.2% to $920.8 million at March 31, 2023 from $875.1 million at December 31, 2022. Noninterest-bearing demand deposits were $205.3 million at March 31, 2023, a $11.2 million decrease compared to $216.5 million at December 31, 2022. Interest-bearing demand deposits increased $9.6 million to $437.8 million at March 31, 2023, compared to $428.2 million at December 31, 2022. Certificates of deposit, which include brokered deposits, increased $49.9 million during the quarter to $256.8 million at March 31, 2023, compared to $206.9 million at December 31, 2022. Total brokered deposits increased by $70.0 million during the quarter to $200.6 million at March 31, 2023.

The Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”).  CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits. At March 31, 2023 and December 31, 2022, the Company had $144.5 million and $120.3 million, respectively, of CDARS and ICS deposits.

Liquidity and Capital Resources

Liquidity

Liquidity for a bank is the ongoing ability to fund asset growth and business operations, to accommodate liability maturities, and deposit withdrawals and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events.

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. CWB’s available liquidity is represented by cash and amounts due from banks and non-pledged marketable securities. CWB manages its liquidity risk through operating, investing, and financing activities. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. In order to ensure funds are available when necessary, on at least a quarterly basis CWB projects the amount of funds that will be required.

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

The Company, through CWB, has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities. Total fixed rate FHLB advances were $90.0 million at March 31, 2023 and December 31, 2022. In addition, the Company had an additional $15.0 million of floating rate FHLB advances at March 31, 2023. The Company also had $43.4 million of letters of credit with FHLB at March 31, 2023 to secure public funds.  At March 31, 2023, CWB had pledged to the FHLB $10.2 million of securities and $222.8 million of loans. At March 31, 2023, based on the amounts of loans and securities pledged, CWB had $83.8 million available for additional borrowing. At December 31, 2022, CWB had pledged to the FHLB securities with a carrying value of $21.1 million and $232.6 million of loans.

CWB has established a credit line with the Federal Reserve Bank (“FRB”).  There were no outstanding FRB advances as of March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, there were $285.0 million and $248.6 million of loans pledged to the FRB. CWB had $94.9 million and $78.9 million in borrowing capacity as of March 31, 2023 and December 31, 2022, respectively.

CWBC has a $10.0 million revolving line of credit which matures on September 2, 2023 unless renewed. During the quarter, the Company advanced $10.0 million from the line of credit. The Company must maintain a compensating deposit account with the lender of $1 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to one, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3.0%. The Company was in compliance with all of the required debt covenants at March 31, 2023.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million.  There were no borrowings outstanding under these agreements as of March 31, 2023 and December 31, 2022.

The Company continues to face strong competition for core deposits. The liquidity ratio of the Company was 17.5% and 10.3% at March 31, 2023 and December 31, 2022, respectively. The Company’s liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available-for-sale investments, and loans held for sale, divided by total assets.

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources for its liquidity. CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends, and interest payments on the other borrowings. CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB and has the capability to issue equity and debt securities. Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior approval. During the three months ended March 31, 2023, CWBC declared and paid dividends of $0.7 million. On April 28, 2023, the Company’s Board of Directors declared a $0.08 per share dividend payable on May 31, 2023, to stockholders of record on May 12, 2023.  The Company anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations excluding interest:

	At March 31, 2023
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Time deposits	$196,648	$60,133	$256,781
FHLB advances and other borrowings	25,000	90,000	115,000
Operating lease obligations	1,017	4,633	5,650
Total	$222,665	$154,766	$377,431

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

	At March 31, 2023
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Loan commitments to extend credit	$59,817	$36,272	$96,089
Standby letters of credit	—	—	—
Total	$59,817	$36,272	$96,089

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company. Capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 60,000,000 total shares of common stock, of which 8,835,309 have been issued at March 31, 2023. Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.  CWB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, CWB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of March 31, 2023 and December 31, 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
March 31, 2023
CWB’s actual regulatory ratios	13.00%	11.82%	11.82%	10.46%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

December 31, 2022
CWB’s actual regulatory ratios	12.19%	11.02%	11.02%	8.56%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	N/A

The adoption of CECL on January 1, 2023 resulted in a $1.6 million reduction to stockholders’ equity, net of $0.7 million in taxes. Banking organizations that experienced a reduction in retained earnings from the adoption of CECL have the option to elect a phase-in approach for up to 3 years of the “day 1” adverse impact to regulatory capital. The Company made this election and will phase in the impact of the transition to CECL over a three-year period, starting with the first quarter of 2023.

There are no conditions or events since March 31, 2023 that management believes have changed the Company’s or the Bank’s risk-based capital category.

Supervision and Regulation

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation’s (“FDIC”) insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions but also by the requirements of applicable state and federal statutes, regulations, and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (“OCC”), and FDIC.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain qualitative and quantitative disclosures about market risk are set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  There has been no material change in these disclosures as previously disclosed in the Company’s Form 10-K.  For further discussion of interest rate risk, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Interest Rate Risk.”

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended March 31, 2023 and determined that there was no change in internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investing in our common stock involves various risks which are particular to our Company, our industry, and our market area.  Several risk factors that may have a material adverse impact on our business, operating results and financial condition are discussed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable to smaller reporting companies.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: May 15, 2023	BY:	/s/ Richard Pimentel
Richard Pimentel
Executive Vice President and Chief Financial Officer

On Behalf of Registrant and as a Duly Authorized Officer
and as Principal Financial and Accounting Officer