Form 10-Q
period 2023-06-30
COMMUNITY WEST BANCSHARES /
filed 2023-08-14
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares of common stock, no par value, of the registrant issued and outstanding as of August 8, 2023: 8,850,547.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	3
Consolidated Income Statements for the three and six months ended June 30, 2023 and 2022 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (unaudited)	5
Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	42
Item 4 – Controls and Procedures	43

Part II. Other Information
Item 1 – Legal Proceedings	44
Item 1A – Risk Factors	44
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3 – Defaults Upon Senior Securities	44
Item 4 – Mine Safety Disclosures	44
Item 5 – Other Information	44
Item 6 – Exhibits	45

Signatures	46

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,801	$1,379
Interest-earning demand deposits in other financial institutions	128,754	63,311
Cash and cash equivalents	130,555	64,690
Investment securities - available-for-sale, at fair value; amortized cost of $17,158 at June 30, 2023 and $27,790 at December 31, 2022	14,766	26,688
Investment securities - held-to-maturity, at amortized cost; fair value of $2,074 at June 30, 2023 and $2,423 at December 31, 2022	2,188	2,557
Investment securities - measured at fair value; amortized cost of $66 at June 30, 2023 and December 31, 2022	287	225
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	4,865	4,533
Loans held for sale, at lower of cost or fair value	19,126	21,033
Loans held for investment	937,124	934,309
Allowance for credit losses(1)	(12,148)	(10,765)
Total loans held for investment, net	924,976	923,544
Other assets acquired through foreclosure, net	65	2,250
Premises and equipment, net	5,998	6,104
Other assets	28,604	39,878
Total assets	$1,131,430	$1,091,502
Liabilities:
Deposits:
Noninterest-bearing demand	$195,612	$216,494
Interest-bearing demand	460,597	428,173
Savings	18,548	23,490
Certificates of deposit ($250,000 or more)	10,328	6,693
Other certificates of deposit	226,639	200,234
Total deposits	911,724	875,084
Federal Home Loan Bank advances and other borrowings	90,000	90,000
Other liabilities	15,765	13,768
Total liabilities	1,017,489	978,852

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,849,112 shares issued and outstanding at June 30, 2023 and 8,798,412 at December 31, 2022	46,293	45,694
Retained earnings	69,328	67,727
Accumulated other comprehensive loss, net	(1,680)	(771)
Total stockholders’ equity	113,941	112,650
Total liabilities and stockholders’ equity	$1,131,430	$1,091,502

(1) On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification Topic 326. The allowance in 2023 is reported using the current expected credit loss (“CECL”) method. Periods prior to adoption are reported in accordance with previous GAAP using the incurred loss method.

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:	(in thousands, except per share amounts)
Loans, including fees	$13,161	$11,129	$25,650	$22,323
Investment securities and other	1,554	577	2,650	883
Total interest and dividend income	14,715	11,706	28,300	23,206
Interest expense:
Deposits	3,751	500	6,028	1,070
Other borrowings	247	196	525	390
Total interest expense	3,998	696	6,553	1,460
Net interest income	10,717	11,010	21,747	21,746
Provision (credit) for credit losses	12	252	(710)	(32)
Net interest income after provision (credit) for credit losses	10,705	10,758	22,457	21,778
Non-interest income:
Other loan fees	286	377	455	623
Gains from loan sales, net	56	136	86	196
Document processing fees	102	122	180	223
Service charges	167	93	321	181
Other	535	323	866	1,119
Total non-interest income	1,146	1,051	1,908	2,342
Non-interest expenses:
Salaries and employee benefits	5,302	4,981	10,750	9,919
Occupancy, net	1,135	1,021	2,233	2,018
Professional services	851	635	1,770	1,034
Data processing	377	307	726	617
Depreciation	183	179	363	362
FDIC assessment	276	164	458	335
Advertising and marketing	282	233	492	491
Other	448	592	896	307
Total non-interest expenses	8,854	8,112	17,688	15,083
Income before provision for income taxes	2,997	3,697	6,677	9,037
Provision for income taxes	876	1,062	2,092	2,442
Net income	$2,121	$2,635	$4,585	$6,595
Earnings per share:
Basic	$0.24	$0.30	$0.52	$0.76
Diluted	$0.24	$0.30	$0.51	$0.74
Weighted average number of common shares outstanding:
Basic	8,841	8,715	8,827	8,689
Diluted	8,934	8,885	8,957	8,867
Dividends declared per common share	$0.080	$0.075	$0.160	$0.145

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$2,121	$2,635	$4,585	$6,595
Other comprehensive loss, net:
Unrealized loss on securities available-for-sale (“AFS”), net (tax effect of $179, $121, $381 and $226 for each respective period presented)	(427)	(289)	(909)	(539)
Net other comprehensive loss	(427)	(289)	(909)	(539)
Comprehensive income	$1,694	$2,346	$3,676	$6,056

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended June 30, 2023	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Loss	Earnings	Equity
	(in thousands)
Balance, April 1, 2023	8,835	$46,128	$(1,253)	$67,914	$112,789
Net income	—	—	—	2,121	2,121
Exercise of stock options	14	91	—	—	91
Stock based compensation	—	74	—	—	74
Dividends on common stock	—	—	—	(707)	(707)
Other comprehensive loss, net	—	—	(427)	—	(427)
Balance, June 30, 2023	8,849	$46,293	$(1,680)	$69,328	$113,941

Three Months Ended June 30, 2022	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Loss	Earnings	Equity
	(in thousands)
Balance, April 1, 2022	8,682	$44,780	$(158)	$60,206	$104,828
Net income	—	—	—	2,635	2,635
Exercise of stock options	62	551	—	—	551
Stock based compensation	—	71	—	—	71
Dividends on common stock	—	—	—	(654)	(654)
Other comprehensive loss, net	—	—	(289)	—	(289)
Balance, June 30, 2022	8,744	$45,402	$(447)	$62,187	$107,142

Six Months Ended June 30, 2023	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Loss	Earnings	Equity
	(in thousands)
Balance, January 1, 2023	8,798	$45,694	$(771)	$67,727	$112,650
Cumulative effect of change in accounting principle (net of taxes of $659) (1)	—	—	—	(1,573)	(1,573)
Net income	—	—	—	4,585	4,585
Exercise of stock options	51	279	—	—	279
Stock based compensation	—	320	—	—	320
Dividends on common stock	—	—	—	(1,411)	(1,411)
Other comprehensive loss, net	—	—	(909)	—	(909)
Balance, June 30, 2023	8,849	$46,293	$(1,680)	$69,328	$113,941

Six Months Ended June 30, 2022	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	(Loss) Income	Earnings	Equity
	(in thousands)
Balance, January 1, 2022	8,650	$44,431	$92	$56,852	$101,375
Net income	—	—	—	6,595	6,595
Exercise of stock options	94	827	—	—	827
Stock based compensation	—	144	—	—	144
Dividends on common stock	—	—	—	(1,260)	(1,260)
Other comprehensive loss, net	—	—	(539)	—	(539)
Balance, June 30, 2022	8,744	$45,402	$(447)	$62,187	$107,142

(1) On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification Topic 326. The allowance in 2023 is reported using the current expected credit loss (“CECL”) method. Periods prior to adoption are reported in accordance with previous GAAP using the incurred loss method.

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$4,585	$6,595
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for credit losses	(710)	(32)
Depreciation	363	362
Stock based compensation	320	144
Deferred taxes	(247)	124
Net (amortization) accretion of discounts and premiums for investment securities	(37)	11
Gains on:
Sale of other assets acquired through foreclosure, net	(255)	(104)
Sale of loans, net	(86)	(196)
Loans originated for sale	(5,272)	(10,840)
Proceeds from sales of loans held for sale	5,346	10,964
Proceeds from principal paydowns on loans held for sale	2,654	160
Changes in:
Investment securities measured at fair value	(62)	52
Servicing assets, net	23	(1)
Other assets	12,538	1,707
Other liabilities	1,664	(524)
Net cash provided by operating activities	20,824	8,422
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	20,637	992
Purchase of available-for-sale securities	(9,964)	(39,738)
Principal pay downs and maturities of held-to-maturity securities	365	179
Purchase of FHLB stock	(332)	(92)
Loan originations and principal collections, net	(3,421)	(20,183)
Purchase of premises and equipment, net	(257)	(151)
Proceeds from sale of other assets acquired through foreclosure, net	2,505	372
Net cash provided by (used in) investing activities	9,533	(58,621)
Cash flows from financing activities:
Net increase (decrease) in deposits	36,640	(55,467)
Proceeds from FHLB advances	15,000	—
Repayments of FHLB advances	(15,000)	—
Proceeds from advances from line of credit	10,000	—
Repayments of advances from line of credit	(10,000)	—
Proceeds from exercise of stock options	279	827
Cash dividends paid on common stock	(1,411)	(1,260)
Net cash provided by (used in) financing activities	35,508	(55,900)
Net increase (decrease) in cash and cash equivalents	65,865	(106,099)
Cash and cash equivalents at beginning of period	64,690	208,375
Cash and cash equivalents at end of period	$130,555	$102,276
Supplemental disclosure:
Cash paid during the period for:
Interest	$5,367	$1,481
Income taxes	1,420	3,195
Noncash items:
Transfers from loans to loans held for sale	735	—
Transfers from loans to other assets acquired through foreclosure, net	65	—

See the accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community West Bancshares (“CWBC”), incorporated under the laws of the state of California, is a bank holding company providing full-service banking through its wholly owned subsidiary Community West Bank, N.A. (“CWB” or the “Bank”) which includes 445 Pine, LLC, the Bank’s wholly owned limited liability company. Unless indicated otherwise or unless the context suggests otherwise, these entities are referred to herein collectively and on a consolidated basis as the “Company.”

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2022 and for the three and six months ended June 30, 2022 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income, comprehensive income, or stockholders’ equity as previously reported.

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

For AFS securities, the Company performs a quarterly qualitative evaluation for securities in an unrealized loss position to determine if the decline in fair value below the security’s amortized cost is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security; (v) the ability of the issuer of the security to make scheduled principal and interest payments; and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in the current period’s earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If the Company intends to sell, or if it is more likely than not that the Company will be required to sell a security in an unrealized loss position before the recovery of its amortized cost basis, the total amount of the unrealized loss is recognized in the current period’s earnings. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income.

As of January 1, 2023 and June 30, 2023, the Company determined that the unrealized loss positions in AFS and HTM securities were not the result of credit losses. Management’s analysis of the securities that are in an unrealized loss position indicated that the declines in the fair value of the securities were related to interest rates or other market conditions. In addition, as of June 30, 2023, management does not intend to sell any securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any securities that are in an unrealized loss position. Therefore, an allowance for credit losses with respect to both AFS and HTM securities was not recorded. See Note 2 - Investment Securities for more information.

A debt security is placed on nonaccrual status at the time any principal or interest payments become greater than 90 days delinquent. Interest accrued but not received when a security is placed on nonaccrual status is reversed against interest income. Accrued interest receivable on available-for-sale securities is excluded from the estimate of the required allowance for credit losses.

Loans Held for Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to the lower of cost or fair value provision. Loans held for sale are comprised of commercial agriculture loans guaranteed by the USDA Farm Service Agency (“FSA”) and Small Business Association (“SBA”) loans. The Company did not incur any lower of cost or fair value provision expense in the three and six months ended June 30, 2023 and 2022.

Loans Held for Investment

Loans are recorded at the principal amount outstanding, net of unearned income, loan participations, and amounts charged off. Unearned income includes deferred loan origination fees reduced by loan origination costs.

Interest income on loans is accrued daily using the effective interest method and recognized over the terms of the loans. Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income. If the loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Commitment fees based on a percentage of a client’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period. When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs, and premiums and discounts paid on purchased loans are accounted for through interest income.

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

When a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed. Subsequent payments received from the borrower are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. The Company occasionally recognizes income on a cash basis for non-accrual loans in which the collection of the remaining principal balance is not in doubt.

Allowance for Credit Losses - Loans (Subsequent to the Adoption of ASC 326 on January 1, 2023)

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326 – “Financial Instruments-Credit Losses”. The allowance for credit losses for loans (“ACL”) is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Company has elected to exclude accrued interest receivable from the amortized cost basis in the estimate of the ACL. The provision for credit losses on loans (which is a component of the provision for credit losses on the consolidated statements of income) reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The Company’s methodologies for determining the adequacy of ACL are set forth in a formal policy and take into consideration the need for an ACL for loans evaluated on a collective pool basis which have similar risk characteristics, as well as allowances that are tied to individual loans that do not share risk characteristics and are individually evaluated. The Company increases its ACL by charging the provision for loan losses on its consolidated income statements. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the ACL when management believes the non-collectability of a loan balance is confirmed. Recoveries on previously charged off loans are credited to the ACL.

Management conducts an assessment of the ACL on a monthly basis and undertakes a more comprehensive evaluation quarterly. The ACL is estimated using relevant information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts and is maintained at a level sufficient to provide for expected credit losses over the life of the loan, including expected prepayments, based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio and economic conditions.

The ACL is measured on a collective pool basis when similar risk characteristics exist. In estimating the component of the ACL for loans that share common risk characteristics, loans are pooled based on the loan types and areas of risk concentration. For loans evaluated collectively as a pool, the ACL is calculated using the weighted average remaining maturity (“WARM”) method. The WARM method utilizes a historical average annual charge-off rate containing loan loss information over a historical lookback period that is used as a foundation for estimating the ACL for the remaining outstanding balances of loans in a segment at a particular consolidated balance sheet date. The WARM methodology was chosen because each of the loan segments have had loan loss histories dating back as far as 2006 and therefore capture the Company’s historical losses and recoveries and thus established reliable loan loss rates for each loan segment. In the events where there was insufficient historical loan data to establish a reliable loan loss rate, California peer bank data has been utilized to establish loan loss rates.

The Company established a general forecast loan policy to calculate the loan loss rates for each loan segment. The general forecast policy projects that the next four quarters will be similar to the Company’s loan loss rates from 2009 to 2016, and then revert to the long-term average over one quarter.

The calculation of the ACL is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not directly reflected in the Company’s historical loan losses and may include adjustments for changes in environmental and economic conditions, such as changes in unemployment rates, changes in Gross Domestic Product, change in percentage of drought impact, and other relevant factors in near to medium term of time.

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

Commercial Real Estate (“CRE”): CRE loans are those for which the Company holds commercial real estate property as collateral. This category of loans also includes loans secured by agriculture/farmland and construction loans. These loans are primarily underwritten based on the cash flows of the business and secondarily on the real estate. The primary risks associated with CRE loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which may make the real estate loan unprofitable to the borrower. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

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

If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will recognize an ACL or partial charge off as the difference between the fair value of the collateral, less costs to sell, and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis will be limited to the amount previously charged off. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for loan losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Modified Loans to Troubled Borrowers

From time to time, the Company will modify certain loans in order to alleviate temporary difficulties in a borrower’s financial condition and/or constraints on a borrower’s ability to repay the loan, and to minimize potential losses to the Company. Such modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and in limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. These loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on these loans on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less estimated selling costs. In addition, GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. See Note 4 - Loans Held for Investment for additional information concerning modified loans to troubled borrowers.

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

After the adoption of ASC 326 on January 1, 2023, the estimate of the ACL for off-balance sheet commitments provides for current estimated credit losses for the unused portion of collective pools of off-balance sheet credit exposures expected to be funded, except for unconditionally cancellable commitments for which no allowance for credit losses is required under ASC 326. The ACL for off-balance sheet commitments includes factors that are consistent with the ACL methodology for loans using the expected loss factors and an estimated utilization or probability of draw factor, which are based on historical experience. Changes in the ACL for off-balance sheet commitments are reported as a component of provision for credit losses in the consolidated income statements and the allowance for credit losses for off-balance sheet commitments is included in other liabilities in the consolidated balance sheets.

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

Income Taxes

The Company uses the asset and liability method, which recognizes an asset or liability representing the tax effects of future deductible or taxable amounts that have been recognized in the consolidated financial statements. Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting. These items represent “temporary differences.” Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Any interest or penalties assessed by the taxing authorities are classified as income tax expense in the consolidated income statements. Deferred tax assets are included in other assets on the consolidated balance sheets.

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

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares for the period.  Potentially dilutive common shares include outstanding stock options. Restricted stock awards are considered to be outstanding common shares for the purpose of computing basic and diluted earnings per share.

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share amounts)
Net income available to common stockholders	$2,121	$2,635	$4,585	$6,595

Weighted average number of common shares outstanding - basic	8,841,100	8,714,870	8,827,403	8,688,726
Add: Dilutive effects of assumed exercises of stock options	93,297	170,440	130,044	178,381
Weighted average number of common shares outstanding - diluted	8,934,397	8,885,310	8,957,447	8,867,107

Earnings per share:
Basic	$0.24	$0.30	$0.52	$0.76
Diluted	$0.24	$0.30	$0.51	$0.74

Stock options for 184,497 and 90,360 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2023 and 2022, respectively, because they were antidilutive. Stock options for 129,858 and 87,090 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2023 and 2022, respectively, because they were antidilutive.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3,626	$16	$—	$3,642
U.S. government agency collateralized mortgage obligations (“CMO”)	4,282	—	(199)	4,083
Corporate debt securities	9,250	—	(2,209)	7,041
Total	$17,158	$16	$(2,408)	$14,766

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$2,188	$2	$(116)	$2,074
Total	$2,188	$2	$(116)	$2,074

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$221	$—	$287
Total	$66	$221	$—	$287

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$4,081	$26	$—	$4,107
U.S. government agency CMO	4,475	—	(179)	4,296
U.S. Treasury securities	9,984	—	(14)	9,970
Corporate debt securities	9,250	—	(935)	8,315
Total	$27,790	$26	$(1,128)	$26,688

Securities held-to-maturity
U.S. government agency MBS	$2,557	$3	$(137)	$2,423
Total	$2,557	$3	$(137)	$2,423

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$159	$—	$225
Total	$66	$159	$—	$225

At June 30, 2023 and December 31, 2022, securities with carrying values of $9.8 million and $21.1 million, respectively, were pledged to the Federal Home Loan Bank (“FHLB”) as collateral for current and future advances.

At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The maturity periods and weighted average yields of investment securities available-for-sale and held-to-maturity at the period ends indicated were as follows:

	June 30, 2023
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$494	5.35%	$3,148	6.09%	$3,642	5.99%
U.S. government agency CMO	—	—	—	—	453	3.69%	3,630	5.43%	4,083	5.24%
Corporate debt securities	—	—	—	—	7,041	3.74%	—	—	7,041	3.74%
Total	$—	—	$—	—	$7,988	3.84%	$6,778	5.74%	$14,766	4.71%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$738	3.60%	$1,450	3.97%	$2,188	3.85%
Total	$—	—	$—	—	$738	3.60%	$1,450	3.97%	$2,188	3.85%

	December 31, 2022
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$519	3.59%	$3,588	4.40%	$4,107	4.30%
U.S. government agency CMO	—	—	—	—	—	—	4,296	4.63%	4,296	4.63%
U.S. Treasury securities	9,970	2.06%	—	—	—	—	—	—	9,970	2.06%
Corporate debt securities	—	—	—	—	8,315	3.74%	—	—	8,315	3.74%
Total	$9,970	2.06%	$—	—	$8,834	3.73%	$7,884	4.53%	$26,688	3.34%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%
Total	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities maturities as of the periods presented are as shown below:

	June 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in less than one year	$—	$—	$9,984	$9,970
After one year through five years	—	—	—	—
After five years through ten years	10,233	7,988	9,768	8,834
After ten years	6,925	6,778	8,038	7,884
Total	$17,158	$14,766	$27,790	$26,688

Securities held-to-maturity
Due in less than one year	$—	$—	$—	$—
After one year through five years	—	—	—	—
After five years through ten years	738	691	746	705
After ten years	1,450	1,383	1,811	1,718
Total	$2,188	$2,074	$2,557	$2,423

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

As of June 30, 2023 and December 31, 2022, securities that are in an unrealized loss position and length of time that individual securities have been in a continuous loss position are summarized as follows:

	June 30, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$(60)	$1,130	$(139)	$2,953	$(199)	$4,083
Corporate debt securities	(172)	1,328	(2,037)	5,713	(2,209)	7,041
Total	$(232)	$2,458	$(2,176)	$8,666	$(2,408)	$11,124

Securities held-to-maturity
U.S. government agency MBS	$(55)	$990	$(61)	$789	$(116)	$1,779
Total	$(55)	$990	$(61)	$789	$(116)	$1,779

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$(130)	$3,690	$(49)	$606	$(179)	$4,296
U.S. Treasury securities	(14)	9,970	—	—	(14)	9,970
Corporate debt securities	(764)	6,986	(171)	1,329	(935)	8,315
Total	$(908)	$20,646	$(220)	$1,935	$(1,128)	$22,581

Securities held-to-maturity
U.S. government agency MBS	$(137)	$2,115	$—	$—	$(137)	$2,115
Total	$(137)	$2,115	$—	$—	$(137)	$2,115

As of June 30, 2023 and December 31, 2022, there were 35 and 37 securities, respectively, in an unrealized loss position.

At June 30, 2023 and December 31, 2022, there were no available-for-sale or held-to-maturity securities that were on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. Accrued interest receivable related to available-for-sale and held-to-maturity securities was $68 thousand and $7 thousand, respectively, at June 30, 2023. Accrued interest receivable related to available-for-sale and held-to-maturity securities was $69 thousand and $8 thousand, respectively, at December 31, 2022. Accrued interest receivable is included in other assets on the consolidated balance sheets.

There were no collateral dependent available-for-sale or held-to-maturity securities at June 30, 2023 or December 31, 2022.

The Company did not record an allowance for credit losses for available-for-sale or held-to-maturity investment securities as of June 30, 2023. For available-for-sale securities where a security’s estimated fair value was below its amortized cost, such declines were deemed non-credit related and recorded as an adjustment to accumulated other comprehensive income, net of tax. Non-credit related declines in the fair value of available-for-sale investment securities can be attributed to changes in interest rates and other market-related factors. The Company did not record an allowance for credit losses for held-to maturity securities as of June 30, 2023, because the likelihood of non-repayment is remote. There was no provision for credit losses recognized for investment securities during the three and six months ended June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, the Company had approximately $4.8 million and $5.2 million of SBA loans included in loans held for sale, respectively. The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock.  The primary products are supported by guarantees issued from the United States Department of Agriculture (“USDA”), USDA Farm Service Agency (“FSA”), and the USDA Business and Industry loan program. As of June 30, 2023 and December 31, 2022, the Company had $14.4 million and $15.9 million of USDA loans included in loans held for sale, respectively.

The unpaid balance of loan serviced for others as of the periods presented are as shown below:

	June 30, 2023	December 31, 2022
	(in thousands)
SBA	$1,783	$1,926
USDA, FSA, and USDA Business and Industry	—	735
Farmer Mac	159,505	155,522
Total loans serviced for others	$161,288	$158,183
4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Manufactured housing	$321,127	$315,825
Commercial real estate	559,677	545,317
Commercial	41,696	59,070
SBA	1,800	3,482
HELOC	2,556	2,613
Single family real estate	10,555	8,709
Consumer	614	107
Gross loans held for investment	938,025	935,123
Deferred fees, net	(875)	(787)
Discount on SBA loans	(26)	(27)
Loans held for investment	937,124	934,309
Allowance for credit losses	(12,148)	(10,765)
Loans held for investment, net	$924,976	$923,544

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:
	June 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Manufactured housing	$320,159	$447	$105	$416	$968	$321,127
Commercial real estate:
Commercial real estate	483,250	2,439	—	—	2,439	485,689
SBA 504 1st trust deed	12,453	—	—	—	—	12,453
Land	10,480	—	—	—	—	10,480
Construction	51,055	—	—	—	—	51,055
Commercial	40,879	—	—	817	817	41,696
SBA	1,710	89	—	1	90	1,800
HELOC	2,556	—	—	—	—	2,556
Single family real estate	10,555	—	—	—	—	10,555
Consumer	614	—	—	—	—	614
Total	$933,711	$2,975	$105	$1,234	$4,314	$938,025

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Manufactured housing	$315,058	$665	$102	$—	$767	$315,825
Commercial real estate:
Commercial real estate	481,599	1,160	—	—	1,160	482,759
SBA 504 1st trust deed	12,947	—	—	—	—	12,947
Land	11,237	—	—	—	—	11,237
Construction	38,374	—	—	—	—	38,374
Commercial	59,070	—	—	—	—	59,070
SBA	2,529	953	—	—	953	3,482
HELOC	2,613	—	—	—	—	2,613
Single family real estate	8,709	—	—	—	—	8,709
Consumer	107	—	—	—	—	107
Total	$932,243	$2,778	$102	$—	$2,880	$935,123

The following table presents the composition of nonaccrual loans as of June 30, 2023, and December 31, 2022:

	June 30, 2023			December 31, 2022
	With an ACL	Without an ACL	Total Nonaccrual	With an Allowance	Without an Allowance	Total Nonaccrual
	(in thousands)
Manufactured housing	$—	$748	$748	$—	$61	$61
Commercial	—	817	817	—	—	—
Single family real estate	—	144	144	—	150	150
Total	$—	$1,709	$1,709	$—	$211	$211

There were $1 thousand of loans past due by 90 days or more that were not on nonaccrual status at June 30, 2023. There were no loans past due by 90 days or more that were not on nonaccrual status at December 31, 2022.

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed from interest income at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual loans for the three months ended June 30, 2023 and 2022, was $40 thousand and $10 thousand, respectively.  Foregone interest on nonaccrual loans for the six months ended June 30, 2023 and 2022, was $180 thousand and $23 thousand, respectively.

Accrued interest receivable related to loans was $5.3 million and $5.1 million at June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable is included in other assets on the consolidated balance sheets.

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

During the three months ended June 30, 2023, the allowance for credit losses increased by $83 thousand to $12.1 million. This increase in the required ACL during the quarter was primarily due to a $107 thousand increase in qualitative factors. During the quarter, the Company increased the weighting of the qualitative factor related to substandard loans in the overall evaluation of total qualitative factors because of the positive correlation between the level of substandard assets and the amount of anticipated loan losses. This increase was partially offset by a decrease of $27 thousand in the ACL due to an improvement in historical loss factors on which management’s methodology is based.

During the six months ended June 30, 2023, the allowance for credit losses on loans increased by $1.4 million from $10.8 million at December 31, 2022. When the Company adopted the provisions of ASC 326 on January 1, 2023, it recorded the required $1.8 million increase directly to retained earnings (net of tax). During the first six months of 2023, the Company recorded a provision (credit) for loan losses of $(622) thousand.This decrease in allowance for credit losses during the six months ended June 30, 2023 (after the adjustment for the adoption of ASC 326) was primarily due to a reduction in the qualitative factor related to the percentage of the state of California that was experiencing a drought. In addition, the allowance for credit losses also declined due to a reduction in the portion of the allowance derived from historical losses. Offsetting these decreases was an increase in the qualitative factor related to substandard loans, discussed above.

The following tables summarize the changes in the allowance for credit losses by portfolio type. Prior to the adoption of ASC 326 on January 1, 2023, the allowance for loan losses was determined in accordance with ASC 450 and ASC 310.

	For the Three Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2023	(in thousands)
Beginning balance	$5,482	$5,817	$562	$5	$42	$155	$2	$12,065
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	20	10	61	—	—	—	98
Net recoveries	7	20	10	61	—	—	—	98
Provision (credit) for loan losses	30	59	(57)	(61)	(1)	16	(1)	(15)
Ending balance	$5,519	$5,896	$515	$5	$41	$171	$1	$12,148

2022
Beginning balance	$3,758	$6,046	$580	$22	$35	$105	$1	$10,547
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	28	21	3	11	4	—	—	67
Net recoveries	28	21	3	11	4	—	—	67
Provision (credit) for loan losses	190	53	11	(10)	(2)	10	—	252
Ending balance	$3,976	$6,120	$594	$23	$37	$115	$1	$10,866

	For the Six Months Ended June 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2023	(in thousands)
Beginning balance, prior to adoption of ASC 326	$3,879	$5,980	$747	$21	$27	$107	$4	$10,765
Impact of adoption of ASC 326	1,671	31	70	(15)	17	39	(2)	1,811
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	66	39	24	65	—	—	—	194
Net recoveries	66	39	24	65	—	—	—	194
Provision (credit) for loan losses	(97)	(154)	(326)	(66)	(3)	25	(1)	(622)
Ending balance	$5,519	$5,896	$515	$5	$41	$171	$1	$12,148

2022
Beginning balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	35	40	170	242	6	—	1	494
Net recoveries	35	40	170	242	6	—	1	494
Provision (credit) for loan losses	1,335	(649)	(499)	(241)	13	10	(1)	(32)
Ending balance	$3,976	$6,120	$594	$23	$37	$115	$1	$10,866

As of June 30, 2023 and December 31, 2022, the Company had an allowance for credit losses for off-balance sheet commitments of $427 thousand and $94 thousand, respectively, which was included in other liabilities on the consolidated balance sheets. The provision (credit) for credit losses associated with the allowance for off-balance sheet commitments was $27 thousand and $(88) thousand for the three and six months ended June 30, 2023.

Beginning on January 1, 2023, the Company evaluates loans collectively for purposes of determining the allowance for credit losses in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified as those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, have undergone a significant modification, have been downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime allowance for credit losses. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the allowance for credit losses on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the allowance for credit losses for collateral dependent loans based on changes in the estimated fair value of the collateral. Changes in the allowance for credit losses for all other individually evaluated loans are based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

The following table presents the amortized cost basis and the associated allowance for credit losses by portfolio segment for loans that were individually evaluated as of June 30, 2023:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
	(in thousands)
Amortized Cost Basis:
Individually evaluated loans with an allowance for credit losses recorded	$579	$—	$—	$—	$—	$—	$—	$579
Individually evaluated loans with no allowance for credit losses recorded	1,324	—	1,287	—	—	144	—	2,755
Total individually evaluated loans	1,903	—	1,287	—	—	144	—	3,334
Collectively evaluated loans	319,224	559,677	40,409	1,800	2,556	10,411	614	934,691
Total loans held for investment	$321,127	$559,677	$41,696	$1,800	$2,556	$10,555	$614	$938,025

Allowance for Credit Losses:
Individually evaluated loans	$11	$—	$—	$—	$—	$—	$—	$11
Collectively evaluated loans	5,508	5,896	515	5	41	171	1	12,137
Total allowance for credit losses	$5,519	$5,896	$515	$5	$41	$171	$1	$12,148

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

The following table presents impairment method information related to loans and allowance for loan losses by loan portfolio segment as of December 31, 2022:

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

Prior to the adoption of ASC 326, a valuation allowance was established for an impaired loan when the fair value of the loan was less than the recorded investment. In certain cases, portions of impaired loans were charged-off to realizable value instead of establishing a valuation allowance and were included, when applicable in the table above as “Impaired loans without specific valuation allowance.” The valuation allowance disclosed above is included in the allowance for loan losses reported in the consolidated balance sheets as of December 31, 2022.

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated :

	Manufactured Homes	Single Family Residence	Land	Machinery & Equipment	Total
June 30, 2023	(in thousands)
Manufactured housing	$1,141	$—	$—	$—	$1,141
Commercial	—	—	82	1,205	1,287
Single family real estate	—	144	—	—	144
Total	$1,141	$144	$82	$1,205	$2,572

	Manufactured Homes	Single Family Residence	Land	Machinery & Equipment	Total
December 31, 2022	(in thousands)
Manufactured housing	$574	$—	$—	$—	$574
Commercial	—	—	—	1,297	1,297
Single family real estate	—	150	—	—	150
Total	$574	$150	$—	$1,297	$2,021

There was no associated allowance for credit losses (or allowance for loan losses prior to the adoption of ASC 326 on January 1, 2023) for collateral dependent loans as of June 30, 2023, or December 31, 2022.

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

Loans not meeting the criteria above are considered to be pass-rated loans.

The following tables present the risk categories for gross loans by class of loans and by year of origination as of the dates indicated:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
June 30, 2023	(in thousands)
Manufactured housing:
Pass	$23,978	$59,114	$51,587	$48,332	$25,010	$111,182	$—	$319,203
Substandard	—	298	102	220	—	1,304	—	1,924
Total	23,978	59,412	51,689	48,552	25,010	112,486	—	321,127

Commercial real estate:
Pass	27,962	155,884	125,396	60,808	49,966	124,949	—	544,965
Special mention	—	—	467	215	4,165	1,020	—	5,867
Substandard	—	—	500	1,052	—	7,293	—	8,845
Total	27,962	155,884	126,363	62,075	54,131	133,262	—	559,677

Commercial:
Pass	904	5,578	2,927	1,230	961	14,827	9,916	36,343
Special mention	—	—	2,072	—	—	—	—	2,072
Substandard	—	—	—	—	—	3,281	—	3,281
Total	904	5,578	4,999	1,230	961	18,108	9,916	41,696

SBA:
Pass	—	—	—	—	225	—	1,533	1,758
Special mention	—	—	—	—	—	—	41	41
Doubtful	—	—	—	—	—	—	1	1
Total	—	—	—	—	225	—	1,575	1,800

HELOC:
Pass	—	—	—	—	—	2,556	—	2,556
Total	—	—	—	—	—	2,556	—	2,556

Single family real estate:
Pass	1,828	1,107	2,020	2,002	753	2,696	—	10,406
Substandard	—	—	—	—	—	149	—	149
Total	1,828	1,107	2,020	2,002	753	2,845	—	10,555

Consumer:
Pass	580	—	—	—	—	34	—	614
Total	580	—	—	—	—	34	—	614

Total loans	$55,252	$221,981	$185,071	$113,859	$81,080	$269,291	$11,491	$938,025
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving	Total
December 31, 2022	(in thousands)
(Manufactured housing:
Pass	$62,591	$54,403	$51,158	$26,745	$25,768	$94,106	$—	$314,771
Substandard	—	—	—	—	121	933	—	1,054
Total	62,591	54,403	51,158	26,745	25,889	95,039	—	315,825

Commercial real estate:
Pass	161,023	125,074	57,441	50,134	32,662	95,174	—	521,508
Special mention	—	—	10,092	4,206	1,033	—	—	15,331
Substandard	—	—	1,056	—	—	7,422	—	8,478
Total	161,023	125,074	68,589	54,340	33,695	102,596	—	545,317

Commercial:
Pass	8,804	2,924	1,505	1,107	6,956	10,889	20,699	52,884
Special mention	—	2,723	—	—	—	—	—	2,723
Substandard	—	—	—	—	—	3,463	—	3,463
Total	8,804	5,647	1,505	1,107	6,956	14,352	20,699	59,070

SBA:
Pass	—	690	1,083	—	—	1,709	—	3,482
Total	—	690	1,083	—	—	1,709	—	3,482

HELOC:
Pass	—	—	—	—	—	—	2,613	2,613
Total	—	—	—	—	—	—	2,613	2,613

Single family real estate:
Pass	817	2,187	2,028	761	364	2,398	—	8,555
Substandard	—	—	—	—	150	4	—	154
Total	817	2,187	2,028	761	514	2,402	—	8,709

Consumer:
Pass	13	—	—	—	—	94	—	107
Total	13	—	—	—	—	94	—	107

Total loans	$233,248	$188,001	$124,363	$82,953	$67,054	$216,192	$23,312	$935,123

There were no loans classified as “Loss” at June 30, 2023 or December 31, 2022.

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

The following table presents the amortized cost basis of loans at June 30, 2023, that were both experiencing financial difficulty and were modified during the six months ended June 30, 2023, by loan class and by type of modification; the only type of modification that was granted to borrowers that were experiencing financial difficulty during the six months ended June 30, 2023, was a term extension. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the total amortized cost basis of the loan class, as well as the financial effects of the modifications, is presented below.

	For the Six Months Ended June 30, 2023
	Amortized Cost of Modified Loans	% of Total Class of Loans	Term Extension (Weighted Average years)
	(dollars in thousands)
Commercial real estate	$2,450	0.45%	5.00
Commercial	1,201	2.03%	0.55
Total	$3,651	0.39%	2.05

There were no loan modifications granted to borrowers that were experiencing financial distress during the three months ended June 30, 2023. The Company does not have any commitments to lend any additional amounts to the borrowers included in the previous table. All of the loans listed in the previous table were considered to be current as of June 30, 2023.

The ACL for a loan to a borrower that was experiencing financial difficulty and was granted a modification (and included in the table above) is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for such a loan is determined through individual evaluation. There were no defaults on loans to borrowers that were experiencing financial difficulty that had been modified since January 1, 2023.

Troubled Debt Restructured Loan (TDR)

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

The total carrying amount of loans that were classified as TDRs at December 31, 2022, was $6.0 million; of these, $5.8 million were performing according to their modified terms.
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

The following table summarizes the changes in other assets acquired through foreclosure for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$2,250	$2,389	$2,250	$2,518
Additions	65	—	65	—
Proceeds from dispositions	(2,505)	(232)	(2,505)	(372)
Gain on sales, net	255	93	255	104
Balance, end of period	$65	$2,250	$65	$2,250

Gain on sale is included in other non-interest income on the consolidated income statements.

6.	FAIR VALUE MEASUREMENT

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. ASC 820 - Fair Value Measurements and Disclosures (“ASC 820”) established a framework for measuring fair value using a three-level valuation hierarchy for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. ASC 820 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2023, or December 31, 2022. The estimated fair value amounts for June 30, 2023, and December 31, 2022, have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities - measured at fair value	$287	$—	$—	$287
Investment securities - available-for-sale:
U.S. government agency notes	—	3,642	—	3,642
U.S. government agency CMO	—	4,083	—	4,083
Corporate debt securities	—	7,041	—	7,041
Interest only strips	—	—	7	7
Servicing assets	—	—	3	3
Total	$287	$14,766	$10	$15,063

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities - measured at fair value	$225	$—	$—	$225
Investment securities - available-for-sale:
U.S. government agency notes	—	4,107	—	4,107
U.S. government agency CMO	—	4,296	—	4,296
U.S. Treasury securities	—	9,970	—	9,970
Corporate debt securities	—	8,315	—	8,315
Interest only strips	—	—	7	7
Servicing assets	—	—	26	26
Total	$225	$26,688	$33	$26,946

The change in Level 3 assets measured at fair value on a recurring basis included in income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Servicing Assets:
Balance, beginning of period	$27	$29	$26	$44
Additions	—	—	—	—
Amortization	—	—	—	—
Valuation adjustments	(24)	—	(23)	(15)
Balance, end of period	$3	$29	$3	$29

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

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2023:
Other assets acquired through foreclosure	$65	$—	$65	$—
Total	$65	$—	$65	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2022:
Impaired loans	$3,805	$—	$3,805	$—
Other assets acquired through foreclosure	2,250	—	2,250	—
Total	$6,055	$—	$6,055	$—

The Company records certain loans at fair value on a non-recurring basis. When a loan is considered collateral dependent, the need for an ACL is evaluated. Such loans are measured at the fair value of the loan’s collateral. The fair value of the loan’s collateral is determined by appraisals or independent valuations which may contain a wide range of values and therefore the Company classifies the fair value of the collateral dependent loans as a non-recurring valuation within Level 2 of the valuation hierarchy.

Other assets acquired through foreclosure are carried at the lower of book value or fair value less estimated costs to sell. Fair value is based upon independent market prices obtained from certified appraisers or the current listing price, if lower. When the fair value of the collateral is based on a current appraised value, the Company reports the fair value of the foreclosed collateral as non-recurring  valuation within Level 2 of the valuation hierarchy. When a current appraised value is not available or if management determines the fair value of the collateral is further impaired, the Company reports the foreclosed collateral as non-recurring Level 3.

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

The estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$130,555	$130,555	$—	$—	$130,555
FHLB and FRB stock	4,865	—	4,865	—	4,865
Investment securities - available-for-sale	14,766	—	14,766	—	14,766
Investment securities - held-to-maturity	2,188	—	2,074	—	2,074
Investment securities - measured at fair value	287	287	—	—	287
Loans, net and loans held for sale	944,102	—	902,776	—	902,776
Accrued interest receivable	5,461	—	5,461	—	5,461
Servicing assets	1,399	—	—	2,141	2,141
Interest only strips	7	—	—	7	7
Financial liabilities:
Deposits	911,724	—	907,680	—	907,680
FHLB advances	90,000	—	83,741	—	83,741
Accrued interest payable	1,312	—	1,312	—	1,312

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$64,690	$64,690	$—	$—	$64,690
FHLB and FRB stock	4,533	—	4,533	—	4,533
Investment securities - available-for-sale	26,688	—	26,688	—	26,688
Investment securities - held-to-maturity	2,557	—	2,423	—	2,423
Investment securities - measured at fair value	225	225	—	—	225
Loans, net and loans held for sale	944,577	—	892,134	3,805	895,939
Accrued interest receivable	5,295	—	5,295	—	5,295
Servicing assets	1,480	—	—	2,646	2,646
Interest only strips	7	—	—	7	7
Financial liabilities:
Deposits	875,084	—	867,697	—	867,697
FHLB advances	90,000	—	83,322	—	83,322
Accrued interest payable	126	—	126	—	126

7.	BORROWINGS

Federal Home Loan Bank Advances – The Company, through the Bank, has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities. FHLB advances at June 30, 2023 had fixed rates of interest ranging from 0.76% to 0.95%. The Company also had $43.4 million of letters of credit with FHLB at June 30, 2023 to secure public funds. At June 30, 2023, CWB had pledged to the FHLB $9.8 million of securities and $360.2 million of loans. At June 30, 2023, CWB had $77.4 million available for additional borrowing. At December 31, 2022, CWB had pledged to the FHLB $21.1 million of securities and $232.6 million of loans.

Total FHLB interest expense was $232 thousand and $497 thousand for the three and six months ended June 30, 2023, respectively, and was $193 thousand and $384 thousand for the three and six months ended June 30, 2022, respectively.

The following table presents the contractual maturities by year of FHLB advances as of June 30, 2023 (in thousands):

Within one year	$—
After one through two years	90,000
After two through three years	—
Total	$90,000

Federal Reserve Bank – The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans for up to 28 days. At June 30, 2023 and December 31, 2022, there were $286.6 million and $248.6 million, respectively, of loans pledged to the FRB. There were no outstanding FRB advances as of June 30, 2023 and December 31, 2022. Available borrowing capacity was $94.7 million and $78.9 million as of June 30, 2023 and December 31, 2022, respectively.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There were no amounts outstanding as of June 30, 2023 and December 31, 2022.

Line of Credit - In September of 2021, the Company entered into an unsecured line of credit agreement for up to $5.0 million at Prime + 0.25%. The Company must maintain a compensating deposit with the lender of $1.0 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%. The line of credit matured in September 2022 and the Company renewed the line of credit for an additional one-year term and increased the amount available to $10.0 million with no other changes to the financial terms or covenants. During the first quarter of 2023, the Company borrowed $10.0 million from the line of credit, which was subsequently repaid in the second quarter of 2023. As of June 30, 2023 and December 31, 2021, there were no outstanding balances on the revolving line of credit.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(1,253)	$(158)	$(771)	$92
Other comprehensive loss before reclassifications	(427)	(289)	(909)	(539)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive loss	(427)	(289)	(909)	(539)
Ending Balance	$(1,680)	$(447)	$(1,680)	$(447)

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2023. Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share. There were no repurchased shares of common stock under this program during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2023, the Company declared and paid common stock dividends of $0.7 million and $1.4 million, respectively. During the three and six months ended June 30, 2022, the Company declared and paid common stock dividends of $0.7 and $1.3 million, respectively.

9.	CAPITAL REQUIREMENTS

At June 30, 2023 and December 31, 2022, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the holding company level.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2023 and December 31, 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
June 30, 2023
CWB’s actual regulatory ratios	13.09%	11.91%	11.91%	10.38%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2022
CWB’s actual regulatory ratios	12.56%	11.44%	11.44%	10.34%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

There are no conditions or events since June 30, 2023 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Exchange Fees and Other Service Charges

Exchange fees and other service charges are primarily comprised of debit and credit card income, merchant services income, ATM fees, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or MasterCard. Merchant services income is primarily fees charged to merchants to process their debit and credit card transactions. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. Other service charges include fees from processing wire transfers, cashier’s checks, and other services. The Company’s performance obligations for exchange and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$141	$68	$275	$138
Exchange fees and other service charges	127	132	234	250
Non-interest income (in-scope of ASC 606)	268	200	509	388
Non-interest income (out-of-scope of ASC 606)	878	851	1,399	1,954
Total	$1,146	$1,051	$1,908	$2,342

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2023 and December 31, 2022, the Company did not have any signficant contract balances.

11.	LEASES

The Company has operating leases for office space. The Company’s office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right-of-use asset until after exercise of the renewal option. As of June 30, 2023, and December 31, 2022, the balance of the right-of-use assets was $4.8 million and $5.2 million, respectively, and the balance of lease liabilities was $4.8 million and $5.3 million, respectively. The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying consolidated balance sheets.

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Lease cost:
Operating lease cost	$510	$503
Sublease income	—	—
Total lease cost	$510	$503

Other information:
Operating cash flows from operating leases	$506	$499
Weighted average remaining lease term - operating leases	6.67	7.41
Weighted average discount rate - operating leases	3.27%	3.25%

Future minimum operating lease payments for the years shown are as follows (in thousands):

2023	$508
2024	1,026
2025	976
2026	876
2027	473
Thereafter	1,538
Total future minimum lease payments	5,397
Less remaining imputed interest	560
Total lease liabilities	$4,837

12. SUBSEQUENT EVENTS

On July 28, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per common share, payable on August 31, 2023, to common shareholders of record on August 12, 2023.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (this “Form 10-Q”) contains certain forward-looking statements about the Company and the Bank that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about future financial and operational results, expectations, or intentions are forward-looking statements. Such statements reflect management's current views of future events and operations. These forward-looking statements are based on information currently available to the Company as of the date of this Form 10-Q. It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control and which may cause our actual results and performance to differ materially from anticipated results or performance or those contained or implied by such forward-looking statements including, but not limited to:

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

•	the Company’s success in implementing its business initiatives, including expanding its product line, adding new branches, and successfully building its brand image;
•	changes in interest rates which may reduce or increase net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or more expensive than anticipated;
•	changes in borrowing facilities, capital markets, and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies, or guidelines which may cause conditions to be perceived differently;
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

•
risks related to natural disasters, earthquakes, wildfires, terrorist attacks, threats of war or actual war, including the current military actions involving the Russian Federation and Ukraine, supply chain interruptions, and health epidemics may impact our operations, revenues, costs, and stock price.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, available in the “Investor Relations” section of our website, https://www.communitywest.com/sec-filings/documents. The Company is under no obligation (and expressly disclaims any obligation) to update or alter such forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Financial Overview and Highlights

Community West Bancshares (“CWBC”) incorporated under the laws of the state of California, is a bank holding company headquartered in Goleta, California providing full-service banking and lending through its wholly-owned subsidiary Community West Bank (“CWB” or the “Bank”), which has seven California branch banking offices in Goleta, Ventura, Santa Maria, Santa Barbara, San Luis Obispo, Oxnard, and Paso Robles and one wholly-owned subsidiary, 445 Pine LLC which was formed to hold certain repossessed property. These entities are collectively referred to herein as the “Company.”

Financial Result Highlights for the Second Quarter of 2023

The significant factors impacting the Company’s second quarter earnings performance were:

•	Net income was $2.1 million, or $0.24 per diluted share in the second quarter of 2023, compared to $2.6 million, or $0.30 per diluted share in the second quarter of 2022.
•	Net interest income was $10.7 million for the second quarter of 2023, compared to $11.0 million in the second quarter of 2022.
•	A provision (credit) for credit losses of $12 thousand was recorded for the second quarter of 2023, compared to $252 thousand for the second quarter of 2022.
•	Net interest margin was 3.99% for the second quarter of 2023, compared to 4.01% for the second quarter of 2022.
•	Return on average assets was 0.77% for the second quarter of 2023, compared to 0.93% for the second quarter of 2022.
•	Return on average equity was 7.47% for the second quarter of 2023, compared to 9.92% for the second quarter 2022.
•
Cash and cash equivalents increased $65.9 million to $130.6 million at June 30, 2023 from $64.7 million at December 31, 2022 as management took steps to increase on-balance sheet liquidity during 2023.

•	Loans held for investment increased $2.8 million to $937.1 million at June 30, 2023, compared to $934.3 million at December 31, 2022.
•	Total assets increased by $39.9 million at June 30, 2023 to $1.13 billion, compared to $1.09 billion at December 31, 2022.
•
Total demand deposits increased $6.6 million to $674.8 million at June 30, 2023, compared to $668.2 million at December 31, 2022. During the same period, certificates of deposit balances increased $30.0 million to $237.0 million at June 30, 2023 from $206.9 million at December 31, 2022.

•	Book value per common share increased to $12.88 at June 30, 2023, compared to $12.80 at December 31, 2022.
•
Nonaccrual loans were $1.7 million at June 30, 2023, compared to $211 thousand at December 31, 2022. Nonaccrual loans at June 30, 2023 included $0.7 million of loans that were guaranteed by the U.S. government or its agencies.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2023 throughout the analysis sections of this report on Form 10-Q.

Critical Accounting Estimates

The Company's significant accounting policies conform with generally accepted accounting Principles ("GAAP") and are described in Note 1 - Summary of Significant Accounting Policies of the Notes to Financial Statements section in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgement and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The more significant areas in which management of the Company applies critical assumptions and estimates include the following:

The Company adopted the CECL requirements of ASC 326 on January 1, 2023. The Company adopted the provisions of ASC 326 using the modified retrospective transition approach, and recorded a net decrease of $1.6 million to the beginning balance of retained earnings as of January 1, 2023, for the cumulative effect adjustment. The Company uses the WARM method as the basis for the estimation of expected credit losses under CECL. The calculation of the ACL is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for a required ACL and are not included in the collective evaluation. Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the Company determines that foreclosure is probable, the fair value of the collateral securing the loan, less estimated selling costs.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the ACL in future periods. A discussion of facts and circumstances considered by management in determining the ACL is included in Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans Held for Investment in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 1 - Summary of Significant Accounting Policies in Item 1 - Financial Statements in this Form 10-Q.

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)

Net income	$2,121	$2,635	$4,585	$6,595
Basic earnings per share	$0.24	$0.30	$0.52	$0.76
Diluted earnings per share	$0.24	$0.30	$0.51	$0.74
Net interest margin	3.99%	4.01%	4.12%	3.93%
Return on average assets	0.77%	0.93%	0.85%	1.16%
Return on average stockholders' equity	7.47%	9.92%	8.15%	12.67%

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest and dividend income	$14,715	$11,706	$3,009	$28,300	$23,206	$5,094
Interest expense	3,998	696	3,302	6,553	1,460	5,093
Net interest income	10,717	11,010	(293)	21,747	21,746	1
Provision (credit) for loan losses	12	252	(240)	(710)	(32)	(678)
Net interest income after provision (credit) for loan losses	10,705	10,758	(53)	22,457	21,778	679
Non-interest income	1,146	1,051	95	1,908	2,342	(434)
Non-interest expenses	8,854	8,112	742	17,688	15,083	2,605
Income before provision for income taxes	2,997	3,697	(700)	6,677	9,037	(2,360)
Provision for income taxes	876	1,062	(186)	2,092	2,442	(350)
Net income	$2,121	$2,635	$(514)	$4,585	$6,595	$(2,010)
Earnings per share - basic	$0.24	$0.30	$(0.06)	$0.52	$0.76	$(0.24)
Earnings per share - diluted	$0.24	$0.30	$(0.06)	$0.51	$0.74	$(0.23)

Interest Rates and Differentials

The following table illustrates average yields on interest earning assets and average rates on interest bearing liabilities for the periods indicated:

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$100,860	$1,226	4.88%	$149,710	$302	0.81%
Investment securities	25,002	328	5.26%	45,243	275	2.44%
Loans (1)	952,694	13,161	5.54%	907,088	11,129	4.92%
Total interest-earning assets	1,078,556	14,715	5.47%	1,102,041	11,706	4.26%
Nonearning Assets
Cash and due from banks	2,021			2,193
Allowance for loan losses	(12,015)			(10,765)
Other assets	36,747			37,435
Total Assets	$1,105,309			$1,130,904
Interest-Bearing Liabilities
Interest-bearing demand deposits	398,061	1,826	1.84%	495,821	273	0.22%
Savings deposits	19,476	12	0.25%	25,402	16	0.25%
Time deposits	262,182	1,913	2.93%	164,687	211	0.51%
Total interest-bearing deposits	679,719	3,751	2.21%	685,910	500	0.29%
Other borrowings	93,571	247	1.06%	90,000	196	0.87%
Total interest-bearing liabilities	773,290	3,998	2.07%	775,910	696	0.36%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	201,536			232,849
Other liabilities	16,626			15,646
Stockholders' equity	113,857			106,499
Total Liabilities and Stockholders' Equity	$1,105,309			$1,130,904
Net interest income and margin (3)		$10,717	3.99%		$11,010	4.01%
Net interest spread (4)			3.40%			3.90%
Total cost of funds (including the effect of non-interest bearing demand deposits) (5)			1.65%			0.28%

(1)
Includes nonaccrual loans and loans held for sale, and is net of deferred fees, related direct costs, premiums, and discounts, but excludes the ACL. Interest income includes net accretion/(amortization) of deferred fees, costs, premiums, and discounts of $118 thousand and $221 thousand for the three months ended June 30, 2023 and 2022, respectively.

(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.
(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)
Total cost of funds (including the effect of noninterest-bearing demand deposits) is calculated by dividing total interest expense by the sum of total interest-bearing liabilities and noninterest-bearing demand deposits.

The following table illustrates average yields on interest earning assets and average rates on interest bearing liabilities for the periods indicated:

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Cost(2)	Average Balance	Interest	Average Yield/Cost(2)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$87,096	$2,021	4.68%	$177,607	$411	0.47%
Investment securities	26,102	629	4.86%	36,121	472	2.64%
Loans (1)	952,444	25,650	5.43%	900,849	22,323	5.00%
Total interest-earning assets	1,065,642	28,300	5.36%	1,114,577	23,206	4.20%
Nonearning Assets
Cash and due from banks	1,998			2,177
Allowance for loan losses	(12,246)			(10,691)
Other assets	37,727			38,282
Total Assets	$1,093,121			$1,144,345
Interest-Bearing Liabilities
Interest-bearing demand deposits	407,807	3,123	1.54%	507,572	592	0.24%
Savings deposits	21,343	25	0.24%	24,670	33	0.27%
Time deposits	231,698	2,880	2.51%	170,038	445	0.53%
Total interest-bearing deposits	660,848	6,028	1.84%	702,280	1,070	0.31%
Other borrowings	94,945	525	1.12%	90,000	390	0.87%
Total interest-bearing liabilities	755,793	6,553	1.75%	792,280	1,460	0.37%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	206,709			230,428
Other liabilities	17,193			16,638
Stockholders' equity	113,426			104,999
Total Liabilities and Stockholders' Equity	$1,093,121			$1,144,345
Net interest income and margin (3)		$21,747	4.12%		$21,746	3.93%
Net interest spread (4)			3.61%			3.83%
Total cost of funds (including the effect of non-interest bearing demand deposits) (5)			1.37%			0.29%

(1)
Includes nonaccrual loans and loans held for sale, and is net of deferred fees, related direct costs, premiums, and discounts, but excludes the ACL. Interest income includes net accretion/(amortization) of deferred fees, costs, premiums, and discounts of $246 thousand and $672 thousand for the six months ended June 30, 2023 and 2022, respectively.

(2)	Annualized.
(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.
(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
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

	Three Months Ended June 30, 2023 versus 2022			Six Months Ended June 30, 2023 versus 2022
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$(99)	$1,023	$924	$(211)	$1,821	$1,610
Investment securities	(123)	176	53	(131)	288	157
Loans, net	559	1,473	2,032	1,286	2,041	3,327
Total interest income	337	2,672	3,009	944	4,150	5,094

Interest expense:
Interest-bearing demand deposits	(54)	1,607	1,553	(118)	2,650	2,532
Savings deposits	(4)	—	(4)	(5)	(3)	(8)
Time deposits	124	1,578	1,702	162	2,272	2,434
Other borrowings	8	43	51	20	115	135
Total interest expense	74	3,228	3,302	59	5,034	5,093
Net increase	$263	$(556)	$(293)	$885	$(884)	$1

(1)	Changes due to both volume and rate have been allocated proportionately between changes in volume and rate.

Comparison of interest income, interest expense, and net interest margin

The Company’s primary source of revenue is interest income. Interest income for the three and six months ended June 30, 2023 was $14.7 million and $28.3 million, respectively, compared to $11.7 million and $23.2 million for three and six months ended June 30, 2022, respectively. Total interest income in the three and six months ended June 30, 2023 was positively impacted by an increase in the rates earned on the average outstanding balances of interest-earning assets, as well as an increase in the average outstanding balance of total loans. The average rate earned on loans during the three and six months ended June 30, 2023, was 5.54% and 5.43%, respectively, compared to 4.92% and 5.00% for the three and six months ended June 30, 2022, respectively. This increase in the rates earned on loans resulted from increased loan rates on new originations, loan prepayment revenue, and the impact of higher market rates. Interest income was also positively impacted by increases of 4.07% and 4.21% in the yield received on federal funds sold and interest earning deposits for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. The annualized yield on interest-earning assets for the second quarter of 2023 was 5.47% compared to 4.26% for the second quarter of 2022. The annualized yield on interest-earning assets for the six months ended June 30, 2023 was 5.36% compared to 4.20% for the six months ended June 30, 2022. These increases were attributable to higher rates earned for overnight deposits and money market deposits due to increases in the federal funds rate.

Interest expense for the second quarter and year-to-date periods ending June 30, 2023 was $4.0 million and $6.6 million, respectively. These amounts represented increases of $3.3 million and $5.1 million, respectively, when compared to the comparable periods in 2022. The increase in interest expense compared to the prior year periods was primarily due to an increase in the rates paid on deposit accounts. For the three and six months ended June 30, 2023, the cost of interest bearing deposits was 2.21% and 1.84%, respectively, compared to 0.29% and 0.31% during the comparable periods in prior years. Including the impact of non-interest bearing deposits, the total cost of funds was 1.65% for the second quarter of 2023 compared to 0.28% for the second quarter of 2022. Year-to-date total cost of deposits for the six months ended June 30, 2023 was 1.37% compared to 0.29% for the six months ended June 30, 2022. These increases reflect competitive pricing pressures and the Company’s decision to increase wholesale funding in response to the current operating environment.

The cost of other borrowings was 1.06% and 0.87% for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the cost of other borrowings was 1.12% and 0.87%, respectively. The increased cost of other borrowings was the result of new overnight advances from FHLB and an advance on the Company’s line of credit to support the Company's liquidity during the first quarter of 2023. These amounts were repaid during the second quarter of 2023.

The total cost of funds for the quarter and year to date periods ended June 30, 2023, were 2.07% and 1.75%, respectively. The total cost of funds for the quarter and year to date periods ended June 30, 2022, were 0.36% and 0.37%, respectively.

The net impact of the changes in yields on interest earning assets and the rates paid on interest-bearing liabilities was a decrease in the net interest margin for the three months ended June 30, 2023, to 3.99% compared to 4.01% for the three months ended June 30, 2022. The net impact of the changes in yields on interest earning assets and the rates paid on interest bearing liabilities was an increase in the net interest margin for the six months ended June 30, 2023, to 4.12% compared to 3.93% for the six months ended June 30, 2022.

Provision for credit losses

For the three months ended June 30, 2023 and 2022, the Company recorded a provision for credit losses of $12 thousand and $252 thousand, respectively. The provision for credit losses consisted of a provision (credit) for credit losses on loans of $(15) thousand and a provision for credit losses for off-balance sheet commitments of $27 thousand. For the three months ended June 30, 2023, net loan recoveries were $98 thousand compared with net recoveries of $67 thousand for the three months ended June 30, 2022.

For the six months ended June 30, 2023 and 2022, the Company recorded a provision (credit) for credit losses of $(710) thousand and $(32) thousand, respectively. The provision for credit losses consisted of a provision (credit) for loan losses of $(622) thousand and a provision for credit losses for off-balance sheet commitments of $(88) thousand. For the six months ended June 30, 2023, net loan recoveries were $194 thousand compared with net recoveries of $494 thousand for the six months ended June 30, 2022.

The percentage of net nonaccrual loans (net of balances that are guaranteed by the U.S. government or its agencies) to the total loan portfolio was 0.10% as of June 30, 2023, compared to 0.02% at December 31, 2022. The ACL compared to net nonaccrual loans was 1,247% as of June 30, 2023, compared to 5,102% as of December 31, 2022. Total past due loans increased to $4.3 million as of June 30, 2023, from $2.9 million as of December 31, 2022.

Non-Interest Income

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)
Other loan fees	$286	$377	$(91)	$455	$623	$(168)
Gains from loan sales, net	56	136	(80)	86	196	(110)
Document processing fees	102	122	(20)	180	223	(43)
Service charges	167	93	74	321	181	140
Other	535	323	212	866	1,119	(253)
Total non-interest income	$1,146	$1,051	$95	$1,908	$2,342	$(434)

Total non-interest income increased by $95 thousand for the three months ended June 30, 2023, compared to the same period in 2022. The increase in other income for the period was primarily the result of a $255 thousand gain on the sale of other assets acquired through foreclosure during the period compared to a gain of $93 thousand for the same period in the prior year, which is included in other non-interest income in the table above. This increase was partially offset by decreases in other loan fees and gains from loan sales, net. Other loan fees decreased for the three months ended June 30, 2023, due to lower fee income related to the origination of Farmer Mac loans. The decrease in gains from loan sales between the periods was a result of lower volume of loans sold compared to the same period in the prior year.

Total non-interest income for the six months ended June 30, 2023, was $1.9 million, a decrease of $0.4 million compared to $2.3 million for the six months ended June 30, 2022. The decrease was primarily due to the recognition of $0.5 million of proceeds from a bank owned life insurance policy during the prior year period, as well as lower origination fee income from Farmer Mac loans and lower loan sale gains due to lower loan sale volume during the six months ended June 30, 2023.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)
Salaries and employee benefits	$5,302	$4,981	$321	$10,750	$9,919	$831
Occupancy, net	1,135	1,021	114	2,233	2,018	215
Professional services	851	635	216	1,770	1,034	736
Data processing	377	307	70	726	617	109
Depreciation	183	179	4	363	362	1
FDIC assessment	276	164	112	458	335	123
Advertising and marketing	282	233	49	492	491	1
Other	448	592	(144)	896	307	589
Total non-interest expenses	$8,854	$8,112	$742	$17,688	$15,083	$2,605

Total non-interest expenses increased by $0.7 million in the three months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in non-interest expenses for the periods presented is primarily due to increases in salaries and employee benefits, professional services, and occupancy costs. Salaries and employee benefits increased in the three months ended June 30, 2023, due to increased pressure on wages and benefits as a result of increased inflation and low unemployment. Occupancy costs and professional services also increased during the three month periods ended June 30, 2023, due to increased costs associated with contracted services and expenses related to the Company's strategic outsourcing of many of its information technology department services and functions.

During the first six months of 2023, total non-interest expenses increased by $2.6 million to $17.7 million for the six months ended June 30, 2023, compared to $15.1 million for the six months ended June 30, 2022. The increase over the six-month period in the prior year was due to a $831 thousand increase in salaries and benefits due to merit increases and wage competition as well as an increase in stock based compensation expense. During the first six months of 2023, there was also a $736 thousand increase in professional services expenses due to increased accounting and consulting costs related to testing the effectiveness of the Company’s internal control structure and procedures for financial reporting as required for institutions over $1 billion in total asset and to support strategic and technology initiatives. The increase in other expenses is primarily related to $992,000 collection and legal expense recovery in the first six months of 2022 and an $87,000 net increase in costs for dues and subscriptions partially offset by $476,000 less in OFA and OREO expense.

Income Taxes

Income tax provision for the three and six months ended June 30, 2023, was $0.9 million and $2.1 million, respectively, compared to $1.1 million and $2.4 million in the same periods during 2022. The combined state and federal effective income tax rates for the three months ended June 30, 2023 and 2022, were 29.2% and 28.7%, respectively, and for the six months ended June 30, 2023 and 2022, were 31.3% and 27.0%, respectively. The lower effective tax rate for the year-to-date period in 2022 was the result of the fact that the income recorded from the proceeds from a bank owned life insurance policy in the first quarter of 2022 was non-taxable to the Company.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $5.6 million and $5.1 million at June 30, 2023, and December 31, 2022, respectively, are reported in other assets in the consolidated balance sheets.

Accounting standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized. There was no valuation allowance on deferred tax assets at June 30, 2023, or December 31, 2022.

The Company is subject to the provisions of ASC 740 - "Income Taxes" ("ASC 740"). ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at June 30, 2023, and December 31, 2022.

BALANCE SHEET ANALYSIS

Total assets increased $39.9 million to $1.13 billion at June 30, 2023, from $1.09 billion at December 31, 2022. The increase in total assets was mainly due to an increase of $65.9 million in cash and cash equivalents that resulted from an increase in total deposits and proceeds from the maturities of securities. The increase in cash and cash equivalents was part of management's plans during the first half of 2023 to solidify the Company's on-balance sheet liquidity position.

Total liabilities increased $38.6 million to $1.02 billion at June 30, 2023, from $978.9 million at December 31, 2022, mostly due to an increase in deposits of $36.6 million. The majority of the increase in total deposits was the result of increases in the balances of interest-bearing deposits of $32.4 million to $460.6 million at June 30, 2023. Certificate of deposit account balances also increased by $30.0 million to $237.0 million. The increase in interest-bearing and certificate of deposit accounts was primarily due to an increase in wholesale funding accounts obtained by the Company. These increases in interest-bearing deposits were partially offset by a decrease in noninterest-bearing demand deposits of $20.9 million.

Total stockholders’ equity increased $1.3 million to $113.9 million at June 30, 2023, from $112.7 million at December 31, 2022. The $4.6 million increase in retained earnings from net income was partially offset by the $1.6 million charge to retained earnings from the adoption of ASC 326, a $1.4 million decrease as a result of dividends paid on common stock, and a decrease in the fair value of available for sale securities, net of tax, of $909 million during the six months ended June 30, 2023. Book value per common share was $12.88 at June 30, 2023, compared to $12.80 at December 31, 2022.

Selected Balance Sheet Accounts

	June 30, 2023	December 31, 2022	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$130,555	$64,690	$65,865	101.8%
Investment securities available-for-sale	14,766	26,688	(11,922)	(44.7)%
Investment securities held-to-maturity	2,188	2,557	(369)	(14.4)%
Loans held for sale	19,126	21,033	(1,907)	(9.1)%
Loans held for investment, net	924,976	923,544	1,432	0.2%
Total assets	1,131,430	1,091,502	39,928	3.7%
Total deposits	911,724	875,084	36,640	4.2%
FHLB advances and other borrowings	90,000	90,000	—	0.0%
Total stockholder's equity	113,941	112,650	1,291	1.1%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	June 30, 2023	December 31, 2022
	(in thousands)
Manufactured housing	$321,127	$315,825
Commercial real estate	559,677	545,317
Commercial	41,696	59,070
SBA	1,800	3,482
HELOC	2,556	2,613
Single family real estate	10,555	8,709
Consumer	614	107
Gross loans held for investment	938,025	935,123
Deferred costs, net	(875)	(787)
Discount on SBA loans	(26)	(27)
Loans held for investment	937,124	934,309
Allowance for credit losses	(12,148)	(10,765)
Loans held for investment, net	$924,976	$923,544

The Company had $19.1 million and $21.0 million of loans held for sale at June 30, 2023, and December 31, 2022, respectively. Loans held for sale at June 30, 2023, consisted of $4.8 million of SBA loans and $14.4 million of commercial agriculture FSA guaranteed loans. Loans held for sale at December 31, 2022, consisted of $5.2 million in SBA loans and $15.9 million of commercial agriculture FSA guaranteed loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices on the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company originates manufactured housing, commercial, SBA, construction, real estate, and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of June 30, 2023, and December 31, 2022, manufactured housing loans comprised 34.2% and 33.8%, respectively, of gross loans held for investment. As of June 30, 2023, and December 31, 2022, commercial real estate loans accounted for approximately 59.7% and 58.3% of gross loans held for investment, respectively. Approximately 27.7% and 24.5% of these commercial real estate loans were owner-occupied at June 30, 2023 and December 31, 2022, respectively. Substantially all of these loans are secured by first liens with average loan to value ratios at origination of 49.9% and 50.4% at June 30, 2023 and December 31, 2022, respectively. The Company was within internally established concentration policy limits at June 30, 2023, and December 31, 2022.

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

	June 30, 2023	December 31, 2022
	(in thousands)
Nonaccrual loans (net of government guaranteed portions of $735 thousand and $0, respectively)	$974	$211
Nonaccrual loans (net of government guaranteed portions) to gross loans	0.10%	0.02%
Net charge-offs (recoveries) (annualized) to average loans	(0.04)%	(0.06)%
Allowance for credit losses to nonaccrual loans (net of government guaranteed portion)	1,247%	5,102%
Allowance for credit losses to gross loans	1.30%	1.15%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Loans 30 through 89 days past due	$3,080	$2,880
Loans 90 days or more past due	1,234	—
Total past due loans	$4,314	$2,880

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

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of June 30, 2023:

	Manufactured Homes	Single Family Residence	Land	Machinery & Equipment	Total
	(in thousands)
Manufactured housing	$1,141	$—	$—	$—	$1,141
Commercial	—	—	82	1,205	1,287
Single family real estate	—	144	—	—	144
Total	$1,141	$144	$82	$1,205	$2,572

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

The following schedule summarizes impaired loans and specific reserves by loan class as of the periods indicated:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$2,918	$209	$67	$41	$—	$208	$—	$3,443
Impaired loans with no allowance recorded	1,166	—	1,297	—	—	151	—	2,614
Total loans individually evaluated for impairment	4,084	209	1,364	41	—	359	—	6,057

Related allowance for impaired loans	157	18	—	1	—	8	—	184
Total impaired loans, net	$3,927	$191	$1,364	$40	$—	$351	$—	$5,873

The following table summarizes nonaccrual loans by loan segment:

	At June 30, 2023			At December 31, 2022
	Nonaccrual Balance	% of Total Nonaccrual	% of Total Loans	Nonaccrual Balance	% of Total Nonaccrual	% of Total Loans
	(dollars in thousands)
Manufactured housing	$748	43.77%	0.08%	$61	28.91%	0.01%
Commercial	817	47.81%	0.09%	—	0.00%	0.00%
Single family real estate	144	8.42%	0.02%	150	71.09%	0.01%
Total nonaccrual loans	$1,709	100.00%	0.19%	$211	100.00%	0.02%

Nonaccrual loans increased $1.5 million from $0.2 million at December 31, 2022 to $1.7 million at June 30, 2023. Included in nonaccrual loans at June 30, 2023, were $735 thousand of commercial loans that were guaranteed by an agency of the U.S. Government. CWB or the SBA repurchases the guaranteed portion of SBA loans from investors when those loans become past due 120 days. After the foreclosure and collection process is complete, the SBA reimburses CWB for this principal balance. Therefore, although these balances do not earn interest during this period, they generally do not result in a loss of principal to CWB.

Allowance For Credit Losses

The Company adopted CECL on January 1, 2023. The Company uses the WARM method as the basis for the estimation of expected credit losses under CECL. The WARM method utilizes a historical average annual charge-off rate containing loan loss content over a historical lookback period that is used as a foundation for estimating credit losses for the remaining outstanding balances of loans in a segment at a particular consolidated balance sheet date. The calculation of the ACL is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for a required allowance for credit loss and are not included in the collective evaluation, as discussed above.

During the three months ended June 30, 2023, the allowance for credit losses increased by $83 thousand to $12.1 million. This increase in the required ACL during the quarter was primarily due to a $107 thousand increase in qualitative factors. During the quarter, the Company increased the weighting of the qualitative factor related to substandard loans in the overall evaluation of total qualitative factors because of the positive correlation between the level of substandard assets and the amount of anticipated loan losses. This increase was partially offset by a decrease of $27 thousand in the ACL due to an improvement in historical loss factors on which management's methodology is based.

During the six months ended June 30, 2023, the allowance for credit losses on loans increased by $1.4 million from $10.8 million at December 31, 2022. When the Company adopted the provisions of ASC 326 on January 1, 2023, it recorded the required $1.8 million increase directly to retained earnings (net of tax). During the first six months of 2023, the Company recorded a provision (credit) for loan losses for loans of $(622) thousand. This decrease in allowance for credit losses during the six months ended June 30, 2023 (after the adjustment for the adoption of ASC 326) was primarily due to a reduction in the qualitative factor related to the percentage of the state of California that was experiencing a drought. In addition, the allowance for credit losses also declined due to a reduction in the portion of the allowance derived from historical losses. Offsetting these decreases was an increase in the qualitative factor related to substandard loans, discussed above.

The following table summarizes the activity in the ACL by loan type. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for credit losses:	(in thousands)
Balance at beginning of period	$12,065	$10,547	$10,765	$10,404
Impact of adoption of ASC 326	—	—	1,811	—
Provision (credit) for loan losses:
Manufactured housing	30	190	(97)	1,335
Commercial real estate	59	53	(154)	(649)
Commercial	(57)	11	(326)	(499)
SBA	(61)	(10)	(66)	(241)
HELOC	(1)	(2)	(3)	13
Single family real estate	16	10	25	10
Consumer	(1)	—	(1)	(1)
Total provision (credit) for loan losses	(15)	252	(622)	(32)
Recoveries of loans previously charged-off:
Manufactured housing	7	28	66	35
Commercial real estate	20	21	39	40
Commercial	10	3	24	170
SBA	61	11	65	242
HELOC	—	4	—	6
Single family real estate	—	—	—	—
Consumer	—	—	—	1
Total recoveries	98	67	194	494
Loans charged-off:
Manufactured housing	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
SBA	—	—	—	—
HELOC	—	—	—	—
Single family real estate	—	—	—	—
Consumer	—	—	—	—
Total charged-off	—	—	—	—
Net charge-offs (recoveries)	(98)	(67)	(194)	(494)
Balance at end of period	$12,148	$10,866	$12,148	$10,866

Investment Securities

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and to manage liquidity, capital, and interest rate risk.

The carrying value of investment securities was as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Securities available for sale (at fair value)
U.S. government agency notes	$3,642	$4,107
U.S. government agency CMO	4,083	4,296
U.S. Treasury securities	—	9,970
Corporate debt securities	7,041	8,315
Total securities available for sale	14,766	26,688

Securities held to maturity (at amortized cost): US government agency MBS	2,188	2,557
Equity securities (at fair value): Farmer Mac class A stock	287	225
Total investment securities	$17,241	$29,470

We did not record credit impairment for any investment securities for the three or six months ended June 30, 2023.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$2,250	$2,389	$2,250	$2,518
Additions	65	—	65	—
Proceeds from dispositions	(2,505)	(232)	(2,505)	(372)
Gain on sales, net	255	93	255	104
Balance, end of period	$65	$2,250	$65	$2,250

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell. Costs relating to development or improvement of the assets are capitalized to the extent that they are deemed to be recoverable and increase the value of the property; otherwise, those costs are expensed. Costs related to holding the assets are charged to expense. The Company did not have any valuation allowances against foreclosed assets as of June 30, 2023 or December 31, 2022.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	June 30, 2023	December 31, 2022	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Noninterest-bearing demand deposits	$195,612	$216,494	$(20,882)	(9.6)%
Interest-bearing demand deposits	460,597	428,173	32,424	7.6%
Savings	18,548	23,490	(4,942)	(21.0)%
Certificates of deposit ($250,000 or more)	10,328	6,693	3,635	54.3%
Other certificates of deposit	226,639	200,234	26,405	13.2%
Total deposits	$911,724	$875,084	$36,640	4.2%

Deposits are the primary source of funding the Company’s asset growth. Total deposits increased 4.2% to $911.7 million at June 30, 2023, from $875.1 million at December 31, 2022. Noninterest-bearing demand deposits were $195.6 million at June 30, 2023, a $20.9 million decrease compared to $216.5 million at December 31, 2022. Interest-bearing demand deposits increased $32.4 million to $460.6 million at June 30, 2023, compared to $428.2 million at December 31, 2022. Certificates of deposit, which include brokered deposits, increased $30.0 million to $237.0 million at June 30, 2023, compared to $206.9 million at December 31, 2022. Total brokered deposits increased by $75.0 million to $205.6 million at June 30, 2023.

The Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep ("ICS"). CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits. At June 30, 2023 and December 31, 2022, the Company had $177.8 million and $120.3 million, respectively, of CDARS and ICS deposits.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. CWB's available liquidity is represented by cash and amounts due from banks and non-pledged marketable securities. CWB manages its liquidity risk through operating, investing, and financing activities. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. In order to ensure funds are available, when necessary, on at least a quarterly basis CWB projects the amount of funds that will be required.

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost-effective manner. CWB’s liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. The Bank has asset/liability committees (“ALCO”) at the Board and Bank management level to review asset/liability management and liquidity issues.

The Company, through CWB, has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities. Total fixed rate FHLB advances were $90.0 million at June 30, 2023, and December 31, 2022. The Company also had $43.4 million of letters of credit with FHLB at June 30, 2023 to secure public funds. At June 30, 2023, CWB had pledged to the FHLB $9.8 million of securities and $360.2 million of loans. At June 30, 2023, based on the amounts of loans and securities pledged, CWB had $77.4 million available for additional borrowing. At December 31, 2022, CWB had pledged to the FHLB securities with a carrying value of $21.1 million and $232.6 million of loans.

CWB has established a credit line with the FRB. There were no outstanding FRB advances as of June 30, 2023, and December 31, 2022. At June 30, 2023 and December 31, 2022, there were $286.6 million and $248.6 million of loans pledged to the FRB, respectively. CWB had $94.7 million and $78.9 million in borrowing capacity as of June 30, 2023, and December 31, 2022, respectively.

CWBC has a $10.0 million revolving line of credit which matures on September 2, 2023, unless renewed. During the first quarter of 2023, the Company advanced $10.0 million from the line of credit which was subsequently repaid during the second quarter of 2023. The Company must maintain a compensating deposit account with the lender of $1 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to one, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3.0%. The Company was in compliance with all of the required debt covenants at June 30, 2023.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $5.0 million. There were no borrowings outstanding under these agreements as of June 30, 2023, and December 31, 2022.

The Company continues to face strong competition for core deposits. The liquidity ratio of the Company was 14.5% and 10.4% at June 30, 2023, and December 31, 2022, respectively. The Company’s liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available-for-sale investments, and loans held for sale, divided by total assets.

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources for its liquidity. CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends, and interest payments on the other borrowings. CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB and has the capability to issue equity and debt securities. Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior approval. During the three and six months ended June 30, 2023, CWBC declared and paid dividends of $0.7 million and $1.4 million, respectively. On July 28, 2023, the Company's Board of Directors declared a $0.08 per share dividend payable on August 31, 2023, to stockholders of record on August 12, 2023. The Company anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payments of such dividends will continue or that they will not be reduced.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations excluding interest:

	At June 30, 2023
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Time deposits	$166,647	$70,320	$236,967
FHLB advances and other borrowings	-	90,000	90,000
Operating lease obligations	1,020	4,377	5,397
Total	$167,667	$164,697	$332,364

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

	At June 30, 2023
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Loan commitments to extend credit	$63,790	$37,604	$101,394
Standby letters of credit	—	—	—
Total	$63,790	$37,604	$101,394

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company. Capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 60,000,000 total shares of common stock, of which 8,849,112 have been issued at June 30, 2023. Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of June 30, 2023 and December 31, 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
June 30, 2023
CWB's actual regulatory ratios	13.09%	11.91%	11.91%	10.38%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

December 31, 2022
CWB's actual regulatory ratios	12.56%	11.44%	11.44%	10.34%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

There are no conditions or events since June 30, 2023 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

For a detailed discussion of the regulatory scheme governing the Company and CWB, please see the discussion in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation – Supervision and Regulation."

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended June 30, 2023, and determined that there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: August 14, 2023	BY:	/s/ Richard Pimentel
Richard Pimentel
Executive Vice President and Chief Financial Officer

On Behalf of Registrant and as a Duly Authorized Officer and as Principal Financial and Accounting Officer