Form 10-Q
period 2023-09-30
COMMUNITY WEST BANCSHARES /
filed 2023-11-13
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares of common stock, no par value, of the registrant issued and outstanding as of November 8, 2023: 8,850,312.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3
Consolidated Income Statements for the three and nine months ended September 30, 2023 and 2022 (unaudited)	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (unaudited)	5
Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read in conjunction with Community West Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	52
Item 4 – Controls and Procedures	53

Part II. Other Information
Item 1 – Legal Proceedings	54
Item 1A – Risk Factors	54
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3 – Defaults Upon Senior Securities	54
Item 4 – Mine Safety Disclosures	54
Item 5 – Other Information	54
Item 6 – Exhibits	55

Signatures	56

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,855	$1,379
Interest-earning demand deposits in other financial institutions	138,764	63,311
Cash and cash equivalents	140,619	64,690
Investment securities - available-for-sale, at fair value, net of allowance for credit losses of $103 at September 30, 2023 and $0 at December 31, 2022; amortized cost of $16,924 at September 30, 2023 and $27,790 at December 31, 2022	15,124	26,688
Investment securities - held-to-maturity, at amortized cost; fair value of $1,987 at September 30, 2023 and $2,423 at December 31, 2022	2,158	2,557
Investment securities - measured at fair value; amortized cost of $66 at September 30, 2023 and December 31, 2022	309	225
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	4,865	4,533
Loans held for sale, at lower of cost or fair value	18,435	21,033
Loans held for investment	934,247	934,309
Allowance for credit losses(1)	(12,135)	(10,765)
Total loans held for investment, net	922,112	923,544
Other assets acquired through foreclosure, net	1,511	2,250
Premises and equipment, net	5,891	6,104
Other assets	29,275	39,878
Total assets	$1,140,299	$1,091,502
Liabilities:
Deposits:
Noninterest-bearing demand	$190,817	$216,494
Interest-bearing demand	456,808	428,173
Savings	16,905	23,490
Certificates of deposit ($250,000 or more)	14,911	6,693
Other certificates of deposit	236,652	200,234
Total deposits	916,093	875,084
Federal Home Loan Bank advances and other borrowings	90,000	90,000
Other liabilities	18,144	13,768
Total liabilities	1,024,237	978,852

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,850,312 shares issued and outstanding at September 30, 2023 and 8,798,412 at December 31, 2022	46,381	45,694
Retained earnings	70,872	67,727
Accumulated other comprehensive loss, net	(1,191)	(771)
Total stockholders’ equity	116,062	112,650
Total liabilities and stockholders’ equity	$1,140,299	$1,091,502

(1) On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification Topic 326. The allowance in 2023 is reported using the current expected credit loss (“CECL”) method. Periods prior to adoption are reported in accordance with previous GAAP using the incurred loss method.

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:	(in thousands, except per share amounts)
Loans, including fees	$13,331	$11,867	$38,981	$34,190
Investment securities and other	1,222	787	3,872	1,670
Total interest and dividend income	14,553	12,654	42,853	35,860
Interest expense:
Deposits	3,830	528	9,858	1,598
FHLB advances and other borrowings	204	203	729	593
Total interest expense	4,034	731	10,587	2,191
Net interest income	10,519	11,923	32,266	33,669
Provision (credit) for credit losses	43	298	(667)	266
Net interest income after provision (credit) for credit losses	10,476	11,625	32,933	33,403
Non-interest income:
Other loan fees	248	292	703	915
Gains from loan sales, net	24	49	110	245
Document processing fees	88	114	268	337
Service charges	149	114	470	295
Other	572	303	1,438	1,422
Total non-interest income	1,081	872	2,989	3,214
Non-interest expenses:
Salaries and employee benefits	5,114	4,823	15,864	14,784
Occupancy, net	1,093	1,046	3,326	3,064
Professional services	672	653	2,442	1,687
Data processing	349	302	1,075	919
Depreciation	180	173	543	535
FDIC assessment	331	131	789	466
Advertising and marketing	179	196	671	687
Other	445	286	1,341	551
Total non-interest expenses	8,363	7,610	26,051	22,693
Income before provision for income taxes	3,194	4,887	9,871	13,924
Provision for income taxes	942	1,409	3,034	3,851
Net income	$2,252	$3,478	$6,837	$10,073
Earnings per share:
Basic	$0.25	$0.40	$0.77	$1.16
Diluted	$0.25	$0.39	$0.76	$1.13
Weighted average number of common shares outstanding:
Basic	8,850	8,748	8,835	8,709
Diluted	8,981	8,915	8,968	8,883
Dividends declared per common share	$0.080	$0.075	$0.240	$0.220

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$2,252	$3,478	$6,837	$10,073
Other comprehensive income (loss), net:
Unrealized gain (loss) on securities available-for-sale (“AFS”), net (tax effect of ($206), $121, $175 and $226 for each respective period presented)	489	(307)	(420)	(846)
Net other comprehensive income (loss)	489	(307)	(420)	(846)
Comprehensive income	$2,741	$3,171	$6,417	$9,227

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

Three Months Ended September 30, 2023	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Loss	Earnings	Equity
	(in thousands)
Balance, July 1, 2023	8,849	$46,293	$(1,680)	$69,328	$113,941
Net income	—	—	—	2,252	2,252
Exercise of stock options	3	13	—	—	13
Stock based compensation	—	75	—	—	75
Dividends on common stock	—	—	—	(708)	(708)
Other comprehensive income, net	—	—	489	—	489
Balance, September 30, 2023	8,852	$46,381	$(1,191)	$70,872	$116,062

Three Months Ended September 30, 2022	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Loss	Earnings	Equity
	(in thousands)
Balance, July 1, 2022	8,744	$45,402	$(447)	$62,187	$107,142
Net income	—	—	—	3,478	3,478
Exercise of stock options	11	93	—	—	93
Stock based compensation	—	71	—	—	71
Dividends on common stock	—	—	—	(656)	(656)
Other comprehensive loss, net	—	—	(307)	—	(307)
Balance, September 30, 2022	8,755	$45,566	$(754)	$65,009	$109,821

Nine Months Ended September 30, 2023	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Loss	Earnings	Equity
	(in thousands)
Balance, January 1, 2023	8,798	$45,694	$(771)	$67,727	$112,650
Cumulative effect of change in accounting principle (net of taxes of $659) (1)	—	—	—	(1,573)	(1,573)
Net income	—	—	—	6,837	6,837
Exercise of stock options	54	292	—	—	292
Stock based compensation	—	395	—	—	395
Dividends on common stock	—	—	—	(2,119)	(2,119)
Other comprehensive loss, net	—	—	(420)	—	(420)
Balance, September 30, 2023	8,852	$46,381	$(1,191)	$70,872	$116,062

Nine Months Ended September 30, 2022	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	(Loss) Income	Earnings	Equity
	(in thousands)
Balance, January 1, 2022	8,650	$44,431	$92	$56,852	$101,375
Net income	—	—	—	10,073	10,073
Exercise of stock options	105	920	—	—	920
Stock based compensation	—	215	—	—	215
Dividends on common stock	—	—	—	(1,916)	(1,916)
Other comprehensive loss, net	—	—	(846)	—	(846)
Balance, September 30, 2022	8,755	$45,566	$(754)	$65,009	$109,821

(1) On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification Topic 326. The allowance in 2023 is reported using the current expected credit loss (“CECL”) method. Periods prior to adoption are reported in accordance with previous GAAP using the incurred loss method.

See the accompanying Notes to Unaudited Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$6,837	$10,073
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for credit losses	(667)	266
Depreciation	543	535
Stock based compensation	395	215
Deferred taxes	(906)	124
Net (amortization) accretion of discounts and premiums for investment securities	(33)	(33)
Gains on:
Sale of other assets acquired through foreclosure, net	(236)	(104)
Sale of loans, net	(110)	(245)
Loans originated for sale	(7,620)	(14,701)
Proceeds from sales of loans held for sale	7,717	14,629
Proceeds from principal paydowns on loans held for sale	3,346	1,384
Changes in:
Investment securities measured at fair value	(84)	50
Servicing assets, net	14	45
Other assets	12,329	1,496
Other liabilities	4,045	722
Net cash provided by operating activities	25,570	14,456
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	20,868	1,791
Purchase of available-for-sale securities	(9,964)	(40,360)
Principal pay downs and maturities of held-to-maturity securities	394	217
Purchase of FHLB stock	(332)	(92)
Loan originations and principal collections, net	(2,010)	(54,235)
Purchase of premises and equipment, net	(330)	(291)
Proceeds from sale of other assets acquired through foreclosure, net	2,551	372
Net cash provided by (used in) investing activities	11,177	(92,598)
Cash flows from financing activities:
Net increase (decrease) in deposits	41,009	(97,942)
Proceeds from FHLB advances	20,000	20,000
Repayments of FHLB advances	(20,000)	—
Proceeds from advances from line of credit	10,000	—
Repayments of advances from line of credit	(10,000)	—
Proceeds from exercise of stock options	292	920
Cash dividends paid on common stock	(2,119)	(1,916)
Net cash provided by (used in) financing activities	39,182	(78,938)
Net increase (decrease) in cash and cash equivalents	75,929	(157,080)
Cash and cash equivalents at beginning of period	64,690	208,375
Cash and cash equivalents at end of period	$140,619	$51,295
Supplemental disclosure:
Cash paid during the period for:
Interest	$8,212	$2,204
Income taxes	1,420	3,945
Noncash items:
Transfers from loans to loans held for sale	735	—
Transfers from loans to other assets acquired through foreclosure, net	1,576	—

See the accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2022 and for the three and nine months ended September 30, 2022 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income, comprehensive income, or stockholders’ equity as previously reported.

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

For AFS securities, the Company performs a quarterly qualitative evaluation for securities in an unrealized loss position to determine if the decline in fair value below the security’s amortized cost is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security; (v) the ability of the issuer of the security to make scheduled principal and interest payments; and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in the current period’s earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If the Company intends to sell, or if it is more likely than not that the Company will be required to sell a security in an unrealized loss position before the recovery of its amortized cost basis, the total amount of the unrealized loss is recognized in the current period’s earnings. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income (loss).

A debt security is placed on nonaccrual status at the time any principal or interest payments become greater than 90 days delinquent. Interest accrued but not received when a security is placed on nonaccrual status is reversed against interest income. Accrued interest receivable on available-for-sale securities is excluded from the estimate of the required allowance for credit losses.

Loans Held for Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of their amortized cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to the lower of cost or fair value provision. Loans held for sale are comprised of commercial agriculture loans guaranteed by the USDA Farm Service Agency (“FSA”) and Small Business Association (“SBA”) loans. The Company did not incur any lower of cost or fair value provision expense in the three and nine months ended September 30, 2023 and 2022.

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

Allowance for Credit Losses - Loans (Subsequent to the Adoption of ASC 326 on January 1, 2023)

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326 – “Financial Instruments-Credit Losses”. The allowance for credit losses for loans (“ACL”) is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Company has elected to exclude accrued interest receivable from the amortized cost basis in the estimate of the ACL. The provision for credit losses on loans (which is a component of the provision for credit losses on the consolidated income statements) reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The Company’s methodologies for determining the adequacy of ACL are set forth in a formal policy and take into consideration the need for an ACL for loans evaluated on a collective pool basis which have similar risk characteristics, as well as allowances that are tied to individual loans that do not share risk characteristics and are individually evaluated. The Company increases its ACL by charging the provision for credit losses on its consolidated income statements. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the ACL when management believes the non-collectability of a loan balance is confirmed. Recoveries on previously charged off loans are credited to the ACL.

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

The calculation of the ACL is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not directly reflected in the Company’s historical loan losses and may include adjustments for changes in environmental and economic conditions, such as changes in unemployment rates, changes in Gross Domestic Product, the impact of droughts in the Company’s lending areas, and other relevant factors in near to medium term of time.

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

Commercial: Commercial loans are loans that are secured by business assets including inventory, receivables, machinery, and equipment. Risk associated with commercial loans arises primarily due to the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans, and occasionally upon other borrower assets and guarantor assets. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrower’s ability to collect amounts due from its customers.

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

Modified Loans to Troubled Borrowers

From time to time, the Company will modify certain loans in order to alleviate temporary difficulties in a borrower’s financial condition and/or constraints on a borrower’s ability to repay the loan, and to minimize potential losses to the Company. Such modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and in limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. These loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on these loans on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated fair value of the underlying collateral, less estimated selling costs. In addition, GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. See Note 4 - Loans Held for Investment for additional information concerning modified loans to troubled borrowers.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share amounts)
Net income available to common stockholders	$2,252	$3,478	$6,837	$10,073

Weighted average number of common shares outstanding - basic	8,849,831	8,748,308	8,834,961	8,708,805
Add: Dilutive effects of assumed exercises of stock options	131,403	166,403	133,520	173,934
Weighted average number of common shares outstanding - diluted	8,981,234	8,914,711	8,968,481	8,882,739

Earnings per share:
Basic	$0.25	$0.40	$0.77	$1.16
Diluted	$0.25	$0.39	$0.76	$1.13

Stock options for 113,131 and 96,450 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2023 and 2022, respectively, because they were antidilutive. Stock options for 129,276 and 90,243 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2023 and 2022, respectively, because they were antidilutive.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU replaces the incurred loss impairment model in current GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities to be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. It also applies to off-balance sheet credit exposures. The ASU requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. The provisions of this Update became effective for the Company for all annual and interim periods beginning January 1, 2023.

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:
	September 30, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3,478	$—	$15	$—	$3,493
U.S. government agency collateralized mortgage obligations (“CMO”)	4,196	—	—	(218)	3,978
Corporate debt securities	9,250	(103)	—	(1,494)	7,653
Total	$16,924	$(103)	$15	$(1,712)	$15,124

Securities held-to-maturity
U.S. government agency mortgage-backed securities (“MBS”)	$2,158	—	$2	$(173)	$1,987
Total	$2,158	—	$2	$(173)	$1,987

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities measured at fair value	(in thousands)
Equity securities: Farmer Mac class A stock	$66	$243	$—	$309
Total	$66	$243	$—	$309

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$4,081	$26	$—	$4,107
U.S. government agency CMO	4,475	—	(179)	4,296
U.S. Treasury securities	9,984	—	(14)	9,970
Corporate debt securities	9,250	—	(935)	8,315
Total	$27,790	$26	$(1,128)	$26,688

Securities held-to-maturity
U.S. government agency MBS	$2,557	$3	$(137)	$2,423
Total	$2,557	$3	$(137)	$2,423

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$159	$—	$225
Total	$66	$159	$—	$225

At September 30, 2023 and December 31, 2022, securities with carrying values of $9.5 million and $21.1 million, respectively, were pledged to the Federal Home Loan Bank (“FHLB”) as collateral for current and future advances.

At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The maturity periods and weighted average yields of investment securities available-for-sale and held-to-maturity at the period ends indicated were as follows:

	September 30, 2023
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$482	5.60%	$3,011	6.35%	$3,493	6.25%
U.S. government agency CMO	—	—	—	—	429	3.69%	3,549	5.64%	3,978	5.43%
Corporate debt securities	—	—	—	—	7,653	3.74%	—	—	7,653	3.74%
Total	$—	—	$—	—	$8,564	3.84%	$6,560	5.97%	$15,124	4.76%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$731	3.60%	$1,427	4.28%	$2,158	4.05%
Total	$—	—	$—	—	$731	3.60%	$1,427	4.28%	$2,158	4.05%

	December 31, 2022
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$519	3.59%	$3,588	4.40%	$4,107	4.30%
U.S. government agency CMO	—	—	—	—	—	—	4,296	4.63%	4,296	4.63%
U.S. Treasury securities	9,970	2.06%	—	—	—	—	—	—	9,970	2.06%
Corporate debt securities	—	—	—	—	8,315	3.74%	—	—	8,315	3.74%
Total	$9,970	2.06%	$—	—	$8,834	3.73%	$7,884	4.53%	$26,688	3.34%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%
Total	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities maturities as of the periods presented are as shown below:

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale	(in thousands)
Due in less than one year	$—	$—	$9,984	$9,970
After one year through five years	—	—	—	—
After five years through ten years	10,220	8,564	9,768	8,834
After ten years	6,704	6,560	8,038	7,884
Total	$16,924	$15,124	$27,790	$26,688

Securities held-to-maturity
Due in less than one year	$—	$—	$—	$—
After one year through five years	—	—	—	—
After five years through ten years	731	662	746	705
After ten years	1,427	1,325	1,811	1,718
Total	$2,158	$1,987	$2,557	$2,423

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities.  Changes in interest rates may also impact prepayments.

As of September 30, 2023 and December 31, 2022, securities that are in an unrealized loss position and length of time that individual securities have been in a continuous loss position are summarized as follows:

	September 30, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$(23)	$607	$(195)	$3,371	$(218)	$3,978
Corporate debt securities	—	—	(1,494)	7,653	(1,494)	7,653
Total	$(23)	$607	$(1,689)	$11,024	$(1,712)	$11,631

Securities held-to-maturity
U.S. government agency MBS	$(2)	$134	$(171)	$1,694	$(173)	$1,828
Total	$(2)	$134	$(171)	$1,694	$(173)	$1,828

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMO	$(130)	$3,690	$(49)	$606	$(179)	$4,296
U.S. Treasury securities	(14)	9,970	—	—	(14)	9,970
Corporate debt securities	(764)	6,986	(171)	1,329	(935)	8,315
Total	$(908)	$20,646	$(220)	$1,935	$(1,128)	$22,581

Securities held-to-maturity
U.S. government agency MBS	$(137)	$2,115	$—	$—	$(137)	$2,115
Total	$(137)	$2,115	$—	$—	$(137)	$2,115

As of September 30, 2023 and December 31, 2022, there were 36 and 37 securities, respectively, in an unrealized loss position.

At September 30, 2023 and December 31, 2022, there were no available-for-sale or held-to-maturity securities that were on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. Accrued interest receivable related to available-for-sale and held-to-maturity securities was $124 thousand and $7 thousand, respectively, at September 30, 2023. Accrued interest receivable related to available-for-sale and held-to-maturity securities was $69 thousand and $8 thousand, respectively, at December 31, 2022. Accrued interest receivable is included in other assets on the consolidated balance sheets.

There were no collateral dependent available-for-sale or held-to-maturity securities at September 30, 2023 or December 31, 2022.

The Company reviews individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is deemed credit related or due to other factors such as changes in interest rates and general market conditions. An ACL on available-for-sale investment securities is recorded when the fair value of the investment is below its amortized cost and the decline in fair value has been deemed, through the Company’s qualitative assessment, to be credit-related. Non-credit-related declines in fair value of available-for-sale investment securities, which may be attributed to changes in interest rates and other market related factors, are not recorded through an ACL. Such declines are recorded as an adjustment to accumulated other comprehensive income (loss), net of tax. In the event the Company is required to sell or has the intent to sell an available-for-sale security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period.

During the three and nine months ended September 30, 2023, the Company recorded a provision for credit losses for certain corporate debt securities classified as available-for-sale in the amount of $103 thousand. The need for ACL for these securities was in response to downgrades of the credit ratings of the issuers. The ACL was determined using the discounted cash flow method, using estimated loss rates that were derived from averages for corporate debt securities with similar credit ratings. There were no charge offs of any balances of corporate debt securities. The ending allowance for credit losses for securities at September 30, 2023 was $103 thousand.

The Company did not record an allowance for credit losses for held-to-maturity securities as of September 30, 2023, because the likelihood of non-repayment  was considered to be remote as the issuers of those securities were U.S. Federal government agencies. There was no provision for credit losses recognized related to any held-to-maturity investment securities during the three and nine months ended September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, the Company had approximately $4.7 million and $5.2 million of SBA loans included in loans held for sale, respectively. The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock.  The primary products are supported by guarantees issued from the United States Department of Agriculture (“USDA”), USDA Farm Service Agency (“FSA”), and the USDA Business and Industry loan program. As of September 30, 2023 and December 31, 2022, the Company had $13.7 million and $15.9 million of USDA loans included in loans held for sale, respectively.

The unpaid balance of loan serviced for others as of the periods presented are as shown below:

	September 30, 2023	December 31, 2022
	(in thousands)
SBA	$1,438	$1,926
USDA, FSA, and USDA Business and Industry	—	735
Farmer Mac	159,450	155,522
Total loans serviced for others	$160,888	$158,183
4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Manufactured housing	$325,068	$315,825
Commercial real estate	556,945	545,317
Commercial	38,232	59,070
SBA	1,687	3,482
HELOC	2,556	2,613
Single family real estate	10,615	8,709
Consumer	52	107
Gross loans held for investment	935,155	935,123
Deferred fees, net	(883)	(787)
Discount on SBA loans	(25)	(27)
Loans held for investment	934,247	934,309
Allowance for credit losses	(12,135)	(10,765)
Loans held for investment, net	$922,112	$923,544

The following table presents the contractual aging of the recorded investment in past due held for investment loans by class of loans:
	September 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Manufactured housing	$324,276	$615	$—	$177	$792	$325,068
Commercial real estate:
Commercial real estate	484,172	—	1,576	—	1,576	485,748
SBA 504 1st trust deed	12,335	—	—	—	—	12,335
Land	8,025	—	—	—	—	8,025
Construction	48,887	—	1,950	—	1,950	50,837
Commercial	37,985	—	247	—	247	38,232
SBA	1,613	73	—	1	74	1,687
HELOC	2,556	—	—	—	—	2,556
Single family real estate	10,615	—	—	—	—	10,615
Consumer	52	—	—	—	—	52
Total	$930,516	$688	$3,773	$178	$4,639	$935,155

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Manufactured housing	$315,058	$665	$102	$—	$767	$315,825
Commercial real estate:
Commercial real estate	481,599	1,160	—	—	1,160	482,759
SBA 504 1st trust deed	12,947	—	—	—	—	12,947
Land	11,237	—	—	—	—	11,237
Construction	38,374	—	—	—	—	38,374
Commercial	59,070	—	—	—	—	59,070
SBA	2,529	953	—	—	953	3,482
HELOC	2,613	—	—	—	—	2,613
Single family real estate	8,709	—	—	—	—	8,709
Consumer	107	—	—	—	—	107
Total	$932,243	$2,778	$102	$—	$2,880	$935,123

The following table presents the composition of nonaccrual loans as of September 30, 2023, and December 31, 2022:

	September 30, 2023			December 31, 2022
	With an ACL	Without an ACL	Total Nonaccrual	With an Allowance	Without an Allowance	Total Nonaccrual
	(in thousands)
Manufactured housing	$100	$627	$727	$—	$61	$61
Commercial real estate	—	327	327	—	—	—
Construction	—	1,950	1,950	—	—	—
Commercial	—	50	50	—	—	—
HELOC	—	141	141	—	—	—
Single family real estate	—	—	—	—	150	150
Total	$100	$3,095	$3,195	$—	$211	$211

There were $1 thousand of loans past due by 90 days or more that were not on nonaccrual status at September 30, 2023. There were no loans past due by 90 days or more that were not on nonaccrual status at December 31, 2022.

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent.  Any unpaid but accrued interest is reversed from interest income at that time.  Thereafter, interest income is no longer recognized on the loan.  Interest income may be recognized on impaired loans to the extent they are not past due by 90 days.  Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Foregone interest on nonaccrual loans for the three months ended September 30, 2023 and 2022, was $117 thousand and $9 thousand, respectively.  Foregone interest on nonaccrual loans for the nine months ended September 30, 2023 and 2022, was $296 thousand and $32 thousand, respectively.

Accrued interest receivable related to loans was $5.3 million and $5.1 million at September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable is included in other assets on the consolidated balance sheets.

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

During the three months ended September 30, 2023, the ACL for loans decreased by $13 thousand to $12.1 million. The decline in the ACL was primarily due to a decline in the required allowance for loans evaluated on a collective basis of $140 thousand due to a decrease in net loan balances. This decrease was partially offset by an increase in the ACL for the qualitative factor related to the levels of substandard loans.

During the nine months ended September 30, 2023, the allowance for credit losses on loans increased by $1.4 million from $10.8 million at December 31, 2022. When the Company adopted the provisions of ASC 326 on January 1, 2023, it recorded the required $1.8 million increase directly to retained earnings (net of tax). During the first nine months of 2023, the Company recorded a provision (credit) for credit losses for loans of $(680) thousand.This decrease in allowance for credit losses during the nine months ended September 30, 2023 (after the adjustment for the adoption of ASC 326) was primarily due to a reduction in the qualitative factor related to the percentage of the state of California that was experiencing a drought. In addition, the allowance for credit losses also declined due to a reduction in the portion of the allowance derived from historical losses. Offsetting these decreases was an increase in the qualitative factor related to substandard loans, discussed above.

The following tables summarize the changes in the allowance for credit losses by portfolio type. Prior to the adoption of ASC 326 on January 1, 2023, the allowance for loan losses was determined in accordance with ASC 450 and ASC 310.

	For the Three Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2023	(in thousands)
Beginning balance	$5,519	$5,896	$515	$5	$41	$171	$1	$12,148
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	8	20	13	4	—	—	—	45
Net recoveries	8	20	13	4	—	—	—	45
Provision (credit) for credit losses	(54)	44	(46)	(4)	1	1	—	(58)
Ending balance	$5,473	$5,960	$482	$5	$42	$172	$1	$12,135

2022
Beginning balance	$3,976	$6,120	$594	$23	$37	$115	$1	$10,866
Charge-offs	—	—	—	(182)	—	—	—	(182)
Recoveries	88	20	13	4	6	—	—	131
Net recoveries (charge-offs)	88	20	13	(178)	6	—	—	(51)
Provision (credit) for credit losses	(77)	182	24	174	(6)	—	1	298
Ending balance	$3,987	$6,322	$631	$19	$37	$115	$2	$11,113

	For the Nine Months Ended September 30,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2023	(in thousands)
Beginning balance, prior to adoption of ASC 326	$3,879	$5,980	$747	$21	$27	$107	$4	$10,765
Impact of adoption of ASC 326	1,671	31	70	(15)	17	39	(2)	1,811
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	74	59	37	69	—	—	—	239
Net recoveries	74	59	37	69	—	—	—	239
Provision (credit) for credit losses	(151)	(110)	(372)	(70)	(2)	26	(1)	(680)
Ending balance	$5,473	$5,960	$482	$5	$42	$172	$1	$12,135

2022
Beginning balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404
Charge-offs	—	—	—	(182)	—	—	—	(182)
Recoveries	123	60	183	246	12	—	1	625
Net recoveries	123	60	183	64	12	—	1	443
Provision (credit) for credit losses	1,258	(467)	(475)	(67)	7	10	—	266
Ending balance	$3,987	$6,322	$631	$19	$37	$115	$2	$11,113

As of September 30, 2023, and December 31, 2022, the Company had an allowance for credit losses for off-balance sheet commitments of $424 thousand and $94 thousand, respectively, which was included in other liabilities on the consolidated balance sheets. The provision (credit) for credit losses associated with the allowance for off-balance sheet commitments was $(2) thousand and $(90) thousand for the three and nine months ended September 30, 2023, respectively.

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

The following table presents the amortized cost basis and the associated allowance for credit losses by portfolio segment for loans that were individually evaluated as of September 30, 2023:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
	(in thousands)
Amortized Cost Basis:
Individually evaluated loans with an allowance for credit losses recorded	$853	$—	$—	$—	$—	$—	$—	$853
Individually evaluated loans with no allowance for credit losses recorded	1,359	2,277	1,210	—	—	141	—	4,987
Total individually evaluated loans	2,212	2,277	1,210	—	—	141	—	5,840
Collectively evaluated loans	322,856	554,668	37,022	1,687	2,556	10,474	52	929,315
Total loans held for investment	$325,068	$556,945	$38,232	$1,687	$2,556	$10,615	$52	$935,155

Allowance for Credit Losses:
Individually evaluated loans	$16	$—	$—	$—	$—	$—	$—	$16
Collectively evaluated loans	5,457	5,960	482	5	42	172	1	12,119
Total allowance for credit losses	$5,473	$5,960	$482	$5	$42	$172	$1	$12,135

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

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated :

	Manufactured Homes	Single Family Residence	Machinery & Equipment	Total
September 30, 2023	(in thousands)
Manufactured housing	$1,014	$—	$—	$1,014
Commercial real estate	2,277	—	—	2,277
Commercial	—	—	1,210	1,210
Single family real estate	—	141	—	141
Total	$3,291	$141	$1,210	$4,642

	Manufactured Homes	Single Family Residence	Machinery & Equipment	Total
December 31, 2022	(in thousands)
Manufactured housing	$574	$—	$—	$574
Commercial	—	—	1,297	1,297
Single family real estate	—	150	—	150
Total	$574	$150	$1,297	$2,021

There was no associated allowance for credit losses (or allowance for loan losses prior to the adoption of ASC 326 on January 1, 2023) for collateral dependent loans as of September 30, 2023, or December 31, 2022.

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

Loans not meeting the criteria above are considered to be pass-rated loans.

The following tables present the risk categories for gross loans by class of loans and by year of origination as of the dates indicated:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
September 30, 2023	(in thousands)
Manufactured housing:
Pass	$38,199	$57,135	$49,553	$46,564	$24,731	$106,655	$—	$322,837
Substandard	—	—	101	219	—	1,911	—	2,231
Total	38,199	57,135	49,654	46,783	24,731	108,566	—	325,068

Commercial real estate:
Pass	34,298	152,500	122,794	58,350	49,489	121,401	—	538,832
Special mention	—	—	464	211	4,145	1,014	—	5,834
Substandard	—	—	500	2,993	—	8,786	—	12,279
Total	34,298	152,500	123,758	61,554	53,634	131,201	—	556,945

Commercial:
Pass	1,589	5,497	2,663	1,094	738	13,418	8,176	33,175
Special mention	—	—	1,996	407	—	—	—	2,403
Substandard	—	—	—	—	—	2,654	—	2,654
Total	1,589	5,497	4,659	1,501	738	16,072	8,176	38,232

SBA:
Pass	—	—	—	192	—	1,454	—	1,646
Special mention	—	—	—	—	—	40	—	40
Loss	—	—	—	—	—	1	—	1
Total	—	—	—	192	—	1,495	—	1,687

HELOC:
Pass	—	—	—	—	—	2,556	—	2,556
Total	—	—	—	—	—	2,556	—	2,556

Single family real estate:
Pass	2,242	826	1,997	1,989	748	2,667	—	10,469
Substandard	—	—	—	—	—	146	—	146
Total	2,242	826	1,997	1,989	748	2,813	—	10,615

Consumer:
Pass	52	—	—	—	—	—	—	52
Total	52	—	—	—	—	—	—	52

Total loans	$76,380	$215,958	$180,068	$112,019	$79,851	$262,703	$8,176	$935,155

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving	Total
December 31, 2022	(in thousands)
(Manufactured housing:
Pass	$62,591	$54,403	$51,158	$26,745	$25,768	$94,106	$—	$314,771
Substandard	—	—	—	—	121	933	—	1,054
Total	62,591	54,403	51,158	26,745	25,889	95,039	—	315,825

Commercial real estate:
Pass	161,023	125,074	57,441	50,134	32,662	95,174	—	521,508
Special mention	—	—	10,092	4,206	1,033	—	—	15,331
Substandard	—	—	1,056	—	—	7,422	—	8,478
Total	161,023	125,074	68,589	54,340	33,695	102,596	—	545,317

Commercial:
Pass	8,804	2,924	1,505	1,107	6,956	10,889	20,699	52,884
Special mention	—	2,723	—	—	—	—	—	2,723
Substandard	—	—	—	—	—	3,463	—	3,463
Total	8,804	5,647	1,505	1,107	6,956	14,352	20,699	59,070

SBA:
Pass	—	690	1,083	—	—	1,709	—	3,482
Total	—	690	1,083	—	—	1,709	—	3,482

HELOC:
Pass	—	—	—	—	—	—	2,613	2,613
Total	—	—	—	—	—	—	2,613	2,613

Single family real estate:
Pass	817	2,187	2,028	761	364	2,398	—	8,555
Substandard	—	—	—	—	150	4	—	154
Total	817	2,187	2,028	761	514	2,402	—	8,709

Consumer:
Pass	13	—	—	—	—	94	—	107
Total	13	—	—	—	—	94	—	107

Total loans	$233,248	$188,001	$124,363	$82,953	$67,054	$216,192	$23,312	$935,123

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

The following table presents the amortized cost basis of loans at September 30, 2023, that were both experiencing financial difficulty and were modified during the nine months ended September 30, 2023, by loan class and by type of modification; the only type of modification that was granted to borrowers that were experiencing financial difficulty during the nine months ended September 30, 2023, was a term extension. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the total amortized cost basis of the loan class, as well as the financial effects of the modifications, is presented below.

	For the Nine Months Ended September 30, 2023
	Amortized Cost of Modified Loans	% of Total Class of Loans	Term Extension (Weighted Average years)
	(dollars in thousands)
Commercial real estate	$500	0.09%	5.00
Commercial	1,417	2.40%	60.00
Total	$1,917	0.20%	45.65
The Company does not have any commitments to lend any additional amounts to the borrowers included in the previous table. All of the loans listed in the previous table were considered to be current as of September 30, 2023.

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

The following table summarizes the changes in other assets acquired through foreclosure for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$65	$2,250	$2,250	$2,518
Additions	1,511	—	1,576	—
Proceeds from dispositions	(46)	—	(2,551)	(372)
(Loss)/gain on sales, net	(19)	—	236	104
Balance, end of period	$1,511	$2,250	$1,511	$2,250

Gains or losses on sale are included in other non-interest income on the consolidated income statements.

6.	FAIR VALUE MEASUREMENT

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2023, or December 31, 2022. The estimated fair value amounts for September 30, 2023, and December 31, 2022, have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities - measured at fair value	$309	$—	$—	$309
Investment securities - available-for-sale:
U.S. government agency notes	—	3,493	—	3,493
U.S. government agency CMO	—	3,978	—	3,978
Corporate debt securities	—	7,653	—	7,653
Interest only strips	—	—	5	5
Servicing assets	—	—	40	40
Total	$309	$15,124	$45	$15,478

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities - measured at fair value	$225	$—	$—	$225
Investment securities - available-for-sale:
U.S. government agency notes	—	4,107	—	4,107
U.S. government agency CMO	—	4,296	—	4,296
U.S. Treasury securities	—	9,970	—	9,970
Corporate debt securities	—	8,315	—	8,315
Interest only strips	—	—	7	7
Servicing assets	—	—	26	26
Total	$225	$26,688	$33	$26,946

The change in servicing assets that are measured using Level 3 inputs and are carried at fair value on a recurring basis was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Servicing Assets:
Balance, beginning of period	$3	$36	$26	$44
Valuation adjustments	37	(2)	14	(10)
Balance, end of period	$40	$34	$40	$34

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

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include assets acquired through foreclosure and certain loans that are collateral dependent and recorded at the fair value of collateral (less costs to sell).

The following summarizes the fair value measurements of assets measured on a non-recurring basis:

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2023:
Other assets acquired through foreclosure	$1,511	$—	$1,511	$—
Total	$1,511	$—	$1,511	$—

		Fair Value Measurements at the End of the Reporting Period Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2022:
Impaired loans	$3,805	$—	$3,805	$—
Other assets acquired through foreclosure	2,250	—	2,250	—
Total	$6,055	$—	$6,055	$—

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

The estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$140,619	$140,619	$—	$—	$140,619
FHLB and FRB stock	4,865	—	4,865	—	4,865
Investment securities - available-for-sale	15,124	—	15,124	—	15,124
Investment securities - held-to-maturity	2,158	—	1,987	—	1,987
Investment securities - measured at fair value	309	309	—	—	309
Loans, net and loans held for sale	940,547	—	884,199	—	884,199
Accrued interest receivable	5,626	—	5,626	—	5,626
Servicing assets	1,323	—	—	2,439	2,439
Interest only strips	5	—	—	5	5
Financial liabilities:
Deposits	916,093	—	912,521	—	912,521
FHLB advances	90,000	—	83,876	—	83,876
Accrued interest payable	2,501	—	2,501	—	2,501

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$64,690	$64,690	$—	$—	$64,690
FHLB and FRB stock	4,533	—	4,533	—	4,533
Investment securities - available-for-sale	26,688	—	26,688	—	26,688
Investment securities - held-to-maturity	2,557	—	2,423	—	2,423
Investment securities - measured at fair value	225	225	—	—	225
Loans, net and loans held for sale	944,577	—	892,134	3,805	895,939
Accrued interest receivable	5,295	—	5,295	—	5,295
Servicing assets	1,480	—	—	2,646	2,646
Interest only strips	7	—	—	7	7
Financial liabilities:
Deposits	875,084	—	867,697	—	867,697
FHLB advances	90,000	—	83,322	—	83,322
Accrued interest payable	126	—	126	—	126

7.	BORROWINGS

Federal Home Loan Bank Advances – The Company, through the Bank, has a blanket lien credit line with FHLB. FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities. FHLB advances at September 30, 2023 had fixed rates of interest ranging from 0.76% to 0.95%. The advances mature between April and June of 2025. The Company also had $27.0 million of letters of credit with FHLB at September 30, 2023 to secure public funds. At September 30, 2023, CWB had pledged to the FHLB $9.5 million of securities and $382.7 million of loans. At September 30, 2023, CWB had $124.8 million available for additional borrowing. At December 31, 2022, CWB had pledged to the FHLB $21.1 million of securities and $232.6 million of loans.

Total FHLB interest expense was $198 thousand and $695 thousand for the three and nine months ended September 30, 2023, respectively, and was $203 thousand and $663 thousand for the three and nine months ended September 30, 2022, respectively.

Federal Reserve Bank – The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans for up to 28 days. At September 30, 2023 and December 31, 2022, there were $289.3 million and $248.6 million, respectively, of loans pledged to the FRB. There were no outstanding FRB advances as of September 30, 2023 and December 31, 2022. Available borrowing capacity was $98.0 million as of September 30, 2023.

Federal Funds Purchased Lines – The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There were no amounts outstanding as of September 30, 2023 and December 31, 2022.

Line of Credit - The Company has an unsecured line of credit agreement to borrow up to $10.0 million at Prime + 0.25%. The Company must maintain a compensating deposit with the lender of $1.0 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%. The line of credit matured in September 2023 and the Company renewed the line of credit for an additional two-year term with no other changes to the financial terms or covenants. As of September 30, 2023 and December 31, 2021, there were no outstanding balances on the revolving line of credit.

8.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Unrealized holding gains (losses) on AFS		Unrealized holding gains (losses) on AFS
	(in thousands)
Beginning balance	$(1,680)	$(447)	$(771)	$92
Other comprehensive income (loss) before reclassifications	489	(307)	(420)	(846)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	489	(307)	(420)	(846)
Ending balance	$(1,191)	$(754)	$(1,191)	$(754)

Common Stock

On February 28, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million and extended the repurchase program until August 31, 2023. On August 30, 2023, the Board of Directors approved an extension of the expiration date of the repurchase program to August 31, 2025. Under this program the Company has repurchased 350,189 common stock shares for $3.0 million at an average price of $8.71 per share. There were no repurchased shares of common stock under this program during the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, the Company declared and paid common stock dividends of $0.7 million and $2.1 million, respectively. During the three and nine months ended September 30, 2022, the Company declared and paid common stock dividends of $0.7 and $1.9 million, respectively.

9.	CAPITAL REQUIREMENTS

At September 30, 2023 and December 31, 2022, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the holding company level.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2023 and December 31, 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
September 30, 2023
CWB’s actual regulatory ratios	13.27%	12.09%	12.09%	10.84%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2022
CWB’s actual regulatory ratios	12.56%	11.44%	11.44%	10.34%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

There are no conditions or events since September 30, 2023 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for periods indicated.

Non-interest income	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
In-scope of Topic 606:	(in thousands)
Service charges on deposit accounts	$275	$87	$408	$225
Exchange fees and other service charges	231	129	337	379
Non-interest income (in-scope of ASC 606)	506	216	745	604
Non-interest income (out-of-scope of ASC 606)	575	656	2,244	2,610
Total	$1,081	$872	$2,989	$3,214

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2023 and December 31, 2022, the Company did not have any signficant contract balances.

11.	LEASES

The Company has operating leases for office space. The Company’s office leases are typically for terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right-of-use asset until after exercise of the renewal option. As of September 30, 2023, and December 31, 2022, the balance of the right-of-use assets was $4.5 million and $5.2 million, respectively, and the balance of lease liabilities was $4.6 million and $5.3 million, respectively. The right-of-use assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying consolidated balance sheets.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Lease cost:
Operating lease cost	$765	$1,008
Sublease income	—	—
Total lease cost	$765	$1,008

Other information:
Operating cash flows from operating leases	$762	$999
Weighted average remaining lease term - operating leases	6.49	7.21
Weighted average discount rate - operating leases	3.66%	3.25%

Future minimum operating lease payments for the years shown are as follows (in thousands):

2023	$260
2024	1,041
2025	991
2026	891
2027	488
Thereafter	1,554
Total future minimum lease payments	5,225
Less remaining imputed interest	606
Total lease liabilities	$4,619

12. SUBSEQUENT EVENTS

On October 10, 2023, the Company announced the signing of an Agreement of Reorganization and Merger with Central Valley Community Bancorp (NASDAQ: CVCY), headquartered in Fresno, California, together with its banking subsidiary, Central Valley Community Bank, pursuant to which the companies will combine in an all-stock merger transaction. Under the terms of the agreement, Community West Bancshares will merge with and into Central Valley Community Bancorp and Community West Bank will merge with and into Central Valley Community Bank. The Central Valley Community Bancorp and Community West Bancshares Boards of Directors have unanimously approved the transaction, which is expected to close in the second quarter of 2024. The resulting merged company will be named Community West Bancshares, and the merged Bank will be Community West Bank.

On October 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per common share, payable on November 30, 2023, to common shareholders of record on November 14, 2023.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this “Form 10-Q”) contains certain forward-looking statements about the Company and the Bank that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about future financial and operational results, expectations, or intentions are forward-looking statements. Such statements reflect management's current views of future events and operations. These forward-looking statements are based on information currently available to the Company as of the date of this Form 10-Q. It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control and which may cause our actual results and performance to differ materially from anticipated results or performance or those contained or implied by such forward-looking statements including, but not limited to:

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

•
risks related to natural disasters, earthquakes, wildfires, terrorist attacks, threats of war or actual war, including the current military actions involving the Russian Federation and Ukraine and the recent conflict in the Middle East, supply chain interruptions, and health epidemics may impact our operations, revenues, costs, and stock price; and

•
risks related to the transaction that is the subject of the Agreement of Reorganization and Merger dated October 10, 2023, by and among Central Valley Community Bancorp and Community West Bancshares (the “Reorganization Agreement”) pursuant to which the companies will combine in an all-stock merger transaction not satisfying the conditions to closing the transaction, including the companies not receiving the regulatory approvals and the shareholder approvals of the transaction and as a result not completing the transaction in accordance with the terms of the Reorganization Agreement.

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

Financial Result Highlights for the Third Quarter of 2023

The Company’s financial results for the third quarter were as follows:

•	Net income was $2.3 million, or $0.25 per diluted share in the third quarter of 2023, compared to $3.5 million, or $0.39 per diluted share in the third quarter of 2022.

•	Net interest income was $10.5 million for the third quarter of 2023, compared to $11.9 million in the third quarter of 2022.

•	A provision (credit) for credit losses of $43 thousand was recorded for the third quarter of 2023, compared to $298 thousand for the third quarter of 2022.

•	Net interest margin was 3.98% for the third quarter of 2023, compared to 4.39% for the third quarter of 2022.

•	Return on average assets was 0.83% for the third quarter of 2023, compared to 1.25% for the third quarter of 2022.

•	Return on average common equity was 7.72% for the third quarter of 2023, compared to 12.65% for the third quarter 2022.

•
Cash and cash equivalents increased $75.9 million to $140.6 million at September 30, 2023 from $64.7 million at December 31, 2022 as management took steps to increase on-balance sheet liquidity during 2023.

•	Loans held for investment were $934.2 million at September 30, 2023, compared to $934.3 million at December 31, 2022.

•	Total assets increased by $48.8 million at September 30, 2023 to $1.14 billion, compared to $1.09 billion at December 31, 2022.

•
Total demand deposits decreased $3.6 million to $664.5 million at September 30, 2023, compared to $668.2 million at December 31, 2022. During the same period, certificates of deposit balances increased $44.6 million to $251.6 million at September 30, 2023 from $206.9 million at December 31, 2022.

•	Book value per common share increased to $13.11 at September 30, 2023, compared to $12.80 at December 31, 2022.

•	The Bank remains well-capitalized with a Tier 1 leverage ratio of 10.84% at September 30, 2023, compared to 10.34% at December 31, 2022.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2023 throughout the analysis sections of this report on Form 10-Q.

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

The Company adopted the CECL requirements of ASC 326 on January 1, 2023. The Company adopted the provisions of ASC 326 using the modified retrospective transition approach, and recorded a net decrease of $1.6 million to the beginning balance of retained earnings as of January 1, 2023, for the cumulative effect adjustment (net of tax effects). The Company uses the WARM method as the basis for the estimation of expected credit losses under CECL. The calculation of the ACL is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for a required ACL and are not included in the collective evaluation. Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the Company determines that foreclosure is probable, the fair value of the collateral securing the loan, less estimated selling costs.

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

RESULTS OF OPERATIONS

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)

Net income	$2,252	$3,478	$6,837	$10,073
Basic earnings per share	$0.25	$0.40	$0.77	$1.16
Diluted earnings per share	$0.25	$0.39	$0.76	$1.13
Net interest margin	3.98%	4.39%	4.07%	4.09%
Return on average assets	0.83%	1.25%	0.84%	1.19%
Return on average common equity	7.72%	12.65%	8.01%	12.66%

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest and dividend income	$14,553	$12,654	$1,899	$42,853	$35,860	$6,993
Interest expense	4,034	731	3,303	10,587	2,191	8,396
Net interest income	10,519	11,923	(1,404)	32,266	33,669	(1,403)
Provision (credit) for credit losses	43	298	(255)	(667)	266	(933)
Net interest income after provision (credit) for credit losses	10,476	11,625	(1,149)	32,933	33,403	(470)
Non-interest income	1,081	872	209	2,989	3,214	(225)
Non-interest expenses	8,363	7,610	753	26,051	22,693	3,358
Income before provision for income taxes	3,194	4,887	(1,693)	9,871	13,924	(4,053)
Provision for income taxes	942	1,409	(467)	3,034	3,851	(817)
Net income	$2,252	$3,478	$(1,226)	$6,837	$10,073	$(3,236)
Earnings per share - basic	$0.25	$0.40	$(0.15)	$0.77	$1.16	$(0.39)
Earnings per share - diluted	$0.25	$0.39	$(0.14)	$0.76	$1.13	$(0.37)

Interest Rates and Differentials

The following table illustrates average yields on interest earning assets and average rates on interest bearing liabilities for the periods indicated:

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Cost(1)	Average Balance	Interest	Average Yield/Cost(1)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$70,564	$903	5.08%	$76,265	$401	2.09%
Investment securities	22,568	319	5.61%	65,148	386	2.35%
Loans (2)	955,609	13,331	5.53%	935,169	11,867	5.03%
Total interest-earning assets	1,048,741	14,553	5.51%	1,076,582	12,654	4.66%
Nonearning Assets
Cash and due from banks	2,114			2,177
Allowance for credit losses	(12,107)			(11,031)
Other assets	35,121			38,022
Total Assets	$1,073,869			$1,105,750
Interest-Bearing Liabilities
Interest-bearing demand deposits	388,385	1,908	1.95%	465,317	325	0.28%
Savings deposits	17,797	13	0.29%	25,133	14	0.22%
Time deposits	242,794	1,909	3.12%	151,130	189	0.50%
Total interest-bearing deposits	648,976	3,830	2.34%	641,580	528	0.33%
FHLB advances and other borrowings	90,217	204	0.90%	90,764	203	0.89%
Total interest-bearing liabilities	739,193	4,034	2.17%	732,344	731	0.40%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	200,804			248,538
Other liabilities	18,209			15,789
Stockholders' equity	115,663			109,079
Total Liabilities and Stockholders' Equity	$1,073,869			$1,105,750
Net interest income and margin (3)		$10,519	3.98%		$11,923	4.39%
Net interest spread (4)			3.34%			4.26%
Total cost of funds (including the effect of non-interest bearing demand deposits) (5)			1.70%			0.30%

(1)	Annualized.
(2)
Includes nonaccrual loans and loans held for sale, and is net of deferred fees, related direct costs, premiums, and discounts, but excludes the ACL. Interest income includes net accretion/(amortization) of deferred fees, costs, premiums, and discounts of $70 thousand and $112 thousand for the three months ended September 30, 2023 and 2022, respectively.

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

The following table illustrates average yields on interest earning assets and average rates on interest bearing liabilities for the periods indicated:

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Cost(1)	Average Balance	Interest	Average Yield/Cost(1)
Interest-Earning Assets	(in thousands)
Federal funds sold and interest-earning deposits	$81,525	$2,924	4.80%	$143,455	$812	0.76%
Investment securities	24,911	948	5.09%	45,903	858	2.50%
Loans (2)	953,511	38,981	5.47%	912,414	34,190	5.01%
Total interest-earning assets	1,059,947	42,853	5.41%	1,101,772	35,860	4.35%
Nonearning Assets
Cash and due from banks	2,037			2,177
Allowance for credit losses	(12,199)			(10,805)
Other assets	36,848			38,195
Total Assets	$1,086,633			$1,131,339
Interest-Bearing Liabilities
Interest-bearing demand deposits	401,262	5,032	1.68%	493,332	917	0.25%
Savings deposits	20,148	38	0.25%	24,827	47	0.25%
Time deposits	235,437	4,788	2.72%	163,666	634	0.52%
Total interest-bearing deposits	656,847	9,858	2.01%	681,825	1,598	0.31%
FHLB advances and other borrowings	93,352	729	1.04%	90,257	593	0.88%
Total interest-bearing liabilities	750,199	10,587	1.89%	772,082	2,191	0.38%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	204,719			236,531
Other liabilities	17,535			16,352
Stockholders' equity	114,180			106,374
Total Liabilities and Stockholders' Equity	$1,086,633			$1,131,339
Net interest income and margin (3)		$32,266	4.07%		$33,669	4.09%
Net interest spread (4)			3.52%			3.97%
Total cost of funds (including the effect of non-interest bearing demand deposits) (5)			1.48%			0.29%

(1)	Annualized.
(2)
Includes nonaccrual loans and loans held for sale, and is net of deferred fees, related direct costs, premiums, and discounts, but excludes the ACL. Interest income includes net accretion/(amortization) of deferred fees, costs, premiums, and discounts of $316 thousand and $784 thousand for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 versus 2022			2023 versus 2022
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$(30)	$532	$502	$(352)	$2,464	$2,112
Investment securities	(252)	185	(67)	(393)	483	90
Loans, net	259	1,205	1,464	1,530	3,261	4,791
Total interest income	(23)	1,922	1,899	785	6,208	6,993

Interest expense:
Interest-bearing demand deposits	(54)	1,637	1,583	(172)	4,287	4,115
Savings deposits	(4)	3	(1)	(9)	—	(9)
Time deposits	116	1,604	1,720	279	3,875	4,154
FHLB advances and other borrowings	(1)	2	1	21	115	136
Total interest expense	57	3,246	3,303	119	8,277	8,396
Net increase	$(80)	$(1,324)	$(1,404)	$666	$(2,069)	$(1,403)

(1)	Changes due to both volume and rate have been allocated proportionately between changes in volume and rate.

Comparison of interest income, interest expense, and net interest margin

The Company’s primary source of revenue is interest income. Interest income for the three and nine months ended September 30, 2023 was $14.6 million and $42.9 million, respectively, compared to $12.7 million and $35.9 million for three and nine months ended September 30, 2022, respectively. Total interest income in the three and nine months ended September 30, 2023 was positively impacted by an increase in the rates earned on the average outstanding balances of interest-earning assets. The average rate earned on loans during the three and nine months ended September 30, 2023, was 5.53% and 5.47%, respectively, compared to 5.03% and 5.01% for the three and nine months ended September 30, 2022, respectively. This increase in the rates earned on loans resulted from increased loan rates on new originations, loan prepayment revenue, and the impact of higher benchmark interest rates for variable rate loans. Interest income was also positively impacted by increases of 2.99% and 4.04% in the yield received on federal funds sold and interest earning deposits for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. These increases were attributable to higher rates earned for overnight deposits and money market deposits due to increases in the federal funds rate. The annualized yield on interest-earning assets for the third quarter of 2023 was 5.51% compared to 4.66% for the third quarter of 2022. The annualized yield on interest-earning assets for the nine months ended September 30, 2023 was 5.41% compared to 4.35% for the nine months ended September 30, 2022.

Interest expense for the third quarter and year-to-date periods ending September 30, 2023 was $4.0 million and $10.6 million, respectively. These amounts represented increases of $3.3 million and $8.4 million, respectively, when compared to the same periods in 2022. The increase in interest expenses compared to the prior year periods was primarily due to an increase in the rates paid on deposit accounts. For the three and nine months ended September 30, 2023, the cost of interest bearing deposits was 2.34% and 2.01%, respectively, compared to 0.33% and 0.31% during the comparable periods in the prior year. Including the impact of non-interest bearing deposits, the total cost of deposits was 1.79% for the third quarter of 2023 compared to 0.24% for the third quarter of 2022. Year-to-date total cost of deposits (including the impact of non-interest bearing deposits) for the nine months ended September 30, 2023 was 1.53% compared to 0.23% for the nine months ended September 30, 2022. These increases reflect competitive pricing pressures and the Company’s decision to increase wholesale funding in response to the current operating environment.

The cost of other borrowings was 0.90% and 0.89% for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the cost of other borrowings was 1.04% and 0.88%, respectively. The increased cost of other borrowings in the year-to-date period was the result of the use of overnight advances from FHLB and an advance on the Company’s line of credit to support the Company's liquidity during the first quarter of 2023. These amounts were repaid during the second quarter of 2023.

The total cost of funds for the quarter and year to date periods ended September 30, 2023, were 2.17% and 1.89%, respectively. The total cost of funds for the quarter and year to date periods ended September 30, 2022, were 0.40% and 0.38%, respectively.

The net impact of the changes in yields on interest earning assets and the rates paid on interest-bearing liabilities was a decrease in the net interest margin for the three months ended September 30, 2023, to 3.98% compared to 4.39% for the three months ended September 30, 2022. The net impact of the changes in yields on interest earning assets and the rates paid on interest bearing liabilities was a decrease in the net interest margin for the nine months ended September 30, 2023, to 4.07% compared to 4.09% for the nine months ended September 30, 2022.

Provision for credit losses

The provision for credit losses consisted of the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Provision (credit) for credit losses for:
Loans	$(58)	$298	$(680)	$266
Available-for-sale securities	103	-	103	-
Off-balance sheet commitments	(2)	2	(90)	2
Total provision (credit) for credit losses(1)	$43	$300	$(667)	$268

(1) In accordance with the applicable GAAP rules in place at the time, the only item reported on the Provision (credit) for credit losses line  on the consolidated income statements for the three and nine months ended September 30, 2022 was the provision for credit losses for loans. The provision for credit losses for off-balance sheet commitments for those periods was recorded in other non-interest expense.

The Company recorded net loan recoveries of $45 thousand net loan charge-offs of $51 thousand for the three months ended September 30, 2023 and 2022, respectively. The Company recorded net loan recoveries of $239 thousand and $443 thousand for the nine months ended September 30, 2023 and 2022, respectively. The percentage of nonaccrual loans to the total loan portfolio was 0.34% as of September 30, 2023, compared to 0.02% at December 31, 2022. The ACL compared to net nonaccrual loans was 380% as of September 30, 2023, compared to 5,102% as of December 31, 2022. Total past due loans increased to $4.6 million as of September 30, 2023, from $2.9 million as of December 31, 2022.

During the quarter ended September 30, 2023, the Company recorded a $103 thousand provision for credit losses for corporate debt securities classified as available-for-sale due to downgrades in the credit ratings of certain issuers of those debt securities.

Non-Interest Income

The following table summarizes the Company's non-interest income for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)
Other loan fees	$248	$292	$(44)	$703	$915	$(212)
Gains from loan sales, net	24	49	(25)	110	245	(135)
Document processing fees	88	114	(26)	268	337	(69)
Service charges	149	114	35	470	295	175
Other	572	303	269	1,438	1,422	16
Total non-interest income	$1,081	$872	$209	$2,989	$3,214	$(225)

Total non-interest income increased by $209 thousand for the three months ended September 30, 2023, compared to the same period in 2022. The increase in other income for the period was primarily the result of a $278 thousand gain (included in other income) from the valuation of two parcels (related to one borrower) which were repossessed and transferred to other assets acquired through foreclosure during the quarter. This increase was partially offset by a decrease in other loan fees, which decreased by $44 thousand for the three months ended September 30, 2023, due to a decrease in the volume of new originations of Farmer Mac loans.

Total non-interest income for the nine months ended September 30, 2023, was $3.0 million, a decrease of $0.2 million compared to $3.2 million for the nine months ended September 30, 2022. The decrease was primarily due to lower origination fee income from Farmer Mac loans and lower loan sale gains due to lower loan sales volume during the nine months ended September 30, 2023. These decreases were partially offset by an increase in service charges due to an increase in the volume of nonsufficient funds and account analysis charges during the period.

Non-Interest Expenses

The following table summarizes the Company's non-interest expenses for the periods indicated:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)
Salaries and employee benefits	$5,114	$4,823	$291	$15,864	$14,784	$1,080
Occupancy, net	1,093	1,046	47	3,326	3,064	262
Professional services	672	653	19	2,442	1,687	755
Data processing	349	302	47	1,075	919	156
Depreciation	180	173	7	543	535	8
FDIC assessment	331	131	200	789	466	323
Advertising and marketing	179	196	(17)	671	687	(16)
Other	445	286	159	1,341	551	790
Total non-interest expenses	$8,363	$7,610	$753	$26,051	$22,693	$3,358

Total non-interest expenses increased by $0.8 million during the three months ended September 30, 2023, compared to the same period in 2022. The increase in non-interest expenses for the periods presented is primarily due to increases in salaries and employee benefits, FDIC assessments, and other expenses. Salaries and employee benefits increased in the three months ended September 30, 2023, due to increased pressure on wages and benefits as a result of increased inflation and low unemployment as well as increases in benefits and insurance costs. The increase in the assessment fees paid to the FDIC was the result of a change in the Company's funding mix. The increase in other expenses was mainly the result of collection and legal expense recoveries during the three months ended September 30, 2022.

During the first nine months of 2023, total non-interest expenses increased by $3.4 million to $26.1 million for the nine months ended September 30, 2023, compared to $22.7 million for the nine months ended September 30, 2022. The increase over the prior year was due to a $1.1 million increase in salaries and benefits due to wage competition, increased benefit and insurance costs, and an increase in stock based compensation expense. During the first nine months of 2023, professional services expenses increased by $755 thousand due to increased accounting and consulting costs related to testing the effectiveness of the Company’s internal control structure and procedures for financial reporting as required for institutions over $1 billion in total assets and to support strategic and technology initiatives. The increase in other expenses is primarily related to $992 thousand collection and legal expense recovery in the first nine months of 2022.

Income Taxes

Income tax provision for the three and nine months ended September 30, 2023, was $0.9 million and $3.0 million, respectively, compared to $1.4 million and $3.9 million in the same periods during 2022. The combined state and federal effective income tax rates for the three months ended September 30, 2023 and 2022, were 29.5% and 28.8%, respectively, and for the nine months ended September 30, 2023 and 2022, were 30.7% and 27.7%, respectively. The lower effective tax rate for the year-to-date period in 2022 was the result of the fact that the income recorded from the proceeds from a bank owned life insurance policy in the first quarter of 2022 was non-taxable to the Company.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $5.7 million and $5.1 million at September 30, 2023, and December 31, 2022, respectively, are reported in other assets in the consolidated balance sheets.

Accounting standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized. There was no valuation allowance on deferred tax assets at September 30, 2023, or December 31, 2022.

The Company is subject to the provisions of ASC 740 - "Income Taxes" ("ASC 740"). ASC 740 prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at September 30, 2023, and December 31, 2022.

BALANCE SHEET ANALYSIS

Total assets increased $48.8 million to $1.14 billion at September 30, 2023, from $1.09 billion at December 31, 2022. The increase in total assets was mainly due to an increase of $75.9 million in cash and cash equivalents that resulted from an increase in total deposits and proceeds from the maturities of securities. The increase in cash and cash equivalents was part of management's plans during the first nine months of 2023 to solidify the Company's on-balance sheet liquidity position.

Total liabilities increased $45.4 million to $1.02 billion at September 30, 2023, from $0.98 billion at December 31, 2022, mostly due to an increase in deposits of $41.0 million. The increase in total deposits was the result of increases in the balances of interest-bearing deposits of $28.6 million to $456.8 million at September 30, 2023, and in certificate of deposit account balances of $44.6 million to $251.6 million at September 30, 2023. These increases were primarily due to an increase in wholesale funding accounts obtained by the Company. These increases were partially offset by a decrease in noninterest-bearing demand deposits of $25.7 million.

Total stockholders’ equity increased $3.4 million to $116.1 million at September 30, 2023, from $112.7 million at December 31, 2022. The $6.8 million increase in retained earnings from net income was partially offset by the $1.6 million charge to retained earnings from the adoption of ASC 326 on January 1, 2023, a $2.1 million decrease as a result of dividends paid on common stock, and a decrease in the fair value of available for sale securities, net of tax, of $420 thousand during the nine months ended September 30, 2023. Book value per common share was $13.11 at September 30, 2023, compared to $12.80 at December 31, 2022.

Selected Balance Sheet Accounts

	September 30, 2023	December 31, 2022	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$140,619	$64,690	$75,929	117.4%
Investment securities available-for-sale	15,124	26,688	(11,564)	(43.3)%
Investment securities held-to-maturity	2,158	2,557	(399)	(15.6)%
Loans held for sale	18,435	21,033	(2,598)	(12.4)%
Loans held for investment, net	922,112	923,544	(1,432)	(0.2)%
Total assets	1,140,299	1,091,502	48,797	4.5%
Total deposits	916,093	875,084	41,009	4.7%
FHLB advances and other borrowings	90,000	90,000	—	0.0%
Total stockholder's equity	116,062	112,650	3,412	3.0%

The table below summarizes the distribution of the Company’s loans held for investment at the end of each of the periods indicated.

	September 30, 2023	December 31, 2022
	(in thousands)
Manufactured housing	$325,068	$315,825
Commercial real estate	556,945	545,317
Commercial	38,232	59,070
SBA	1,687	3,482
HELOC	2,556	2,613
Single family real estate	10,615	8,709
Consumer	52	107
Gross loans held for investment	935,155	935,123
Deferred costs, net	(883)	(787)
Discount on SBA loans	(25)	(27)
Loans held for investment	934,247	934,309
Allowance for credit losses	(12,135)	(10,765)
Loans held for investment, net	$922,112	$923,544

The Company had $18.4 million and $21.0 million of loans held for sale at September 30, 2023, and December 31, 2022, respectively. Loans held for sale at September 30, 2023, consisted of $4.7 million of SBA loans and $13.7 million of commercial agriculture FSA guaranteed loans. Loans held for sale at December 31, 2022, consisted of $5.2 million in SBA loans and $15.9 million of commercial agriculture FSA guaranteed loans.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices on the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company originates manufactured housing, commercial, SBA, construction, real estate, and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of September 30, 2023, and December 31, 2022, manufactured housing loans comprised 34.8% and 33.8%, respectively, of gross loans held for investment. As of September 30, 2023, and December 31, 2022, commercial real estate loans accounted for approximately 59.6% and 58.3% of gross loans held for investment, respectively. Approximately 27.5% and 24.5% of these commercial real estate loans were owner-occupied at September 30, 2023 and December 31, 2022, respectively. Substantially all of these loans are secured by first liens with average loan to value ratios at origination of 49.8% and 50.4% at September 30, 2023 and December 31, 2022, respectively. The Company was within internally established concentration policy limits at September 30, 2023, and December 31, 2022.

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

	September 30, 2023	December 31, 2022
	(in thousands)
Nonaccrual loans	$3,195	$211
Nonaccrual loans to gross loans	0.34%	0.02%
Net charge-offs (recoveries) (annualized) to average loans	(0.03)%	(0.06)%
Allowance for credit losses to nonaccrual loans (net of government guaranteed portion)	380%	5,102%
Allowance for credit losses to gross loans	1.30%	1.15%

The following table summarizes nonaccrual loans by loan segment:

	At September 30, 2023			At December 31, 2022
	Nonaccrual Balance	% of Total Nonaccrual	% of Total Loans	Nonaccrual Balance	% of Total Nonaccrual	% of Total Loans
	(dollars in thousands)
Manufactured housing	$727	22.76%	0.08%	$61	28.91%	0.01%
Commercial real estate	2,277	71.27%	0.24%	—	0.00%	0.00%
Commercial	50	1.56%	0.01%	—	0.00%	0.00%
HELOC	141	4.41%	0.02%	—	0.00%	0.00%
Single family real estate	—	0.00%	0.00%	150	71.09%	0.01%
Total nonaccrual loans	$3,195	100.00%	0.35%	$211	100.00%	0.02%

The following table reflects the recorded investment in certain types of loans at the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Loans 30 through 89 days past due	$4,461	$2,880
Loans 90 days or more past due	178	—
Total past due loans	$4,639	$2,880

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

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of September 30, 2023:

	Manufactured Homes	Single Family Residence	Machinery & Equipment	Total

Manufactured housing	$1,014	$—	$—	$1,014
Commercial real estate	2,277	—	—	2,277
Commercial	—	—	1,210	1,210
Single family real estate	—	141	—	141
Total	$3,291	$141	$1,210	$4,642

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

The following schedule summarizes impaired loans and specific reserves by loan class as of December 31, 2022:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Recorded Investment:	(in thousands)
Impaired loans with an allowance recorded	$2,918	$209	$67	$41	$—	$208	$—	$3,443
Impaired loans with no allowance recorded	1,166	—	1,297	—	—	151	—	2,614
Total loans individually evaluated for impairment	4,084	209	1,364	41	—	359	—	6,057

Related allowance for impaired loans	157	18	—	1	—	8	—	184
Total impaired loans, net	$3,927	$191	$1,364	$40	$—	$351	$—	$5,873

Allowance For Credit Losses

The Company adopted the CECL requirements of ASC 326 on January 1, 2023. The Company uses the WARM method as the basis for the estimation of expected credit losses under CECL. The WARM method utilizes a historical average annual charge-off rate over a historical lookback period as a foundation for estimating credit losses for the remaining outstanding balances of loans in a segment at a particular consolidated balance sheet date. The calculation of the ACL is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for a required allowance for credit loss and are not included in the collective evaluation, as discussed above.

During the three months ended September 30, 2023, the allowance for credit losses decreased by $13 thousand to $12.1 million. This decrease in the required ACL during the quarter was primarily due to a decline in the required allowance for loans evaluated on a collective basis of $140 thousand due to a decrease in net loan balances. This decrease was partially offset by an increase in the ACL that is derived from qualitative factors related to substandard loans during the period.

During the nine months ended September 30, 2023, the allowance for credit losses on loans increased by $1.4 million from $10.8 million at December 31, 2022. When the Company adopted the provisions of ASC 326 on January 1, 2023, it recorded the required $1.8 million increase in the ACL directly to retained earnings (net of tax). During the first nine months of 2023, the Company recorded a provision (credit) for credit losses for loans of $(680) thousand. This decrease in allowance for credit losses during the nine months ended September 30, 2023 (after the adjustment for the adoption of ASC 326) was primarily due to a reduction in the qualitative factor related to the percentage of the state of California that was experiencing a drought. In addition, the allowance for credit losses also declined due to a reduction in the portion of the allowance derived from historical losses. Offsetting these decreases was an increase in the qualitative factor related to substandard loans, discussed above.

The following table summarizes the activity in the ACL by loan type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for credit losses:	(in thousands)
Balance at beginning of period	$12,148	$10,866	$10,765	$10,404
Impact of adoption of ASC 326	—	—	1,811	—
Provision (credit) for credit losses:
Manufactured housing	(54)	(77)	(151)	1,258
Commercial real estate	44	182	(110)	(467)
Commercial	(46)	24	(372)	(475)
SBA	(4)	174	(70)	(67)
HELOC	1	(6)	(2)	7
Single family real estate	1	—	26	10
Consumer	—	1	(1)	—
Total provision (credit) for credit losses	(58)	298	(680)	266
Recoveries of loans previously charged-off:
Manufactured housing	8	88	74	123
Commercial real estate	20	20	59	60
Commercial	13	13	37	183
SBA	4	4	69	246
HELOC	—	6	—	12
Single family real estate	—	—	—	—
Consumer	—	—	—	1
Total recoveries	45	131	239	625
Loans charged-off:
Manufactured housing	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
SBA	—	182	—	182
HELOC	—	—	—	—
Single family real estate	—	—	—	—
Consumer	—	—	—	—
Total charged-off	—	182	—	182
Net charge-offs (recoveries)	(45)	51	(239)	(443)
Balance at end of period	$12,135	$11,113	$12,135	$11,113

 Investment Securities

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and to manage liquidity, capital, and interest rate risk.

The carrying value of investment securities was as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Securities available-for-sale (at fair value)
U.S. government agency notes	$3,493	$4,107
U.S. government agency CMO	3,978	4,296
U.S. Treasury securities	—	9,970
Corporate debt securities	7,653	8,315
Total securities available for sale	15,124	26,688

Securities held-to-maturity (at amortized cost): US government agency MBS	2,158	2,557
Equity securities (at fair value): Farmer Mac class A stock	309	225
Total investment securities	$17,591	$29,470

During the three and nine months ended September 30, 2023, we recorded an allowance for credit losses for available-for-sale securities (through the provision for credit losses) of $103 thousand related to corporate debt securities whose issuers experienced downgrades in their credit ratings to below what is considered to be investment grade during the quarter. The ACL was determined using the discounted cash flow method, using estimated loss rates that were derived from averages for corporate debt securities with similar credit ratings. To date, none of the issuers of these debt securities have missed an interest payment. Management monitors the credit ratings of the corporate debt issuers on a monthly basis and will make appropriate adjustments to the ACL as necessary.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$65	$2,250	$2,250	$2,518
Additions	1,511	—	1,576	—
Proceeds from dispositions	(46)	—	(2,551)	(372)
(Loss)/gain on sales, net	(19)	—	236	104
Balance, end of period	$1,511	$2,250	$1,511	$2,250

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily manufactured housing) are classified as other real estate owned and other repossessed assets and are reported at fair value at the time of foreclosure less estimated costs to sell. Costs relating to development or improvement of the assets are capitalized to the extent that they are deemed to be recoverable and increase the value of the property; otherwise, those costs are expensed. Costs related to holding the assets are charged to expense. The Company did not have any valuation allowances against foreclosed assets as of September 30, 2023 or December 31, 2022.

Deposits

The following table provides the balance and percentage change in the Company’s deposits:

	September 30, 2023	December 31, 2022	Increase (Decrease)	Percent Increase (Decrease)
	(dollars in thousands)
Noninterest-bearing demand deposits	$190,817	$216,494	$(25,677)	(11.9)%
Interest-bearing demand deposits	456,808	428,173	28,635	6.7%
Savings	16,905	23,490	(6,585)	(28.0)%
Certificates of deposit ($250,000 or more)	14,911	6,693	8,218	122.8%
Other certificates of deposit	236,652	200,234	36,418	18.2%
Total deposits	$916,093	$875,084	$41,009	4.7%

Deposits are the primary source of funding the Company’s asset growth. Total deposits increased 4.7% to $916.1 million at September 30, 2023, from $875.1 million at December 31, 2022. Noninterest-bearing demand deposits were $190.8 million at September 30, 2023, a $25.7 million decrease compared to $216.5 million at December 31, 2022. Interest-bearing demand deposits increased $28.6 million to $456.8 million at September 30, 2023, compared to $428.2 million at December 31, 2022. Certificates of deposit, which include brokered deposits, increased $44.6 million to $251.6 million at September 30, 2023, compared to $206.9 million at December 31, 2022. Total brokered deposits increased by $60.5 million to $191.1 million at September 30, 2023 from $130.6 million at December 31, 2022.

The Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep ("ICS"). CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits. At September 30, 2023 and December 31, 2022, the Company had $209.3 million and $120.3 million, respectively, of CDARS and ICS deposits.

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

The Company, through CWB, has a blanket lien credit line with FHLB. FHLB advances are collateralized in the aggregate by CWB’s eligible loans and securities. Total fixed rate FHLB advances were $90.0 million at September 30, 2023, and December 31, 2022. The Company also had $27.0 million of letters of credit with FHLB at September 30, 2023 to secure public funds. At September 30, 2023, CWB had pledged to the FHLB $9.5 million of securities and $382.7 million of loans. At September 30, 2023, based on the amounts of loans and securities pledged, CWB had $124.8 million available for additional borrowing. At December 31, 2022, CWB had pledged to the FHLB securities with a carrying value of $21.1 million and $232.6 million of loans.

CWB has established a credit line with the FRB. There were no outstanding FRB advances as of September 30, 2023, and December 31, 2022. At September 30, 2023, and December 31, 2022, there were $289.3 million and $248.6 million of loans pledged to the FRB, respectively. CWB had $98.0 million in borrowing capacity as of September 30, 2023.

CWBC has a $10.0 million revolving line of credit which matures in September of 2025, unless renewed. During the first quarter of 2023, the Company advanced $10.0 million from the line of credit which was subsequently repaid during the second quarter of 2023. The Company must maintain a compensating deposit account with the lender of $1 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to one, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3.0%. The Company was in compliance with all of the required debt covenants at September 30, 2023. As of September 30, 2023, there were no outstanding balances on the revolving line of credit.

The Company has federal funds purchased lines at correspondent banks with a total borrowing capacity of $20.0 million. There were no borrowings outstanding under these agreements as of September 30, 2023, and December 31, 2022.

The Company continues to face strong competition for core deposits. The liquidity ratio of the Company was 15.3% and 10.4% at September 30, 2023, and December 31, 2022, respectively. The Company’s liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available-for-sale investments, and loans held for sale, divided by total assets.

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources for its liquidity. CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends, and interest payments on the other borrowings. CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB and has the capability to issue equity and debt securities. Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior regulatory approval. During the three and nine months ended September 30, 2023, CWBC declared and paid dividends of $0.7 million and $2.1 million, respectively. On October 27, 2023, the Company's Board of Directors declared a $0.08 per share dividend payable on November 30, 2023, to stockholders of record on November 14, 2023. The Company anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payments of such dividends will continue or that they will not be reduced.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations excluding interest:

	At September 30, 2023
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Time deposits	$183,127	$68,436	$251,563
FHLB advances and other borrowings	—	90,000	90,000
Operating lease obligations	1,040	4,185	5,225
Total	$184,167	$162,621	$346,788

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

	At September 30, 2023
	Less than 1 year	More than 1 year	Total
	(dollars in thousands)
Loan commitments to extend credit	$59,960	$37,112	$97,072
Standby letters of credit	—	—	—
Total	$59,960	$37,112	$97,072

Capital Resources

Maintaining capital strength continues to be a long-term objective for the Company. Capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard depositor funds. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 60,000,000 total shares of common stock, of which 8,850,312 have been issued at September 30, 2023. Conversely, the Company may decide to repurchase shares of its outstanding common stock, depending on the market price and other relevant factors.

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

The following tables illustrate the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of September 30, 2023 and December 31, 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
September 30, 2023
CWB's actual regulatory ratios	13.27%	12.09%	12.09%	10.84%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

December 31, 2022
CWB's actual regulatory ratios	12.56%	11.44%	11.44%	10.34%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

The adoption of CECL on January 1, 2023, resulted in a $1.6 million reduction to stockholders’ equity, net of $0.7 million in taxes. Banking organizations that experienced a reduction in retained earnings from the adoption of CECL have the option to elect a phase-in approach for up to 3 years of the “day 1” adverse impact to regulatory capital. The Company made this election and will phase in the impact of the transition to CECL over a three-year period, starting with the first quarter of 2023.

There are no conditions or events since September 30, 2023 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

The Company expects to see continued volatility in the economic markets and government responses to inflation, rising interest rates, the threat of a pending recession in the U.S. economy, and the conflict involving the Russian Federation and Ukraine and the unrest resulting from the recent conflict in the Middle East. These changing conditions and governmental responses could have impacts on the consolidated balance sheets and consolidated income statements of the Company.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether there was any change in internal control over financial reporting that occurred during the quarter ended September 30, 2023, and determined that there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously noted, the Company has entered into the Reorganization Agreement pursuant to which the Company and Central Valley Community Bancorp (Fresno, California) will combine in an all-stock merger transaction. While the Company has historically been successful on a standalone basis, the Company does have risk related to failing to successfully satisfy the conditions to close the transaction and closing the transaction in accordance with the terms of the Reorganization Agreement which include the companies not receiving the regulatory approvals and the shareholder approvals of the transaction as required by the Reorganization Agreement. The failure to close the transaction could have an adverse effect on the Company’s reputation, ability to attract and maintain deposit and/or loan customers, retain employees (including key personnel), and maintain investor confidence. The occurrence of any such events could have a material adverse effect on the Company’s results of operations, financial condition, and stock trading value.

Other than as identified above, there has been no material change in the Company’s risk factors as previously disclosed in the Company’s Form 10-K.

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

COMMUNITY WEST BANCSHARES
(Registrant)

Date: November 13, 2023	BY:	/s/ Richard Pimentel
Richard Pimentel
Executive Vice President and Chief Financial Officer

On Behalf of Registrant and as a Duly Authorized Officer
and as Principal Financial and Accounting Officer