Form 10-K
period 2023-12-31
COMMUNITY WEST BANCSHARES /
filed 2024-04-08
CIK 1051343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
Commission File Number: 000-23575

COMMUNITY WEST BANCSHARES
(Exact name of registrant as specified in its charter)

California	77-0446957
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

445 Pine Avenue, Goleta, California	93117
(Address of principal executive offices)	(Zip code)

(805) 692-5821
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	N/A	N/A

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

The aggregate market value of common stock, held by non-affiliates of the registrant was $87,741,982 based on the June 30, 2023, closing price of $12.15 per common share, as reported on the Nasdaq Global Market. For purposes of the foregoing computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2024, 8,909,279 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

 This Annual Report on Form 10-K (this “Form 10-K”) contains certain forward-looking statements about the Company and the Bank that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about future financial and operational results, expectations, or intentions are forward-looking statements. Such statements reflect management’s current views of future events and operations. These forward-looking statements are based on information currently available to the Company as of the date of this Form 10-K. It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control including, but not limited to, risks related to liquidity of banking institutions both domestically and internationally, the reduction in the value of securities portfolios due to rising interest rates, and bank failures recently experienced in the financial sector, from the ongoing COVID-19 pandemic, wars and international conflicts, including the current military actions involving the Russian Federation and Ukraine, the strength of the United States economy in general and of the local economies in which we conduct operations, the effect of, and changes in, trade, monetary and fiscal policies and laws, including changes in interest rate policies of the Board of Governors of the Federal Reserve System, inflation, including the rising costs of oil and gas, supply chain interruptions, weather, natural disasters, climate change, increased unemployment, deterioration in credit quality of our loan portfolio or the value of the collateral securing the repayment of those loans, reduction in the value of our investment securities, the costs and effects of litigation and of adverse outcomes of such litigation, the cost and ability to attract and retain key employees, a breach of our operational or security systems, policies or procedures including cyber-attacks on us or third party vendors or service providers, regulatory or legal developments, United States tax policies, including our effective income tax rate, and our ability to implement and execute our business plan and strategy and expand our operations as provided therein. Actual results may differ materially from those set forth or implied in the forward-looking statements as a result of a variety of factors including the risk factors contained in documents filed by the Company with the Securities and Exchange Commission and are available in the “Investor Relations” section of our website, https://www.communitywest.com/sec-filings/documents/default.aspx.

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Item 1A - Risk Factors” in this Form10-K. Forward-looking statements speak only as of the date they are made. The Company does not undertake any obligations to (and expressly disclaims an obligation to) update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made, except as required by law.

Purpose

The following discussion is designed to provide insight into the financial condition and results of operations of Community West Bancshares (“CWBC”) and its wholly owned subsidiary, Community West Bank N.A. (“CWB” or the “Bank”), which includes 445 Pine Investments, LLC the Bank’s wholly owned limited liability corporation (“445 Pine”). Unless otherwise stated, the Company refers to CWBC and CWB as a consolidated entity. References to “CWBC” or to the “holding company,” refer to Community West Bancshares, the parent company, on a stand-alone basis. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the years ended December 31, 2023 and 2022, herein referred to as the “Consolidated Financial Statements”.

ITEM 1.	BUSINESS

GENERAL

Community West Bancshares, a California corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or “BHCA,” with corporate headquarters in Goleta, California. Prior to the closing of CWBC's merger with Central Valley Community Bancorp, effective April 1, 2024 (as described below), CWBC's common stock was listed on Nasdaq under the trading symbol "CWBC". CWBC's principal business is to serve as the holding company for its wholly owned subsidiary Community West Bank, N.A., a national banking association chartered by the Office of the Comptroller of the Currency (“OCC”). Through CWB, the Company provides a variety of financial products and services to customers through seven full-service branch offices in the cities of Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura, and Paso Robles, California.

On October 10, 2023, the Company announced the signing of an Agreement of Reorganization and Merger with Central Valley Community Bancorp (NASDAQ: CVCY), headquartered in Fresno, California, together with its banking subsidiary, Central Valley Community Bank, pursuant to which the companies will combine in an all-stock merger transaction. Under the terms of the agreement, Community West Bancshares will merge with and into Central Valley Community Bancorp and Community West Bank will merge with and into Central Valley Community Bank. The Central Valley Community Bancorp and Community West Bancshares Boards of Directors have unanimously approved the transaction. The merger was completed on April 1, 2024. On the effective date of the merger, Central Valley Community Bancorp and Central Valley Community Bank were rebranded and changed their names to “Community West Bancshares” and “Community West Bank,” respectively.

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

Employee Profile
The following table describes the composition of the Company’s workforce at December 31, 2023.

		Number
Full-time		132
Part-time		4
Temporary		4

Women	91 or	65.0%
Minorities	68 or	48.6%

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

Professional Development
The Company’s performance management program is an interactive practice that engages employees through quarterly check-ins, mid-year and annual reviews and annual goal setting for achievement of both Company and individual goals. The Company offers a variety of programs to help employees learn new skills, establish and meet personalized development goals, take on new roles, and become better leaders.

Employee Engagement
The Company recognizes that employees who are involved in, enthusiastic about, and committed to their work and workplace contribute meaningfully to the success of the Company. On a regular basis, the Company solicits employee feedback through a confidential company-wide survey on culture, management, career opportunities, compensation, and benefits. The results of this survey are reviewed with management and are used to update employee programs, initiatives, and communications. The Company has a number of other engagement initiatives including town hall meetings with the Company’s Chief Executive Officer and other senior leaders. The Company supports and empowers the grassroots Elevate committee, made up of entry to mid-level employees from all departments and branches.

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

At the end of 2023, the CWBC Board consisted of thirteen directors which included the CWBC President and Chief Executive Officer and twelve independent directors. Three directors self-identified as female and ten directors self-identified as male.

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

Agricultural Loans for Real Estate and Operating Lines
The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock. These loan products are partially guaranteed by the U.S. Department of Agriculture (“USDA”), the Farm Service Agency (“FSA”), and the USDA Business and Industry loan program. The FSA typically issues a 90% guarantee up to $2,236,000 per loan (which is adjusted annually based on inflation) for up to 40 years.

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

As a Preferred Lender, CWB has been delegated the loan approval, closing, and most servicing and liquidation responsibility from the SBA.

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

Foreign Operations
The Company has no foreign operations. The Bank may provide loans, letters of credit, and other trade-related services to commercial enterprises that conduct business outside the United States.

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

GOVERNMENT POLICIES

The Company’s operations are affected by various state and federal legislative changes and by regulations and policies of various regulatory authorities, including those of the states in which it operates and the U.S. government. These laws, regulations, and policies include, for example, statutory maximum legal lending rates, domestic monetary policies by the Board of Governors of the Federal Reserve System (the “FRB”) which impact interest rates, U.S. fiscal policy, anti-terrorism and money laundering legislation, and capital adequacy and liquidity constraints imposed by bank regulatory agencies. Changes in these laws, regulations and policies may greatly affect our operations. See “Item 1A Risk Factors – Curtailment of government guaranteed loan programs could affect a segment of our business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation.”

Additional Available Information

The Company maintains an Internet website at http://www.communitywest.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act as amended. This and other information related to the Company is available free of charge through this website as soon as reasonably practicable after it has been electronically filed or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site, https://www.sec.gov, in which all forms filed electronically may be accessed. The Company’s internet website and the information contained therein are not intended to be incorporated in this Form 10-K. In addition, the Company’s annual report is available in print, free of charge, to any stockholder who requests it in writing to our Investor Relations Department at Community West Bancshares, 445 Pine Avenue, Goleta, California 93117, Attention Richard Pimentel, or by email to rpimentel@communitywestbank.com.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves various risks which are specific to the Company. Several of these risks and uncertainties are discussed below and elsewhere in this Form 10-K. This listing should not be considered as all-inclusive. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations, and financial condition. Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities. In addition to common business risks such as theft, loss of market share, and disasters, the Company is subject to special types of risk due to the nature of its business. See additional discussions about credit, interest rate, market, and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section of this Form 10-K.

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs, and stock price in unpredictable ways.

The recent special military actions of the Russian Republic and its invasion of Ukraine and the resulting geopolitical uncertainty have had and may continue to have an impact on the European Union and the United Kingdom and, other countries, including the United States. The threat that these military operations may expand beyond Ukraine may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including the FRB. It is expected that the FRB will pause on further rate increases in 2024 and begin lowering rates, but the timing, magnitude, and duration of such decreases are not fully known at this time. The Russian Republic has also threatened increased cyberattacks as part of its recent actions which could affect the Bank and its customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Republic, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow down international trade and make such transactions costlier to accomplish which could also negatively affect the Bank and its customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price. The full impact of the actions by the Russian Republic regarding Ukraine over the past year and which are likely to continue in 2024 are not fully known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.

Risks Relating to the Bank and to the Business of Banking in General

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Substantially all of our loans are to businesses and individuals in the State of California. A decline in the economies of our local market areas of Santa Barbara, San Luis Obispo, and Ventura Counties in which we operate, and which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While real estate values and unemployment rates remain stable, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition, and results of operations:

•	loan delinquencies, problem assets, and foreclosures may increase;
•	the sale of foreclosed assets may slow;
•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;
•	collateral securing our outstanding loans could decline in value, exposing us to increased risk in our loans or reducing customers’ borrowing power;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•	the amount of our low-cost or non-interest-bearing deposits may decrease and the composition of our deposits may be adversely affected.

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

Our profitability depends to a large extent upon net interest income, which is the difference between interest income and dividends we earn on interest-earning assets, such as loans and investments, and interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income and prepayments on our loans. After maintaining its federal funds rate target in a range of 0% to 0.25% since March 2020, as part of its efforts to combat inflation, the Federal Reserve raised the federal funds target to a range of 5.25% to 5.50% as of December 31, 2023. Although the Federal Reserve has indicated that they do not intend to raise the federal funds target rate and expect that the target rate range will be reduced in 2024, the amount and timing of these reductions are unknown.

As interest rates rise, our existing customers who have adjustable-rate loans may see their loan payments increase and, as a result, may experience difficulty repaying those loans. Increasing delinquencies, nonaccrual loans, and defaults lead to higher credit loss provisions, and potentially greater eventual losses that would lower our current profitability and capital ratios.

Changes in interest rates could adversely affect the Company’s profitability, business, and prospects.

Most of the Company’s assets and liabilities are monetary in nature, which subjects it to significant risks from changes in interest rates and can impact the Company’s net income and the valuation of its assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on the Company’s business, asset quality, and prospects. The Company’s operating income and net income depend to a great extent on its net interest margin. Net interest margin is the difference between the interest yields received on loans, securities, and other earning assets and the interest rates paid on interest-bearing deposits, borrowings, and other interest-bearing liabilities. These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest paid on interest-bearing deposits, borrowings, and other interest-bearing liabilities increases more than the rate of interest received on loans, securities, and other earning assets increases, the Company’s net interest income, and therefore earnings, would be adversely affected. The Company’s earnings also could be adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other interest-bearing liabilities.

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

CWBC and CWB have liquidity risk.

Like all financial institutions, liquidity risk is the risk that CWBC and CWB will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. As can be seen from events regarding the operations and failures of other banks in the U.S. starting in March of 2023, an inability to raise funds through deposits, borrowings, the sale of loans, the sale of investment securities at or above the value of such securities on the Company’s books, and other sources could have a material adverse effect on liquidity. Access to funding sources in amounts adequate to finance business activities could be impaired by factors that affect either the Company specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of business activity due to a market downturn or adverse regulatory action against the Company or the Bank. The ability of CWB to acquire deposits or borrow could also be impaired by factors that are not specific to CWB, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole which have been experienced during 2023 in both domestic and foreign markets. CWB mitigates liquidity risk by establishing and accessing lines of credit with various financial institutions and having back-up access to the brokered Certificate of Deposits (“CD”) markets. Results of operations could be adversely affected if either entity were unable to satisfy current or future financial obligations.

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

As of December 31, 2023, the Company has borrowings from the FHLB of San Francisco of $90.0 million and no borrowings from the FRB. The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs. The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

A return of recessionary conditions could result in increases in our level of non-performing loans or reduce demand for our products and services, which could have an adverse effect on our results of operations.

A return of recessionary conditions or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs, and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our allowance for credit losses for loans may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on our consolidated balance sheet or consolidated income statement. The Company maintains an allowance for credit losses to absorb expected losses over the life of the loan and commitment portfolios as of the consolidated balance sheet date. Provisions for credit losses are taken from earnings and applied to the allowance for credit losses as the risk of loss in the loan and commitment portfolios increases. Conversely, credits to earnings from the allowance for credit losses are made when asset qualities improve resulting in a decrease in the risk of loss in the loan and commitment portfolios. As of December 31, 2023, the Company’s allowance for credit losses for loans was $12.5 million, or 1.31% of gross loans held for investment. In addition, as of December 31, 2023, we had $4.0 million in loans on nonaccrual status. In determining the level of the allowance for credit losses, management makes various assumptions and judgments about the loan portfolio. Management relies on an analysis of the loan portfolio based on historical loss experience, the volume and types of loans, trends in loan grades, the volume and trends in delinquent and non-accrual loans, national and local economic conditions, forecasts of future economic conditions, and other pertinent information known to management at the time of the analysis. If management’s assumptions are incorrect, the allowance for credit losses may not be sufficient to cover losses which could have a material adverse effect on the Company’s consolidated balance sheet or consolidated income statement. While the allowance for credit losses for loans was determined to be adequate at December 31, 2023, based on the information available to us at the time, there can be no assurance that the allowance will be adequate to cover actual losses in the loan portfolio in the future.

All of our lending involves underwriting risks.

Lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business. To reduce such risk, the Company typically takes additional security interests in other collateral of the borrower, such as real property, certificates of deposit, or life insurance or obtains personal guarantees. Despite efforts to reduce risk of loss, additional measures may not prove sufficient as the value of the additional collateral or personal guarantees may be significantly reduced. There can be no assurances that collateral values will be sufficient to repay loans should borrowers become unable to repay loans in accordance with their original terms and, if not, the cumulative effect may have an adverse effect on our financial condition or results of operations.

The Company is dependent on real estate concentrated in the State of California.

As of December 31, 2023, approximately $602.2 million, or 62%, of our loan portfolio is secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in California. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans. A decline in the real estate market, particularly within California, could materially and adversely affect the business of the Company because a significant portion of its loans are secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on loans. Real estate values could be affected by, among other things, a decline of economic conditions, an increase in foreclosures, a decline in home sale volumes, further increases in interest rates, high levels of unemployment, drought, earthquakes, brush fires, and other natural disasters particular to California.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation, and financial accounting or reporting, including changes in them, or our failure to comply with them, may adversely affect us.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. Intended to protect customers, depositors, consumers, deposit insurance funds, and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that the Company can pay, restrict the ability of institutions to guarantee the Company’s debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than accounting principles generally accepted in the United States (“GAAP”). Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, capital base, and the price of our securities. Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect our business and consolidated financial condition.

We are subject to periodic examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

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

CWBC is subject to regulation and supervision by the FRB and CWB is subject to supervision and regulation by the OCC with applicable laws and regulations governing the types, amounts, and terms of investments and loans we make, disclosures of products and services we offer to our customers, the levels of capital we must maintain, and the rates of interest we may pay. Those regulations continuously change and may increase our costs of doing business and reduce or limit our ability to pursue or affect our business. While legislation enacted in 2018 was designed to reduce some of the obligations imposed by the Dodd-Frank Act, recent events, including the failure of U.S. based financial institutions, has resulted in the current administration reaffirming that it will take affirmative action to assure compliance by financial institutions with applicable law, including many of the provisions of the Dodd-Frank Act. In addition, it is likely that the FDIC will consider whether to raise the base deposit insurance assessment to support any losses sustained by those recent bank failures. Such actions could increase CWB’s costs. No assurances can be given that future changes in applicable laws and regulations like the enactment of the Anti-Money Laundering Act of 2020 would not impose regulatory restrictions resulting in a negative impact on CWBC. For further discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation.”

The short-term and long-term impact of the regulatory capital standards and the capital rules is uncertain.

The federal banking agencies revised capital guidelines to reflect the requirements of the Dodd-Frank Act and to affect the implementation of the Basel III Accords. The quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets. Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the FRB. For a further discussion of the capital rules, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation.”

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

Approximately 62% of the Company’s loan portfolio at December 31, 2023, was secured by real estate. In the course of our business, the Company may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Company’s business and prospects.

The Company’s future success will depend on our ability to compete effectively in a highly competitive market.

The Company faces substantial competition in all phases of its operations from a variety of different competitors. Its competitors, including “fintech” lenders, commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds, online banks, and other financial institutions compete with lending and deposit-gathering services offered by the Company. Increased competition in the Company’s markets may result in reduced loans and deposits.

There is very strong competition for financial services in the market areas in which we conduct our business from many local commercial banks as well as numerous national commercial banks and regionally-based commercial banks. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than us. If we are unable to offer competitive products and services, our business may be negatively affected.

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

Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our primary market areas is very competitive and the level of competition facing us may increase further, which may limit our asset growth and financial results.

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

Our accounting policies and methods are fundamental to how we record and report our consolidated financial condition and consolidated results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. If those assumptions, estimates, or judgments were incorrectly made, we could be required to correct and restate prior period consolidated financial statements. Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board (“FASB”), the SEC, banking regulators, and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our consolidated financial condition and consolidated results of operations. In some cases, we could be required to apply a new revised standard retroactively, resulting in the need to revise and republish prior period consolidated financial statements.

Natural disasters, severe weather and wild fires may impact all aspects of our operations, revenues, costs, and stock price in unpredictable ways.

In the last few years, California has experienced extensive wildfires that have burned millions of acres, destroyed thousands of homes and commercial properties, and resulted in the loss of life. Those natural disasters were followed by significant rains in the winters of 2022 and 2023 resulting in flooding and further loss of property. While the recent rains in California may have helped to reduce the drought experienced in recent years, to the extent that flooding is experienced it could adversely affect our customers. The potential resurgence of drought conditions could also negatively affect our customers. As of December 31, 2023, we had $24.4 million of agricultural loans (some of which are classified as held for sale). The occurrence of severe weather conditions and the resulting disasters cannot be predicted with any certainty and a substantial portion of our customers businesses and residences are located in areas susceptible to such events as earthquakes, floods, droughts, and wildfires. The occurrence of such events could adversely impact our customers’ businesses and ability to repay their loans, which could have a material adverse effect on the Company.

The business may be adversely affected by internet fraud.

The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet, and telecommunications systems. These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us, or our customers that use our internet banking, electronic banking, or some other form of our telecommunications systems. Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place, which losses could adversely affect the Company and its consolidated financial condition or consolidated results of operations.

We may experience interruptions or breaches in our information system security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in the security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, or other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of these information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur, or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

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

In addition, our operations rely on the secure processing, storage, and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity, and availability of the Company’s and our customers’ information across all geographic and product lines and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software, and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks, and other events that could have an adverse security impact and result in significant losses by us or our customers. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime, and other hackers, and outsourced or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

Our ability to pay dividends and continue with share repurchases is subject to restrictions.

As a holding company with no significant assets other than the Bank, CWBC is dependent on dividends from the Bank to fund operating expenses and estimated tax payments. The ability to continue to pay dividends and conduct share repurchases depends in large part upon the receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions is subject to the restrictions of the National Bank Act. In addition, it is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer, as further described under “Item 7 - Management’s Discussion and Analysis of Operations - Regulatory Matters - Dividends” in this Form 10-K.

In the event the Bank is unable to pay dividends to CWBC, it is likely that CWBC, in turn, would have to discontinue cash dividends and share repurchases and may have difficulty meeting its other financial obligations. The inability of the Bank to pay dividends to CWBC could have a material adverse effect on our business, including the market price of our common stock.

For the year ended December 31, 2023, the Bank paid $3.6 million in dividends to CWBC. No assurances can be given that future performance will justify the payment of dividends in any particular year. Moreover, CWBC’s ability to pay dividends is also subject to the restrictions of the California Corporations Code.

Issuance of additional common stock or other equity securities in the future could dilute the ownership interest of existing shareholders.

In order to maintain capital at desired or regulatory-required levels, or to fund future growth, the board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for, or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute the ownership interests of current shareholders. New investors in the future may also have rights, preferences, and privileges senior to current shareholders which may adversely impact current shareholders. In addition, the Company issues options to purchase common stock and restricted stock awards under its equity compensation plans to plan participants, including directors, officers, and employees of the Company or the Bank, which may dilute the ownership interests of shareholders.

Risks Relating to the Merger with Central Valley Community Bancorp

Central Valley and Community West are expected to incur substantial costs related to the merger and integration, and these costs may be greater than anticipated due to unexpected events.

Central Valley and Community West have incurred and expect to incur a number of significant non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, and other related costs. Some of these costs are payable by either Central Valley or Community West regardless of whether or not the merger is completed.

In addition, the combined company will incur integration costs following the completion of the merger as Central Valley and Community West integrate their businesses, including facilities and systems consolidation costs and employment-related costs. Central Valley and Community West may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing, and benefits. While Central Valley and Community West have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.

The future results of the combined company following the completion of the merger may suffer if the combined company does not effectively manage its expanded operations.

Following the merger, the size of the business of the combined company will increase beyond the current size of businesses of either Central Valley or Community West. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental entities as a result of the increased size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, revenue enhancement, or other benefits currently anticipated from the merger.

The combined company may be unable to retain Central Valley or Community West personnel successfully after the completion of the merge.

The success of the merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by Central Valley and Community West. It is possible that these employees may decide not to remain with Central Valley or Community West, as applicable, while the merger is pending or with the combined company after the completion of the merger. If Central Valley and Community West are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Central Valley and Community West could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment costs. Central Valley and Community West may not be able to locate or retain suitable replacements for any key employees who leave either company. In addition, following the completion of the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected.

The combined company may fail to realize cost savings for the merger.

Although Central Valley, CVCB, Community West, and CWB expect to realize cost savings from the merger when fully phased in, it is possible that these potential cost savings may not be realized fully or realized at all, or may take longer to realize than expected. For example, future business developments may require the combined company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. Cost savings also depend on the combined company’s ability to combine the businesses of CVCB and CWB in a manner that permits those cost savings to be realized. If the combined company is not able to combine the two companies successfully, these anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected. This in turn could reduce or otherwise adversely affect the profitability of the combined company and adversely affect its stock price.

The unaudited pro forma combined condensed financial information included in the joint proxy statement/prospectus is preliminary and the actual financial condition or results of operations of the combined company after the merger may differ materially.

The unaudited pro forma combined condensed financial information in the joint proxy statement/prospectus filed on January 2, 2024, is presented for illustrative purposes only and is not necessarily indicative of what the combined company’s actual financial condition or results of operations would have been had the merger been completed on the dates indicated. The unaudited pro forma combined condensed financial information reflects adjustments, which are based upon preliminary estimates, to record the identifiable Community West assets acquired and liabilities assumed at fair value and the resulting goodwill recognized. The pro forma allocation of purchase price reflected in the selected unaudited pro forma combined condensed financial information is preliminary, subject to adjustment and may vary from the actual purchase price allocation that will be recorded at the time the merger is completed. The final allocation of the purchase price will be based upon the value of Central Valley common stock issued in the merger, and the fair value of the assets and liabilities of Community West, as of the date of the completion of the merger, which was April 1, 2024. Accordingly, the final acquisition accounting adjustments may differ materially from the pro forma adjustments reflected in the joint proxy statement/prospectus.

Because the fair value of the assets held by each of Central Valley and Community West at the time of the merger may fluctuate as a result of changes in interest rates, an adverse change may reduce or eliminate the anticipated benefits of the merger for Central Valley or Community West shareholders.

Changes in the market interest rates applicable to Central Valley or Community West up to the date of the completion of the merger could affect the value of the assets held by either or both of Central Valley and Community West. The magnitude of any such changes would not necessarily be equal between Central Valley and Community West, and consequently the relative value of the assets held by each company may be altered in a way that is material to either company or the anticipated benefits of the merger. Central Valley or Community West shareholders, as applicable, will not necessarily know or be able to calculate the impact any such changes in market interest rates on the value of assets held by Central Valley or Community West, as applicable.

As of the date that the merger closed (April 1, 2024), the combined company will need to adjust the fair value of Community West’s investment and loan portfolios. The changing interest rate environment could have the effect of changing the magnitude of the purchase accounting marks relating to such fair value adjustments, thereby changing initial tangible book value dilution, extending the tangible book value earn-back period, or negatively impacting the combined company’s capital ratios, which may result in the combined company taking steps to strengthen its capital position.

Should market interest rates rise in the future, it would have a negative effect on estimates of the fair value of loans and other assets held by Central Valley and Community West, which could be material and, in certain cases, may result in realized losses or require write-downs that could have a material effect on either company’s earnings or financial condition. The fair value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise, and the fair value of an obligation with an adjustable interest rate can be adversely affected when interest rates increase due to a lag in the implementation of repricing terms as well as due to interest rate caps which may limit the amount of increase in such obligation’s interest rate. Interest rate changes may result from a variety of factors, including general market and economic conditions, actions of central banks or other governmental authorities, regulatory considerations and the effects of SARS-CoV-2 or COVID-19, or any variants, evolutions or mutations thereof, or any other viruses (including influenza), and the governmental and other responses thereto (including any pandemic measures). These factors are generally beyond the control of both companies.

Impairment of goodwill resulting from the merger may adversely affect our results of operations.

Goodwill and other intangible assets are expected to increase as a result of the merger. The actual amount of goodwill and core deposits intangibles recorded will depend on a number of factors, including changes in the net assets acquired and changes in the fair values of the net assets acquired. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. Central Valley assesses its goodwill, other intangible assets, and long-lived assets for impairment annually and more frequently when required by generally accepted accounting principles. Central Valley is required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Central Valley’s assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred or may occur in a future accounting period, that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

The market price of Central Valley common stock after the merger may be affected by factors different from those affecting the shares of Community West or Central Valley currently.

On the date of the completion of the merger, holders of Community West common stock became holders of Central Valley common stock. Central Valley’s business differs in certain respects from that of Community West and, accordingly, the results of operations of the combined company and the market price of Central Valley common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of Central Valley and Community West

Sales of substantial amounts of Central Valley common stock in the open market by former Community West shareholders could depress Central Valley’s stock price.

Shares of Central Valley common stock that were issued to Community West shareholders in the merger (other than Community West shareholders who are affiliates of Central Valley after the merger) are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (“Securities Act”). Community West’s former shareholders may sell substantial amounts of Central Valley common stock in the public market following completion of the merger. Any such sales may cause the market price of Central Valley common stock to decline. These sales might also make it more difficult for Central Valley to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

Holders of Central Valley and Community West common stock will have a reduced ownership and voting interest after the merger and will exercise less influence over management.

Holders of Central Valley common stock and Community West common stock, prior to the completion of the merger, had the right to vote in the election of the board of directors and on other matters affecting Central Valley and Community West, respectively. After the completion of the merger, each Community West shareholder who received shares of Central Valley common stock became a shareholder of Central Valley with a percentage ownership of Central Valley that is smaller than the shareholder’s percentage ownership of Community West. In the aggregate, Central Valley’s current shareholders and Community West’s current shareholders own approximately 63% and 37%, respectively, of the outstanding shares of Central Valley common stock after the merger was completed. As a result, Community West common shareholders may have less influence on the management and policies of the combined company than they had on the management and policies of Community West and current Central Valley shareholders may have less influence on the combined company than they had on the management and policies of Central Valley.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We recognize the crucial importance of identifying, assessing, and managing material risks from cybersecurity threats. We are committed to implementing and maintaining a comprehensive cyber and information security program to manage such risks and safeguard our systems and data, including the data of our customers.

Information Security Policies and Procedures

We manage our cybersecurity risk in accordance with our Information Security Program (the “Information Security Program”), which is applicable to all users of our information technology assets, information assets, and facilities, including our directors, officers, employees, temporary workers, business partners, contractors, vendors, service providers, and individuals affiliated with third parties. The Information Security Program includes a dedicated Cybersecurity Incident Response Plan (the “CIRP”), which sets forth the rules and requirements for detecting, investigating, containing, eradicating, and resolving information security incidents, and addresses the response portion of security monitoring. The Information Security Program also includes: (i) a collection of Security Incident Forms (the “Security Incident Forms”), which delineate the processes for reporting, classifying, investigating, documenting, and communicating information security incidents and (ii) Security Guidelines and Baseline Protections, that establish the rules and requirements for enabling, logging, alerting, and monitoring real time security alerts and security logs (automated or manual) in connection with security incidents.

Potential information security incidents are identified in a number of ways, including, but not limited to: users reporting security violations, system weaknesses, violations of our Acceptable Use Policy which addresses the boundaries of acceptable and unacceptable use of our information technology assets, automated system alerts, and monitoring of both system generated and manually generated logs. Our Information Security Program mandates that any potential information security incident be reported to a IT Management, and / or member of the Information Security Team, to initiate the internal communication and investigation stage, during which such events undergo initial investigation for validation, including related to the scope and depth of such incident and to ensure that it has not resulted from a false positive. Internal communications regarding the potential incident are led by the Chief Risk Officer (CRO) and/or Information Security Officer in accordance with the Cybersecurity Incident Response Plan (CIRP).

Following this initial stage, we gather and update impact information and related documentation for such incidents. We use an incident classification matrix to determine the initial classification of a potential information security incident, which considers users, customers, and systems affected, the sensitivity of data at risk, and the potential business impacts to the Company including financial, legal, regulatory, operational, and reputation. The resulting classification of severity level “ S1-Critical,” “S2-Moderate,” or “S3-Low” identifies next steps for escalation and communication following the initial investigation of the potential incident. Upon escalation of an incident, per our Information Security Program, the CRO and ISO review and validate the initial determination of the priority of the incident prior to entering into subsequent investigative and response stages. Upon validation, the CRO or ISO will engage the Company’s designated Breach Coach to respond to the incident and notifications or communications are made to either additional personnel or any external entities. Depending on the specific details of any such incident, we may notify additional members of our management team, legal, our board of directors, the Audit Committee, state and federal regulators, technology service providers, and/or the SEC. The timing of such communications varies based on the details of a particular incident and applicable regulations governing such disclosure. Following this classification and communication stage, we enter the recovery stage to determine containment and a response to the incident, the Company’s technology service provider assigns technical staff to address such incident, implement containment, eradicate the incident source, and recover from such incident. Following any such incident and as determined by the Security Incident Forms, we engage in predefined follow-up activities to communicate with law enforcement and notify impacted third parties and customers, as appropriate, in addition to further investigating the cause of the incident, documenting takeaways, and engaging in remediation.

Our Information Security Officer (“ISO”) coordinates with other members of our Incident Response Team identified in our Information Security Program to document, validate, respond, and manage actual or potential security incidents according to their threat classifications as described above, and report to our board of directors and/or the Audit Committee on a periodic basis. The ISO also provides annual reports on the status of our Information Security Program and its compliance with regulatory requirements to our board of directors in connection with our board's general risk management oversight role, as described in further detail below. The ISO is responsible for overseeing day-to-day operations of the Information Security Program, coordinating, or contributing to reviews, audits, risk assessments, and other risk management material, development of departmental policies and procedures for board approval, and periodic updates to our Information Technology Steering Committee, Enterprise Risk Management Committee, and the Board of Directors Audit Committee. The ISO reports to the Chief Risk Officer.

With the approval of Audit Committee, we also engage third party assessors, consultants, and auditors in connection with the Company’s Information Security Program and in accordance with our Audit Program, including to conduct external and internal penetration testing, independent audits, and risk assessments. The ISO performs information security assessments for third party service providers that store and/or process our confidential data. These information security assessments, include a review of any service organization controls (SOC) reports, and proof of the vendor’s independent testing of their data protection controls, as well as a review of any exceptions noted and assessment of management responses, results of vulnerability and penetration testing, incident response processes, and third party data protection controls (which can include, but are not limited to: access reviews and controls, backups, monitoring, encryption standards, and disaster recovery). The review of these areas is taken into account in order to provide an overall information security conclusion and risk rating for the vendor.

In addition, we use a combination of technology, policies, procedures, training, and monitoring to promote security awareness and prevent security incidents.

Cybersecurity Risk Oversight

Our business unit managers with oversight and guidance from our risk management team is responsible for the development of our policies and procedures and for managing any exception to the same. In particular, our ISO, nonmember of the executive management team, oversees information security compliance, as described above. The board of directors of the Company has ultimate oversight of cybersecurity-related risk and activities, including the review and approval of our policies and procedures related to cybersecurity. The Information Security Program is approved on an annual basis. Cybersecurity risk management is also incorporated into our overall enterprise risk management model, which is updated on an annual basis and subject to oversight by our board of directors.

In the ordinary course of business, our board of directors receives at a minimum annual updates from the ISO regarding the Information Security Program and compliance with relevant regulations, as described above. Both our Information Technology Steering Committee and Enterprise Risk Management Committee consists of members of the Executive Management Team and department heads with relevant technology experience and meets on a monthly cadence with minutes, reports, and presentations flowing up to the Board of Directors Audit Committee which also meets on a monthly cadence.  If an incident occurs, depending on its priority as identified through the procedures described above, management may inform our board of directors via the  Audit Committee sooner than its next monthly update.

Relevant Regulations

As a regulated financial institution, the Bank is also subject to financial privacy laws, and our cybersecurity practices are subject to oversight by the federal banking agencies. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance.

Prior Incidents

As of this reporting, the Bank has not experienced any S1-Critical/Material incidents.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the Company's merger with Central Valley Community Bancorp, effective April 1, 2024, the Company’s common stock was traded on the Nasdaq Global Market (“NASDAQ”) under the symbol CWBC. The following table sets forth the high and low sales prices on a per share basis for the Company’s common stock as reported by NASDAQ for the period indicated:

	2023 Quarters				2022 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$17.55	$14.18	$12.98	$15.17	$14.98	$14.95	$14.31	$15.90
Low	11.85	12.21	10.46	12.16	13.91	13.52	13.36	13.40
Cash Dividends Declared:	$0.080	$0.080	$0.080	$0.080	$0.075	$0.075	$0.075	$0.070

Holders

As of February 29, 2024, the closing price of our common stock on NASDAQ was $14.61 per share. As of that date the Company had 233 holders of record of its common stock. The Company has a greater number of beneficial owners of our common stock who own their shares through brokerage firms and institutional accounts.

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

Repurchases of Securities

Common

In 2023, the Board of Directors extended the repurchase program for common stock repurchases up to $4.5 million until August 31, 2025. Under this program, as of December 31, 2023, the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.75 per share. During the year ended December 31, 2023, the Company did not repurchase any shares and has $1.4 million available to purchase additional shares under the program.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plans approved by shareholders	530,850	$10.08	302,919
Plans not approved by shareholders	—	—	—
Total	530,850	$10.08	302,919

For material features of the plans, see Item 8. Financial Statements and Supplementary Data - Note 10 - Stockholders’ Equity

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 8–Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Certain risks, uncertainties, and other factors, including but not limited to those set forth under “Forward-Looking Statements,” on page 4 of this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements.

The Company’s financial condition and results of operations are presented for 2023 compared to 2022. Some tables include additional periods to comply with disclosure requirements or to illustrate the trend of financial results for the periods presented in the financial statements. For a discussion of Company’s results of operations for 2022 compared to 2021, financial condition for 2021, and other 2021 information not included herein, please refer to “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Corporate Profile

Community West Bancshares (“CWBC”) is a bank holding company headquartered in Goleta, California with consolidated assets of $1.09 billion at December 31, 2023. The Consolidated financial information presented herein reflects CWBC and its subsidiary which is referred to collectively as “the Company.” CWBC’s wholly-owned subsidiary is Community West Bank (“CWB”) which includes its wholly-owned subsidiary 445 Pine Investments LLC (“445 Pine”) which is a limited liability company.

Critical Accounting Estimates

The Company’s significant accounting policies conform with generally accepted accounting principles (“GAAP”) and are described in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements section of this 2023 Annual Report on Form 10-K. In applying those accounting policies, management of the Company is required to exercise judgment in determining many of the methodologies, assumptions, and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgement and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions.

The Company adopted the Current Expected Credit Losses (“CECL”) requirements of Accounting Standards Codification (“ASC”) Topic 326 - “Financial Instruments-Credit Losses” (“ASC 326”) on January 1, 2023. The Company adopted the provisions of ASC 326 using the modified retrospective transition approach, and recorded a net decrease of $1.6 million to the beginning balance of retained earnings as of January 1, 2023, for the cumulative effect adjustment (net of tax effects). The Company uses the weighted average remaining maturity (“WARM”) method as the basis for the estimation of expected credit losses under CECL. The calculation of the allowance for credit losses (“ACL”) is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for a required ACL and are not included in the collective evaluation. Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the Company determines that foreclosure is probable, the fair value of the collateral securing the loan, less estimated selling costs.

Although management uses the best information available to make these estimates, future adjustments to the ACL may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the ACL in future periods. A discussion of facts and circumstances considered by management in determining the ACL is included in Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans Held for Investment.

Financial Overview and Highlights

Community West Bancshares is a financial services company headquartered in Goleta, California that provides full-service banking and lending through its wholly owned subsidiary Community West Bank (“CWB”), which has seven California branch banking offices located in Goleta, Oxnard, San Luis Obispo, Santa Barbara, Santa Maria, Ventura, and Paso Robles.

Financial Result Highlights of 2023

The significant financial results of and factors impacting the Company as of and for the year ended December 31, 2023 were:

•	Net income of $7.3 million, or $0.81 per diluted share for the year ended December 31, 2023, compared to $13.4 million, or $1.51 per diluted share for the year ended December 31, 2022.

•	Net interest income was $42.4 million for the year ended December 31, 2023, compared to $45.8 million for the year ended December 31, 2022.
•	Net interest margin was 4.02% for 2023, compared to 4.21% for 2022.
•	Total deposits were $852.9 million at December 31, 2023, compared to $875.1 million at December 31, 2022.
•	Total demand deposits represented 64.0% of total deposits at December 31, 2023, compared to 73.7% at December 31, 2022.
•	Total loans (including loans held for sale) were $967.5 million at December 31, 2023, compared to $955.3 million at December 31, 2022.
•	Book value per common share increased to $13.10 at December 31, 2023, compared to $12.80 at December 31, 2022.
•
Provision (credit) for credit losses was $(395) thousand for the year ended December 31, 2023, compared to $(195) thousand for the year ended December 31, 2022. Net loan loss recoveries during 2023 were $214 thousand compared to $556 thousand in 2022.

•	The Bank’s Tier one leverage ratio was 10.88% at December 31, 2023 compared to 10.34% at December 31, 2022.
•	Non-accrual loans were $4.0 million at December 31, 2023 compared to $211 thousand at December 31, 2022.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance as of and for the year ended December 31, 2023, throughout the analysis sections of this Form 10-K.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands, except per share amounts)

Net income available to common stockholders	$7,316	$13,449	$13,101
Basic earnings per share	0.83	1.54	1.53
Diluted earnings per share	0.81	1.51	1.50
Total assets	1,087,068	1,091,502	1,157,052
Gross loans (including loans held for sale)	967,472	955,342	892,083
Allowance for credit losses	12,451	10,765	10,404
Total deposits	852,938	875,084	950,131
Net interest margin	4.02%	4.21%	4.03%
Return on average assets	0.68%	1.20%	1.21%
Return on average common equity	6.37%	12.48%	13.68%
Dividend payout ratio	38.55%	19.13%	17.66%
Equity to assets ratio	10.68%	10.32%	8.76%

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

	Year Ended December 31,
	2023	2022	2021
	( dollars in thousands)
Non-accrual loans (net of guaranteed portion)	$4,006	$211	$565
Non-accrual loans to total loans (including loans held for sale)	0.41%	0.02%	0.06%
Allowance for credit losses to total loans held for investment	1.31%	1.15%	1.20%
Allowance for credit losses to nonaccrual loans	311%	5,102%	1,841%
Net (recoveries) charge-offs to average loans	(0.02)%	(0.06)%	(0.04)%

Asset and Deposit Growth

The Company’s assets and liabilities are comprised primarily of loans and deposits, respectively. The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. Total assets decreased to $1.09 billion at December 31, 2023, compared to December 31, 2022. However, during this same period, gross loans (including loans held for sale) increased by $12.1 million, or 1.3%, to $967.5 million as of December 31, 2023 compared to $955.3 million as of December 31, 2022. Total deposits decreased by 2.5% to $852.9 million as of December 31, 2023, from $875.1 million as of December 31, 2022.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2023	2022	(Decrease)	2022	2021	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$57,522	$49,138	$8,384	$49,138	$46,078	$3,060
Interest expense	15,115	3,328	11,787	3,328	3,704	(376)
Net interest income	42,407	45,810	(3,403)	45,810	42,374	3,436
Provision (credit) for credit losses	(395)	(195)	(200)	(195)	(181)	(14)
Net interest income after provision (credit) for credit losses	42,802	46,005	(3,203)	46,005	42,555	3,450
Non-interest income	3,753	3,978	(225)	3,978	3,753	225
Non-interest expenses	35,745	31,272	4,473	31,272	27,995	3,277
Income before provision for income taxes	10,810	18,711	(7,901)	18,711	18,313	398
Provision for income taxes	3,494	5,262	(1,768)	5,262	5,212	50
Net income	$7,316	$13,449	$(6,133)	$13,449	$13,101	$348
Earnings per share - basic	$0.83	$1.54	$(0.71)	$1.54	$1.53	$0.01
Earnings per share - diluted	$0.81	$1.51	$(0.70)	$1.51	$1.50	$0.01

Interest Rates and Differentials

The following table illustrates average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended:

	December 31, 2023			December 31, 2022			December 31, 2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Interest-Earning Assets
Federal funds sold and interest-earning deposits	$76,314	$3,699	4.85%	$119,524	$1,226	1.03%	$139,217	$230	0.17%
Investment securities	24,265	1,267	5.22%	47,949	1,255	2.62%	27,011	725	2.68%
Loans(1)	954,492	52,556	5.51%	921,638	46,657	5.06%	884,601	45,123	5.10%
Total interest-earnings assets	1,055,071	57,522	5.45%	1,089,111	49,138	4.51%	1,050,829	46,078	4.38%
Nonearning Assets
Cash and due from banks	1,959			2,169			2,149
Allowance for credit losses	(12,184)			(10,906)			(10,245)
Other assets	36,928			37,751			39,826
Total Assets	$1,081,774			$1,118,125			$1,082,559

Interest-Bearing Liabilities
Interest-bearing demand deposits	$395,328	$7,004	1.77%	$480,472	$1,508	0.31%	$467,720	$1,702	0.36%
Savings	19,133	53	0.28%	24,317	60	0.25%	20,749	76	0.37%
Certificates of deposit	241,633	7,103	2.94%	160,788	943	0.59%	182,108	1,057	0.58%
Total interest-bearing deposits	656,094	14,160	2.16%	665,577	2,511	0.38%	670,577	2,835	0.42%
FHLB advances and other borrowings	92,838	955	1.03%	90,795	817	0.90%	94,343	869	0.92%
Total interest-bearing liabilities	748,932	15,115	2.02%	756,372	3,328	0.44%	764,920	3,704	0.48%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	199,968			237,849			205,820
Other liabilities	18,046			16,151			16,049
Stockholders’ equity	114,828			107,753			95,770
Total Liabilities and Stockholders’ Equity	$1,081,774			$1,118,125			$1,082,559

Net interest income and margin(2)		$42,407	4.02%		$45,810	4.21%		$42,374	4.03%
Net interest spread(3)			3.43%			4.07%			3.90%
Total cost of deposits(4)			1.65%			0.28%			0.32%
Total cost of funds(5)			1.59%			0.33%			0.37%

(1)
Includes nonaccrual loans and loans held for sale, and is net of deferred fees, related direct costs, premiums, and discounts, but excludes the allowance for credit losses. Interest income includes net accretion/(amortization) of deferred fees, costs, premiums, and discounts of $0.4 million, $0.9 million, and $3.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.
(3)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)
Total cost of deposits (including the effect of noninterest-bearing demand deposits) is calculated by dividing total interest expense on interest-bearing deposits by the sum of total average interest-bearing deposits and noninterest-bearing demand deposits.

(5)
Total cost of funds (including the effect of noninterest-bearing demand deposits) is calculated by dividing total interest expense by the sum of total average interest-bearing liabilities and noninterest-bearing demand deposits.

The table below sets forth the relative impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31, 2023 versus 2022			Year Ended December 31, 2022 versus 2021
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Federal funds sold and interest-earning deposits	$(445)	$2,918	$2,473	$(33)	$1,029	$996
Investment securities	(620)	632	12	559	(29)	530
Loans	1,646	4,253	5,899	1,901	(367)	1,534
Total interest income	581	7,803	8,384	2,427	633	3,060

Interest expense:
Interest-bearing demand deposits	(265)	5,761	5,496	46	(240)	(194)
Savings	(13)	6	(7)	13	(29)	(16)
Time deposits	477	5,683	6,160	(129)	15	(114)
Total interest-bearing deposits	199	11,450	11,649	(70)	(254)	(324)
FHLB advances and other borrowings	18	120	138	(34)	(18)	(52)
Total interest expense	217	11,570	11,787	(104)	(272)	(376)
Net change	$364	$(3,767)	$(3,403)	$2,531	$905	$3,436

(1)	Changes due to both volume and rate have been allocated proportionately between changes in volume and rate.

Comparison of interest income, interest expense, and net interest margin

The Company’s primary source of revenue is interest income. Interest income for the year ended December 31, 2023, was $57.5 million, an increase from $49.1 million for the year ended December 31, 2022. The average yield on interest-earning assets during 2023 was 5.45%, compared to 4.51% during the prior year. The increase in interest income during 2023 was mainly the result of an increase in the rate earned on loans to 5.51% during for the year ended December 31, 2023, compared to 5.06% for the year ended December 31, 2022. This increase in the rates earned on loans resulted from increased loan rates on new originations, loan prepayment revenue, and the impact of higher benchmark interest rates for variable rate loans. The average balance of outstanding loans also increased by $32.9 million during 2023. In addition, interest income benefitted from an increase in the average rate earned on federal funds sold and interest earning deposits to 4.85% in 2023 compared to 1.03% in 2022, reflecting a full year’s benefit of the increases in the Federal Reserve’s target federal funds rate during 2022 and 2023. These increases were partially offset by decreases in the average outstanding balances of federal funds sold, interest-earning deposits, and investment securities.

Interest expense for the year ended December 31, 2023, increased by $11.8 million to $15.1 million compared to $3.3 million for the year ended December 31, 2022. For the year ended December 31, 2023, the cost of interest bearing deposits was 2.16%, compared to 0.38% for the year ended December 31, 2022. Including the impact of non-interest bearing deposits, the total cost of deposits was 1.65% for year ended December 31, 2023, compared to 0.28% for the year ended December 31, 2022. These increases reflect competitive pricing pressures and the Company’s decision to increase wholesale funding in response to the current operating environment.

The cost of FHLB advances and other borrowings was 1.03% and 0.90% for the years ended December 31, 2023 and 2022, respectively. The higher cost of other borrowings in 2023 was the result of the increased use of overnight advances from the FHLB and an advance on the Company’s line of credit to provide additional liquidity.

The net impact of these changes was a decrease in the net interest margin during 2023 to 4.02% compared to 4.21% for 2022. Net interest income was $42.4 million for the year ended December 31, 2023, which represented a $3.4 million decrease from net interest income of $45.8 million for the year ended December 31, 2022.

Provision for credit losses

The provision (credit) for credit losses consisted of the following components for the periods indicated:

	2023	2022	2021
	(in thousands)
Provision (credit) for credit losses for:
Loans	$(339)	$(195)	$(181)
Off-balance sheet commitments	(56)	—	2
Total provision (credit) for credit losses(1)	$(395)	$(195)	$(179)

(1)
In accordance with the applicable GAAP rules in place at the time, the only item reported on the Provision (credit) for credit losses line on the consolidated income statements for the years ended December 31, 2022 and 2021, was the provision (credit) for credit losses for loans. The provision for credit losses for off-balance sheet commitments for those periods was recorded in other non-interest expense.

The Company recorded net loan recoveries of $214 thousand and $556 thousand for years ended December 31, 2023 and 2022, respectively. The percentage of nonaccrual loans to the total loan portfolio (including loans held for sale) was 0.41% as of December 31, 2023, compared to 0.02% at December 31, 2022. The ACL compared to nonaccrual loans was 311% as of December 31, 2023, compared to 5,102% as of December 31, 2022. Total past due loans increased to $16.9 million as of December 31, 2023, from $2.9 million as of December 31, 2022. Of the total increase of $14.1 million in delinquent loans greater than 30 days during 2023, $9.7 million of the increase related to loans that were 30-59 days past due, while $4.3 million of the increase related to loans that were greater than 90 days past due.

Non-interest Income

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2023	2022	(Decrease)	2022	2021	(Decrease)
	(in thousands)
Other loan fees	$944	$1,161	$(217)	$1,161	$1,349	$(188)
Gains from loan sales, net	171	257	(86)	257	475	(218)
Document processing fees	352	422	(70)	422	512	(90)
Service charges	626	438	188	438	302	136
Other income	1,660	1,700	(40)	1,700	1,115	585
Total non-interest income	$3,753	$3,978	$(225)	$3,978	$3,753	$225

Total non-interest income decreased $225 thousand for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to lower origination fee income from Farmer Mac loans and lower loan sale gains due to lower loan sale volume during 2023 compared to the prior year. These decreases were partially offset by an increase in service charges due to an increase in the volume of nonsufficient funds and account analysis charges during the period.

Non-Interest Expenses

The following tables present a summary of non-interest expenses for the periods presented:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2023	2022	(Decrease)	2022	2021	(Decrease)
	(in thousands)
Salaries and employee benefits	$21,605	$19,637	$1,968	$19,637	$18,624	$1,013
Occupancy, net	4,380	4,180	200	4,180	3,254	926
Professional services	3,728	2,923	805	2,923	1,645	1,278
Advertising and marketing	926	921	5	921	734	187
Data processing	1,407	1,265	142	1,265	1,215	50
Depreciation	727	711	16	711	780	(69)
FDIC assessment	1,013	577	436	577	485	92
Other expenses	1,959	1,058	901	1,058	1,258	(200)
Total non-interest expenses	$35,745	$31,272	$4,473	$31,272	$27,995	$3,277

Total non-interest expenses for the year ended December 31, 2023, increased by $4.5 million from the prior year. The increase of $2.0 million in salaries and employee benefits during the year was due to wage competition, increased benefit and insurance costs, and an increase in stock-based compensation expense. The $0.8 million increase in professional services expenses was the result of increased accounting and consulting costs related to the proposed merger with Central Valley Community Bancorp, testing of the effectiveness of the Company’s internal control over financial reporting, and to support strategic and technology initiatives. FDIC assessment expense increased $0.4 million during 2023 as a result of higher premiums due to higher wholesale funding concentrations. The increase in other expenses of $0.9 million during the year is related to legal expense recoveries recorded during the year ended December 31, 2022 and merger related legal fees incurred in 2023.

Income Taxes

The provision for income taxes for the year ended December 31, 2023, was $3.5 million compared to $5.3 million for the year ended December 31, 2022. The effective income tax rate was 32.3% and 28.1% for 2023 and 2022, respectively. The increase in the effective tax rate is due to merger-related expenses that are not deductible for income tax purposes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis, including operating losses and tax credit carryforwards. Net deferred tax assets of $5.8 million at December 31, 2023, were reported in the consolidated balance sheets as a component of other assets.

ASC Topic 740 - Income Taxes (“ASC 740”) requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. A valuation allowance is established for deferred tax assets if, based on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

There was no valuation allowance on deferred tax assets at December 31, 2023 and 2022. The Company continues to be profitable, and management believes that the Company will generate sufficient taxable income in future periods to utilize deferred tax assets before they expire.

ASC 740 also prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2023 and 2022.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 13 - Income Taxes in the consolidated financial statements.

BALANCE SHEET

Total assets decreased $4.4 million to $1.09 billion at December 31, 2023. The majority of the decrease was related to decreases in securities available-for-sale of $11.5 million and in other assets of $9.4 million, respectively. These decreases were partially off by an increase in total loans held for investment of $16.5 million to $950.8 million at December 31, 2023, primarily due to increases in commercial real estate loans (which include land, construction, and SBA 504 loans) and manufactured housing loans. Total commercial real estate loans increased by 2.8% to $560.4 million at December 31, 2023, compared to $545.3 million at December 31, 2022, and comprised 57.9% of the gross loan portfolio (including loans held for sale) at December 31, 2023. Manufactured housing loans increased by 4.6% to $330.4 million at December 31, 2023, compared to $315.8 million at December 31, 2022, and represented 34.1% of the gross loan portfolio.

Total liabilities decreased $8.0 million, or 0.8%, to $970.8 million at December 31, 2023, from $978.9 million at December 31, 2022. The majority of this decrease was due to a reduction in deposit balances, specifically demand deposits. Total deposits decreased $22.1 million to $852.9 million at December 31, 2023, from $875.1 million at December 31, 2022. Interest-bearing demand deposits were $377.5 million at December 31, 2023, a decrease of $50.6 million from $428.2 million at December 31, 2022. Noninterest-bearing demand deposits decreased $47.9 million to $168.6 million at December 31, 2023, from $216.5 million at December 31, 2022. These decreases were a result of both planned and unplanned withdrawals due to competition that put pressure on pricing and client retention. The decreases in demand deposits were partially offset by increases of $83.6 million in time deposits and $10.0 million in other borrowings at December 31, 2023.

Total stockholders’ equity increased to $116.2 million at December 31, 2023, from $112.7 million at December 31, 2022. This increase was primarily from net income of $7.3 million and stock-based compensation and exercises of stock options totaling  $920 thousand, partially offset by common stock dividends declared and paid of $2.8 million and the $1.6 million cumulative effect adjustment of the impact of adoption of ASC 326 on January 1, 2023. Book value per common share was $13.10 at December 31, 2023 compared to $12.80 at December 31, 2022.

The following tables present the Company’s average balances for the dates indicated:

	For the Years Ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
ASSETS:	(in thousands)
Cash and due from banks	$1,959	0.2%	$2,169	0.2%	$2,149	0.2%
Interest-earning deposits in other institutions	76,314	7.1%	119,524	10.7%	139,217	12.9%
Investment securities available-for-sale	16,904	1.6%	40,552	3.6%	18,878	1.7%
Investment securities held-to-maturity	2,305	0.2%	2,668	0.2%	3,443	0.3%
Investment securities measured at fair value	289	0.0%	224	0.0%	199	0.0%
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,767	0.4%	4,505	0.4%	4,491	0.4%
Loans held for sale and loans held for investment, net	942,308	87.1%	910,732	81.5%	874,356	80.9%
Servicing assets	1,392	0.1%	1,575	0.1%	1,525	0.1%
Other assets acquired through foreclosure, net	1,409	0.1%	2,304	0.2%	2,580	0.2%
Premises and equipment, net	6,004	0.6%	6,412	0.6%	6,870	0.6%
Other assets	28,123	2.6%	27,460	2.5%	28,851	2.7%
TOTAL ASSETS	$1,081,774	100.0%	$1,118,125	100.0%	$1,082,559	100.0%

LIABILITIES:
Deposits:
Non-interest-bearing demand	$199,968	18.5%	$237,849	21.3%	$205,820	19.0%
Interest-bearing demand	395,328	36.5%	480,472	43.0%	467,720	43.3%
Savings	19,133	1.8%	24,317	2.2%	20,749	1.9%
Time certificates over $250,000	7,026	0.6%	4,769	0.4%	13,965	1.3%
Other time certificates	234,607	21.7%	156,019	14.0%	168,143	15.5%
Total deposits	856,062	79.1%	903,426	80.9%	876,397	81.0%
FHLB advances and other borrowings	92,838	8.6%	90,795	8.1%	94,343	8.7%
Other liabilities	18,046	1.6%	16,151	1.4%	16,049	1.5%
Total liabilities	966,946	89.3%	1,010,372	90.4%	986,789	91.2%
STOCKHOLDERS’ EQUITY
Common stock	46,219	4.3%	45,186	4.0%	43,627	4.0%
Retained earnings	69,777	6.5%	62,940	5.6%	52,059	4.8%
Accumulated other comprehensive (loss) income	(1,168)	(0.1)%	(373)	0.0%	84	0.0%
Total stockholders’ equity	114,828	10.7%	107,753	9.6%	95,770	8.8%
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,081,774	100.0%	$1,118,125	100.0%	$1,082,559	100.0%

Loans Held for Sale

As of December 31, 2023 and 2022, the Company had approximately $4.5 million and $5.2 million, respectively, of SBA loans included in loans held for sale. The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock. The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program. As of December 31, 2023 and 2022, the Company had $12.1 million and $15.8 million of USDA loans included in loans held for sale, respectively.

Loan Portfolio

Market Summary
Total gross loans, including loans held for sale, increased by $12.2 million during 2023 to $968.4 million. The majority of this increase was driven by growth in the commercial real estate and manufactured housing loan portfolios. Total commercial real estate loans increased by $15.1 million and total manufactured housing loans increased by $14.5 million at December 31, 2023.

The table below summarizes the distribution of the Company’s loans (including loans held for sale) at the year-end:

	December 31,
	2023	2022
	(dollars in thousands)
Manufactured housing	$330,358	$315,825
Commercial real estate	560,373	545,317
Commercial	46,255	59,070
SBA	1,753	3,482
HELOC	2,556	2,613
Single family real estate	10,350	8,709
Consumer	71	107
Loans held for sale	16,648	21,033
Total loans	968,364	956,156
Less:
Allowance for credit losses	12,451	10,765
Deferred fees, net	867	787
Discount on SBA loans	25	27
Total loans, net	$955,021	$944,577
Percentage to Total Loans:
Manufactured housing	34.1%	33.0%
Commercial real estate	57.9%	57.0%
Commercial	4.8%	6.2%
SBA	0.2%	0.4%
HELOC	0.3%	0.3%
Single family real estate	1.0%	0.9%
Consumer	0.0%	0.0%
Loans held for sale	1.7%	2.2%
Total	100.0%	100.0%

Commercial Loans
Commercial loans consist of term loans and revolving business lines of credit. Under the terms of the revolving lines of credit, the Company grants a maximum loan amount, which remains available to the business during the loan term. The collateral for these loans typically consists of Uniform Commercial Code (“UCC-1”) lien filings, real estate, and personal guarantees. The Company does not extend material loans of this type with maturity dates in excess of five years.

Commercial Real Estate
Commercial real estate and construction loans are primarily made for the purpose of purchasing, improving, or constructing commercial and industrial properties. This loan category also includes SBA 504 loans and land loans.

Commercial and industrial real estate loans are primarily secured by nonresidential property, such as office buildings or other commercial property. Loan to appraised value ratios on nonresidential real estate loans are generally restricted to 75% of appraised value of the underlying real property if occupied by the owner or owner’s business; otherwise, these loans are generally restricted to 70% of appraised value of the underlying real property.

The Company makes real estate construction loans on commercial properties and single-family dwellings for speculative purposes. These loans are collateralized by first and second trust deeds on real property. Construction loans are generally written with terms of six to eighteen months and usually do not exceed a loan to appraised value of 75%.

SBA 504 loans are made in conjunction with Certified Development Companies. These loans are granted to purchase or construct real estate or acquire machinery and equipment. The loan is structured with a conventional first trust deed provided by a private lender and a second trust deed which is funded through the sale of debentures. The predominant structure is terms of 10% down payment, 50% conventional first loan, and 40% debenture. Construction loans of this type must provide additional collateral to reduce the loan-to-value to approximately 75%. Conventional and investor loans are sometimes funded by our secondary-market partners and CWB receives a premium for these transactions.

SBA Loans
SBA loans consist of SBA 7(a), Business and Industry loans (“B&I”), and SBA Paycheck Protection Program (PPP) loans. The SBA 7(a) loan proceeds are used for working capital, machinery and equipment purchases, land and building purposes, leasehold improvements, and debt refinancing. At present, the SBA guarantees as much as 85% on loans up to $150,000 and 75% on loans more than $150,000. The SBA’s maximum exposure amount is $3,750,000. The Company may sell a portion of the loans, however, under the SBA 7(a) loan program, the Company is required to retain a minimum of 5% of the principal balance of each loan it sells into the secondary market.

B&I loans are guaranteed by the U.S. Department of Agriculture. The maximum guaranteed amount is 60% to 80% depending on the size of the loan. B&I loans are similar to the SBA 7(a) loans but are made to businesses in designated rural areas. These loans can also be sold into the secondary market.

Agricultural Loans for Real Estate and Operating Lines
The Company has an agricultural lending program for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock. The primary product is supported by guarantees issued from the USDA, FSA, and the USDA B&I loan program. The FSA loans typically have a 90% guarantee up to $2,236,000 (amount adjusted annually based on inflation) for up to 40 years, but not always. The Company had $24.4 million of commercial agriculture loans at December 31, 2023, of which $12.2 million had FSA guarantees and were classified as held for sale.

CWB is an approved Farmer Mac lender under the Farmer Mac I and Farmer Mac II Programs. Under the Farmer Mac I program, loans are sourced by CWB, underwritten, funded, and serviced by Farmer Mac. CWB receives an origination fee and an ongoing field servicing fee of 25 basis points to 115 basis points for maintaining the relationship with the borrower and performing certain loan compliance monitoring, and other duties as directed by the Central Servicer.

Manufactured Housing Loans
CWB originates loans secured by manufactured homes located in approved rental, co-operative ownership, condominium, and planned unit development mobile home parks in Santa Barbara, Ventura, and San Luis Obispo Counties as well as along the California coast from San Diego to San Francisco. The loans are made to borrowers for purchasing or refinancing new or existing manufactured homes. The loans are made under either fixed rate programs for terms of 10 to 20 years or adjustable-rate programs with terms of 25 to 30 years. The adjustable-rate loans generally have an initial fixed rate period of five years and then adjust annually subject to interest rate caps.

HELOC
Home equity lines of credit (“HELOC”) held at the Bank are lines of credit collateralized by residential real estate. Typically, HELOCs are collateralized by a second deed of trust. The combined loan-to-value, first trust deed and second trust deed, are not to exceed 75% on all HELOCs. The Bank is not actively originating new HELOCs.

Single Family Real Estate Loans
Until the third quarter of 2015, the Company originated loans that consisted of first and second mortgage loans secured by trust deeds on one-to-four family homes. These loans were made to borrowers for purposes such as purchasing a home, refinancing an existing home, or home improvement projects.

Consumer Loans
Consumer loans consist of automobile and general-purpose loans made to individuals, as well as overdraft deposit accounts.

Loan Maturities and Sensitivity to Interest Rates
The following table sets forth the amount of loans (including loans held for sale) outstanding by type of loan as of December 31, 2023, that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due in One Year or Less	Due After One Year to Five Years	Due After Five to 15 Years	Due After 15 Years	Total
		(in thousands)
Manufactured housing
Floating rate	$6,512	$30,879	$102,125	$52,136	$191,652
Fixed rate	7,148	31,090	76,514	23,954	138,706
Commercial real estate
Floating rate	59,139	87,683	189,291	47	336,160
Fixed rate	20,316	54,807	149,090	—	224,213
Commercial
Floating rate	14,956	16,221	4,637	11,040	46,854
Fixed rate	2,649	7,497	1,438	—	11,584
SBA
Floating rate	613	2,075	2,949	581	6,218
Fixed rate	—	—	—	—	—
HELOC
Floating rate	—	2,556	—	—	2,556
Fixed rate	—	—	—	—	—
Single family real estate
Floating rate	275	1,523	4,074	408	6,280
Fixed rate	255	1,159	2,589	67	4,070
Consumer
Floating rate	—	—	—	—	—
Fixed rate	44	—	—	27	71
Total	$111,907	$235,490	$532,707	$88,260	$968,364

Note that net deferred loan fees and discounts on SBA loans totaling $892 thousand were not included in the above loan balances.

At December 31, 2023, total loans consisted of 60.9% with floating rates and 39.1% with fixed rates. Variable rate manufactured housing loans, which generally have an initial fixed rate period for the first five years, are included in floating rate loans.

The following table presents loans due after one year as of December 31, 2023:

	Fixed Rate	Variable Rate	Total
	(in thousands)

Manufactured housing	$131,558	$185,140	$316,698
Commercial real estate	203,897	277,021	480,918
Commercial	8,935	31,898	40,833
SBA	—	5,605	5,605
HELOC	—	2,556	2,556
Single family real estate	3,815	6,005	9,820
Consumer	27	—	27
Total	$348,232	$508,225	$856,457

Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices on the Central Coast of California. The Company monitors concentrations within selected categories such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate, and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the manufactured housing and commercial real estate markets of these areas. As of December 31, 2023 and 2022, manufactured housing loans comprised 34.1% and 33.0%, of total loans (including loans held for sale), respectively. As of December 31, 2023 and 2022, commercial real estate loans accounted for approximately 57.9% and 57.0% of total loans (including loans held for sale), respectively. Approximately 27.5% and 24.5% of these commercial real estate loans were owner occupied at December 31, 2023 and 2022, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 50.3% and 50.4% at December 31, 2023 and 2022, respectively. The Company was within established policy limits at December 31, 2023 and 2022.

Interest Reserves
Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. The Company’s practice is to monitor the construction, sales, or leasing progress to determine the feasibility of ongoing construction and development projects. If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation or legal action as deemed appropriate. At December 31, 2023, the Company had 12 loans with an outstanding balance of $43.8 million with available interest reserves of $1.4 million. Total construction and land loans are approximately 5.3% and 5.2% of the Company’s loan portfolio at December 31, 2023 and 2022, respectively.

Asset Quality
For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans.

The following schedule reflects recorded investment in certain types of loans at the dates indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Total nonaccrual loans	$4,006	$211	$565
Allowance for credit losses to total nonaccrual loans	311%	5,102%	1,841%
Nonaccrual loans to total loans outstanding	0.41%	0.02%	0.06%

Loans 30 through 89 days past due with interest accruing	$12,643	$2,880	$704
Allowance for credit losses to gross loans held for investment	1.31%	1.15%	1.20%

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

The following table summarizes the composition of nonaccrual loans:

	At December 31, 2023			At December 31, 2022
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Manufactured housing	$990	24.71%	0.10%	$61	28.91%	0.01%
Commercial real estate	2,791	69.68%	0.29%	—	0.00%	0.00%
Commercial	87	2.17%	0.01%	—	0.00%	0.00%
HELOC	138	3.44%	0.01%	—	0.00%	0.00%
Single family real estate	—	0.00%	0.00%	150	71.09%	0.01%
Total nonaccrual loans	$4,006	100.00%	0.41%	$211	100.00%	0.02%

Total nonaccrual loan balances increased by $3.8 million to $4.0 million at December 31, 2023, from $0.2 million at December 31, 2022. None of the nonaccrual loans were guaranteed by the U.S. government or its agencies at December 31, 2023 or 2022. The percentage of nonaccrual loans to the total loan portfolio increased to 0.41% as of December 31, 2023, from 0.02% at December 31, 2022.

The following table reflects net (recoveries) charge-offs by portfolio type for the periods indicated.

	December 31,
	2023	2022	2021

	(dollars in thousands)
Net charge-offs (recoveries):
Manufactured housing	$(82)	$(139)	$(218)
Commercial real estate	(53)	(80)	(80)
Commercial	(47)	(190)	(40)
SBA	(32)	(134)	(47)
HELOC	—	(12)	(6)
Single family real estate	—	—	(1)
Consumer	—	(1)	1
Total net (recoveries) charge-offs	$(214)	$(556)	$(391)

Average loan balance
Manufactured housing	$320,714	$305,318	$288,039
Commercial real estate	556,331	520,240	438,792
Commercial	57,982	69,994	71,866
SBA	6,882	13,331	73,672
HELOC	2,561	3,686	2,137
Single family real estate	9,260	8,935	9,996
Consumer	762	134	99
Total average loan balance	$954,492	$921,638	$884,601

Net charge-offs annualized percentage
Manufactured housing	(0.03)%	(0.05)%	(0.08)%
Commercial real estate	(0.01)%	(0.02)%	(0.02)%
Commercial	(0.08)%	(0.27)%	(0.06)%
SBA	(0.46)%	(1.01)%	(0.06)%
HELOC	0.00%	(0.33)%	(0.28)%
Single family real estate	0.00%	0.00%	(0.01)%
Consumer	0.00%	(0.75)%	1.01%
Total net (recoveries) charge-offs to average loans	(0.02)%	(0.06)%	(0.04)%

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

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of December 31, 2023:

	Manufactured Homes	Single Family Residence	Machinery & Equipment	Total
December 31, 2023:	(in thousands)
Manufactured housing	$1,196	$—	$—	$1,196
Commercial real estate	2,791	—	—	2,791
Commercial	—	—	1,203	1,203
Single family real estate	—	138	—	138
Total	$3,987	$138	$1,203	$5,328

Prior to the adoption of ASC 326, a loan was considered impaired when, based on current information, it was probable that the Company would have been unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal or interest payments. Loans that experienced insignificant payment delays or payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays or payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considered the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For collateral-dependent loans, the Company used the fair value of collateral method to measure impairment. All other loans were measured for impairment based on the present value of future cash flows.

The following schedule summarizes impaired loans and specific reserves by loan class as of December 31, 2022:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
Impaired Loans as of December 31, 2022:	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$2,918	$209	$67	$41	$—	$208	$—	$3,443
Impaired loans with no allowance recorded	1,166	—	1,297	—	—	151	—	2,614
Total loans individually evaluated for impairment	4,084	209	1,364	41	—	359	—	6,057
Related Allowance for Loan Losses:
Allowance for impaired loans	157	18	—	1	—	8	—	184
Total impaired loans, net of allowance	$3,927	$191	$1,364	$40	$—	$351	$—	$5,873

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

At December 31, 2023, the allowance for credit losses for loans was $12.5 million or 1.31% of gross loans compared to $10.8 million or 1.15% of gross loans at December 31, 2022.

During the year ended December 31, 2023, the allowance for credit losses on loans increased by $1.7 million to $12.5 million from $10.8 million at December 31, 2022. When the Company adopted the provisions of ASC 326 on January 1, 2023, it recorded the required $1.8 million increase, net of tax, directly to retained earnings. The Company recorded a provision (credit) for credit losses for loans of $(339) thousand during the year ended December 31, 2023, primarily due to a reduction in the qualitative factor related to the percentage of the state of California that was experiencing a drought. This reduction was partially offset by growth in the loan portfolio and an increase in historical loss factors for certain pools.

The following table summarizes the allocation of the ACL by loan type. However, allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2023		2022
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans
	(dollars in thousands)
Manufactured housing	$5,378	34.7%	$3,879	33.8%
Commercial real estate	6,309	58.9%	5,980	58.4%
Commercial	554	4.8%	747	6.2%
SBA	4	0.2%	21	0.4%
HELOC	41	0.3%	27	0.3%
Single family real estate	164	1.1%	107	0.9%
Consumer	1	0.0%	4	0.0%
Total	$12,451	100.0%	$10,765	100.0%

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

The weighted average yields of investment securities by maturity period were as follows at December 31, 2023:

	December 31, 2023
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$469	5.85%	$2,861	6.89%	$3,330	6.74%
U.S. government agency CMO	—	—	—	—	453	3.43%	3,491	5.66%	3,944	5.40%
Corporate debt securities	—	—	—	—	7,958	3.74%	—	—	7,958	3.74%
Total	$—	—	$—	—	$8,880	3.84%	$6,352	6.21%	$15,232	4.83%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$826	3.99%	$1,309	4.57%	$2,135	4.35%
Total	$—	—	$—	—	$826	3.99%	$1,309	4.57%	$2,135	4.35%
Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay certain investment securities. Changes in interest rates may also impact prepayment or call options.

The net unrealized losses on available-for-sale securities increased to $1.5 million at December 31, 2023 compared to $1.1 million at December 31, 2022. The increase in the net unrealized losses during 2023 was the result of increases in benchmark interest rates during the same period. As of December 31, 2023, there was no ACL for available-for-sale or held-to-maturity securities. For available-for-sale securities where the security’s estimated fair value was below its amortized cost, such declines were deemed non-credit related and recorded as an adjustment to accumulated other comprehensive income, net of tax. Non-credit related declines in the fair value of available-for-sale investment securities can be attributed to changes in interest rates and other market-related factors. The Company did not record an allowance for credit losses for held-to maturity securities because the likelihood of non-repayment is remote.

During the year ended December 31, 2023, we recorded an allowance for credit losses for available-for-sale securities (through the provision for credit losses) of $103 thousand related to corporate debt securities whose issuers experienced downgrades in their credit ratings to below what is considered to be investment grade. The ACL was determined using the discounted cash flow method, using estimated loss rates that were derived from averages for corporate debt securities with similar credit ratings. During the fourth quarter of 2023, the ACL was reversed (through the provision (credit) for credit losses) because of improvements in the credit quality of the issuers of the impacted bonds.

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of period	$2,250	$2,518	$2,614
Additions	1,576	—	136
Proceeds from dispositions	(2,967)	(384)	—
Gains (losses) on sales, net	123	116	(232)
Balance, end of period	$982	$2,250	$2,518

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily manufactured housing) are classified as other assets acquired through foreclosure and are reported at fair value at the time of foreclosure less estimated costs to sell. Costs relating to development or improvement of the assets are capitalized and costs related to holding the assets are charged to expense. At December 31, 2023 and 2022, the Company had a $114 thousand and $305 thousand valuation allowance on foreclosed assets, respectively.

Deposits

The average balances by deposit type as of the dates presented below:

	Year Ended December 31,
	2023		2022		2021
	Average Balance	Percent of Total	Average Balance	Percent of Total	Average Balance	Percent of Total
	(dollars in thousands)
Non-interest-bearing demand	$199,968	23.4%	$237,849	26.3%	$205,820	23.5%
Interest-bearing demand	395,328	46.2%	480,472	53.2%	467,720	53.3%
Savings	19,133	2.2%	24,317	2.7%	20,749	2.4%
Certificates of deposit ($250,000 or more)	7,026	0.8%	4,769	0.5%	13,965	1.6%
Other certificates of deposit	234,607	27.4%	156,019	17.3%	168,143	19.2%
Total deposits	$856,062	100.0%	$903,426	100.0%	$876,397	100.0%

Total deposits decreased to $852.9 million at December 31, 2023, from $875.1 million at December 31, 2022, a decrease of $22.1 million. Non-interest-bearing demand deposits decreased by $47.9 million to $168.6 million at December 31, 2023, compared to $216.5 million at December 31, 2022. Interest-bearing demand deposits decreased by $50.6 million to $377.5 million at December 31, 2023, compared to $428.2 million at December 31, 2022. Total demand deposits decreased by $98.5 million at December 31, 2023, compared to December 31, 2022, primarily due to net outflows of money market deposits as a result of the higher interest rate environment. Time deposits increased by $83.6 million to $290.5 million at December 31, 2023, compared to $206.9 million at December 31, 2022. The increase in time deposit balances related to increased balances from wholesale funding. Deposits have been the primary source of funding the Company’s asset growth. In addition, the Bank is a member of Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) services. Both CDARS and ICS provide a mechanism for obtaining FDIC insurance for large deposits. At December 31, 2023 and 2022, the Company had $117.4 million and $69.2 million, respectively, of ICS deposits. At December 31, 2023 and 2022, the Company had $17.7 million and $51.1 million, respectively, of CDARS deposits.

Uninsured Deposits

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes.

The following table presents time certificate of deposits over the FDIC insurance limits by maturities as of December 31, 2023:

Over $ 250,000

Less than three months	$6,000
Three to six months	5,997
Six to twelve months	1,395
Over twelve months	—
Total	$13,392

The Company estimates its total uninsured deposits to be $187.6 million and $332.1 million as of December 31, 2023 and 2022, respectively.

The Company’s deposits may fluctuate as a result of local and national economic conditions. Management does not believe that deposit levels are influenced by seasonal factors.

FHLB Advances and Other Borrowings

The following table sets forth certain information regarding FHLB advances and other borrowings.

	December 31,
	2023	2022	2021
FHLB and FRB PPPLF Advances	(dollars in thousands)
Maximum month-end balance	$110,000	$110,000	$105,000
Balance at year end	$90,000	$90,000	$90,000
Average balance	$92,564	$90,795	$94,343
Other Borrowings
Maximum month-end balance	$10,000	$—	$—
Balance at year end	$10,000	$—	$—
Average balance	$274	$—	$—
Total borrowed funds	$100,000	$90,000	$90,000
Weighted average interest rate at end of year	1.65%	0.86%	0.86%
Weighted average interest rate during the year	1.03%	0.90%	1.04%

FHLB and FRB Advances

The Company utilizes borrowed funds to support liquidity needs. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. At December 31, 2023, the Company had $90.0 million of advances outstanding from the FHLB. No advances were outstanding from the FRB at December 31, 2023.

The Company also had $27.0 million of letters of credit with the FHLB at December 31, 2023 to secure public funds. The Company, through the Bank, has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. As of December 31, 2023, the Company had pledged $9.3 million of securities and $371.9 million of loans to the FHLB as collateral. At December 31, 2023, the Company had $112.8 million available for additional borrowing.

The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans. As of December 31, 2023, there were $293.7 million of loans pledged as collateral to the FRB. There were no outstanding FRB advances as of December 31, 2023. Available borrowing capacity was $110.7 million as of December 31, 2023.

Line of Credit

The Company has an unsecured line of credit agreement to borrow up to $10.0 million at Prime + 0.25%. The Company must maintain a compensating deposit with the lender of $1.0 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%. The Company was in compliance with all of the covenants at December 31, 2023. The line of credit matured in September 2023 and the Company renewed the line of credit for an additional two-year term with no other changes to the financial terms or covenants. As of December 31, 2023, there was $10.0 million outstanding on the revolving line of credit and the interest rate in effect was 8.75%; there were no outstanding balances on the revolving line of credit as of December 31, 2022.

Federal Funds Purchased Lines

The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There were no amounts outstanding on these lines as of December 31, 2023.

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

In November 2019, the federal banking agencies jointly issued a final rule which provides for an additional optional, simplified measure of capital adequacy, the community bank leverage ratio framework. The final rule was effective January 1, 2020. Under this framework, the bank would choose the option of using the community bank leverage ratio (“CBLR”). In order to qualify, a community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rules. The Company chose the CBLR option for calculation of its capital ratio in the first quarter of 2020. As of the fourth quarter 2021, the Company rescinded its CBLR election.

The following table illustrates the Bank’s regulatory ratios and the current adequacy guidelines as of December 31, 2023 and 2022. The fully phased in guidelines are also summarized.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier 1 Capital (To Average Assets)
December 31, 2023
CWB’s actual regulatory ratios	13.10%	11.89%	11.89%	10.88%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

December 31, 2022
CWB’s actual regulatory ratios	12.56%	11.44%	11.44%	10.34%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements including fully phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. CWB’s available liquidity is represented by cash, amounts due from banks, and non-pledged marketable securities. CWB manages its liquidity risk through operating, investing, and financing activities. In order to ensure funds are available when necessary, on at least a quarterly basis, CWB projects the amount of funds that will be required. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. In addition, loans and securities are pledged to the FHLB providing $112.8 million in available borrowing capacity as of December 31, 2023. Loans pledged to the FRB discount window provided $110.7 million in borrowing capacity at December 31, 2023. As of December 31, 2023, there were no outstanding borrowings from the FRB.

The Bank has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality, and a strong capital position. CWB’s liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Bank has asset/liability committees (“ALCO”) at the Board and Bank management level to review asset/liability management and liquidity issues.

The Company, through CWB, has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. Total fixed rate FHLB advances were $90.0 million at December 31, 2023 and 2022. At December 31, 2023, CWB had pledged to FHLB securities with a carrying value of $9.3 million and loans of $371.9 million.

The Company has an unsecured line of credit agreement to borrow up to $10.0 million at Prime + 0.25%. The Company must maintain a compensating deposit with the lender of $1.0 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0% and a maximum net non-accrual ratio of not more than 3%. The line of credit matured in September 2023 and the Company renewed the line of credit for an additional two-year term with no other changes to the financial terms or covenants. As of December 31, 2023, there was $10.0 million outstanding on the revolving line of credit; there were no outstanding balances on the revolving line of credit as of December 31, 2022.

The Company has not experienced disintermediation and does not believe this is a likely occurrence, although there is significant competition for core deposits. The liquidity ratio of the Bank was 9.57%, and 10.36% at December 31, 2023 and 2022, respectively. The Bank’s liquidity ratio fluctuates in conjunction with loan funding demands. The liquidity ratio consists of the sum of cash and due from banks, deposits in other financial institutions, available for sale investments, and loans held for sale divided by total assets.

As a legal entity, separate and distinct from the Bank, CWBC must rely on its own resources for its liquidity. CWBC’s routine funding requirements primarily consisted of certain operating expenses, common stock dividends, and interest payments on its borrowings. CWBC obtains funding to meet its obligations from dividends collected from CWB and fees charged for services provided to CWB and has the capability to issue equity and debt securities. Federal banking laws and regulatory requirements regulate the amount of dividends that may be paid by a banking subsidiary without prior approval. During 2023, CWBC declared dividends of $2.8 million. On January 26, 2024, the Company’s Board of Directors declared a $0.08 per share dividend payable February 29, 2024, to stockholders of record on February 9, 2024. The Company anticipates that it will continue to pay quarterly cash dividends in the future, although there can be no assurance that payment of such dividends will continue or that they will not be reduced.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations excluding accrued interest:

	December 31, 2023
	Less than 1 year	More than 1 year	Total
	(in thousands)
Time deposit maturities	$222,807	$67,741	$290,548
FHLB advances	—	90,000	90,000
Operating lease obligations	1,041	3,924	4,965
Total	$223,848	$161,665	$385,513

In the ordinary course of business, we enter into various transactions to meet the financing needs of our customers, which, in accordance with generally accepted accounting principles, are not included in our consolidated balance sheets. These transactions include off-balance sheet commitments, including commitments to extend credit and standby letters of credit. The following table presents a summary of the Company’s commitments to extend credit by expiration period:

	December 31, 2023
	Less than 1 year	More than 1 year	Total
	(in thousands)
Loan commitments to extend credit	$72,994	$12,140	$1,956
Standby letters of credit	—	—	—
Total	$72,994	$12,140	$1,956

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

The Company’s ability to originate, purchase, and sell loans is also significantly impacted by changes in interest rates. In addition, increases in interest rates may reduce the amount of loan and commitment fees received by CWB.

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

Litigation

See “Part 1 - Item 3 - Legal Proceedings” of this Form 10-K.

SUPERVISION AND REGULATION

Introduction

CWBC is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated, and examined by the Board of Governors of the Federal Reserve System (the “FRB”). In addition to the regulation of the Company by the FRB, CWB is subject to extensive regulation and periodic examination, principally by the Office of the Comptroller of the Currency (“OCC”). The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain prescribed limits. The Company is also subject to jurisdiction of the Securities and Exchange Commission ("SEC") and to the disclosure and regulatory requirements of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"), and (prior to CWBC's merger with Central Valley Community Bancorp) through the listing of the common stock on the NASDAQ Capital Select Market, the Company is subject to the rules of NASDAQ.

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

Securities Registration and Listing

CWBC’s common stock is registered with the SEC under the Exchange Act and, therefore, is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act as well as the Securities Act, both administered by the SEC. CWBC is required to file annual, quarterly and other current reports with the SEC. The SEC maintains an Internet site, http://www.sec.gov, at which CWBC’s filings with the SEC may be accessed. CWBC’s SEC filings are also available on its website at www.communitywest.com.

Prior to CWBC's merger with Central Valley Community Bancorp, effective April 1, 2024, CWBC’s common stock was listed on the NASDAQ Capital Market and traded under the symbol “CWBC.” As a company listed on the NASDAQ Capital Market, CWBC is subject to NASDAQ standards for listed companies. CWBC is also subject to certain provisions of the Sarbanes-Oxley Act of 2002 (“SOX”), the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), and other federal and state laws and regulations that govern financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

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

The EGRRCPA, among other matters, expanded the definition of qualified mortgages which may be held by a financial institution and simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8-10%. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the ratio will be considered to be “well capitalized” under the prompt corrective action rules. The EGRRCPA also expanded the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the EGRRCPA includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.

The current administration has expressed a commitment to reemphasize restrictions on financial institutions and the enforcement of the protective measures included in the Dodd-Frank Act. At this time, the Company cannot predict which provisions will be enforced and what effect, if any, such action may have upon the results of operations and financial condition of the Company and the Bank.

Financial Institutions Capital Rules

The Basel III accord was developed by the Basel Committee on Banking Supervision to strengthen regulation, supervision, and risk management and avoid disruptions in financial markets. The Basel III standards, among other things: (i) implemented increased capital levels for CWBC and CWB; (ii) introduced a new capital measure of common equity Tier 1 capital known as “CET1” and related regulatory capital ratio of CET1 to risk-weighted assets; (iii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iv) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (v) expanded the scope of the deductions from and adjustments to capital. Under Basel III, for most banking organizations the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for credit losses for loans, in each case, subject to Basel III specific requirements.

Under Basel III, the minimum capital ratios are as follows: (i) 4.5% CET1 to risk-weighted assets; (ii) 6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; (iii) 8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and (iv) 4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”). The Basel III capital conservation buffer is designed to absorb losses and protect the financial institution during periods of economic difficulties. Banking institutions with a ratio of CET1 to risk-weighted assets, Tier 1 to risk-weighted assets, or total capital to risk-weighted assets above the minimum but below the capital conservation buffer face limitations on their ability to pay dividends, repurchase shares, or pay discretionary bonuses based on the amount of the shortfall and the institution’s “eligible retained income.” Under the capital conservation buffer, CWBC and CWB are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of: (i) CET1 to risk-weighted assets of at least 7%; (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; and (iii) total capital to risk-weighted assets of at least 10.5%.

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

CWBC

General. As a bank holding company, CWBC is registered under the BHCA, and is subject to regulation by the FRB. According to FRB Policy, CWBC is expected to act as a source of financial strength for CWB, to commit resources to support it in circumstances where CWBC might not otherwise do so. Under the BHCA, CWBC is subject to periodic examination by the FRB. CWBC is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries as may be required by the FRB.

Bank Holding Company Liquidity. CWBC is a legal entity, separate and distinct from CWB. CWBC has the ability to raise capital on its own behalf or borrow from external sources, and may also obtain additional funds from dividends paid by, and fees charged for services provided to, CWB. However, regulatory constraints on CWB may restrict or totally preclude the payment of dividends by CWB to CWBC.

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

CWB

General. CWB, as a national banking association which is a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the OCC and FDIC. CWB’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of CWB’s business and establish a comprehensive framework governing its operations.

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

The following table sets forth the regulatory capital for CWB and CWBC (on a consolidated basis) at December 31, 2023.

	Adequately Capitalized	Well Capitalized	Capital Conservation Buffer Fully Phased-In	CWB	CWBC (consolidated)

Total risk-based capital	8.00%	10.00%	10.50%	13.10%	12.62%
Tier 1 risk-based capital ratio	6.00%	8.00%	8.50%	11.89%	11.46%
Common Equity Tier 1	4.50%	6.50%	7.00%	11.89%	11.46%
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	10.88%	8.90%

The adoption of CECL on January 1, 2023, resulted in a $1.6 million reduction to stockholders’ equity, net of taxes. Banking organizations that experienced a reduction in retained earnings from the adoption of CECL have the option to elect a phase-in approach for up to 3 years of the “day 1” adverse impact to regulatory capital. The Company made this election and will phase in the impact of the transition to CECL over a three-year period, starting with the first quarter of 2023.

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

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized,” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Further, a bank that otherwise meets the capital levels to be categorized as “well capitalized” will be deemed to be “adequately capitalized” if the bank is subject to a written agreement requiring that the bank maintain specific capital levels. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

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

Brokered Deposit Restrictions. Well-capitalized banks are not subject to limitations on brokered deposits, while an adequately capitalized bank is able to accept, renew, or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized banks are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2023, CWB is deemed to be “well capitalized” and, therefore, is eligible to accept brokered deposits.

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

Anti-Money Laundering. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (“BSA”), along with subsequent laws and regulations, requires CWB to take steps to prevent the use of it or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training, and establishing a comprehensive internal audit of BSA compliance activities. The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded the anti-money laundering (“AML”) and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures, and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing.

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

In addition, federal law and certain state laws (including California) currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws (including California), companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents the impact of that analysis in dollars and percentages at December 31, 2023.

	Sensitivity of Net Interest Income
	Interest Rate Scenario (change in basis point from Base)
	Down 300	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$53,737	$56,367	$58,896	$61,303	$63,434	$65,811	$68,177	$70,536	$72,890
Interest expense	13,722	15,561	17,403	19,264	22,545	25,825	29,105	32,385	35,665
Net interest income	$40,015	$40,806	$41,493	$42,039	$40,889	$39,986	$39,072	$38,151	$37,225
% change	(4.8)%	(2.9)%	(1.3)%		(2.7)%	(4.9)%	(7.1)%	(9.2)%	(11.5)%

At December 31, 2022, the following table presents the impact of that analysis in dollars and percentages:

	Sensitivity of Net Interest Income
	Interest Rate Scenario (change in basis point from Base)
	Down 300	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Interest income	$46,911	$50,112	$53,046	$55,852	$58,342	$61,024	$63,687	$66,343	$64,147
Interest expense	4,002	5,525	7,055	8,600	11,588	14,577	17,565	20,553	21,602
Net interest income	$42,909	$44,587	$45,991	$47,252	$46,754	$46,447	$46,122	$45,790	$42,545
% change	(9.2)%	(5.6)%	(2.7)%		(1.1)%	(1.7)%	(2.4)%	(3.1)%	(10.0)%

As of December 31, 2023, the fed funds target rate was a range of 5.25% to 5.50% and the prime rate was 8.50%. As of December 31, 2022, the fed funds target rate was a range of 4.25% to 4.50% and the prime rate was 7.50%.

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

At December 31, 2023 and 2022, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following tables show projected change in economic value of equity for this set of rate shocks.

	Economic Value of Equity
	As of December 31, 2023
	Interest Rate Scenario (change in basis point from Base)
	Down 300	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$1,110,470	$1,091,749	$1,068,228	$1,044,757	$1,016,777	$989,993	$964,502	$940,619	$918,338
Liabilities	980,995	952,172	924,766	898,790	879,698	861,518	844,201	827,698	813,880
Net present value	$129,475	$139,577	$143,462	$145,967	$137,079	$128,475	$120,301	$112,921	$104,458
% change	(11.3)%	(4.4)%	(1.7)%		(6.1)%	(12.0)%	(17.6)%	(22.6)%	(28.4)%

	Economic Value of Equity
	As of December 31, 2022
	Interest Rate Scenario (change in basis point from Base)
	Down 300	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400	Up 500
	(dollars in thousands)
Assets	$1,130,386	$1,112,276	$1,088,217	$1,064,756	$1,038,587	$1,012,244	$985,932	$960,955	$937,615
Liabilities	940,198	905,486	872,742	841,887	819,738	798,767	778,903	760,083	746,313
Net present value	$190,188	$206,790	$215,475	$222,869	$218,849	$213,477	$207,029	$200,872	$191,302
% change	(14.7)%	(7.2)%	(3.3)%		(1.8)%	(4.2)%	(7.1)%	(9.9)%	(14.2)%

For further discussion of interest rate risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Management - Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data included in this Form 10-K begin on page 57 immediately following the index to consolidated financial statements page to this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Community West Bancshares

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Community West Bancshares and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses on financial instruments in 2023 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses).

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s Allowance for Credit Losses (ACL) was $12.5 million at December 31, 2023, which consists of two components: the allowance for loans individually evaluated, representing $0.1 million, and the allowance for loans collectively evaluated, representing $12.4 million.

The ACL is estimated using relevant information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts and is maintained at a level sufficient to provide for expected credit losses over the life of the loan, including expected prepayments, based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in specific risk characteristics in the current loan portfolio and economic conditions. The ACL measures expected credit losses on a collective pool basis when similar risk characteristics exist. The segmentation of the loan portfolio into pools is based on the loan types and commonly shared areas of risk concentration. For loans evaluated collectively as a pool, the ACL is calculated using the Weighted Average Remaining Maturity (WARM) method, which utilizes a historical average annual charge-off rate containing loan loss information over a historical lookback period that is used as a foundation for estimating the ACL for the remaining outstanding balances of loans in a segment. Each loan segment has sufficient loan loss history to capture the Company’s historical losses and recoveries. Where there is not sufficient historical loan data to establish a reliable loan loss rate, peer bank data is utilized to establish loan loss rates. The Company established a general forecast loan policy to calculate the loan loss rates for each loan segment whereby the general forecast projects that the next four quarters will be similar to the Company’s loan loss rates from 2009 to 2016, then revert to the long-term average over one quarter. Loans that do not share similar risk characteristics with other loans in the portfolio are individually evaluated for a required ACL. The calculation of the ACL is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not directly reflected in the Company’s historical losses. Certain qualitative factors are applied at the loan pool level to incorporate factors that affect the specific portfolios. These qualitative factors may include adjustments for changes in environmental and economic conditions, such as changes in unemployment rates, changes in Gross Domestic Product, the impact of droughts in the Company’s lending areas, and other relevant factors.

We identified the qualitative factors component of the ACL, inclusive of the reasonable and supportable forecast, as a critical audit matter as auditing management’s determination of qualitative factors involved a high degree of auditor judgment given the highly subjective nature of management’s judgments.

Our audit procedures related to the Company’s qualitative factors of the ACL included the following, among others:

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

−	Evaluating the reasonableness of the period selected for the forecast and the associated economic factors identified by management.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
April 5, 2024

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(in thousands, except share amounts)
Assets:
Cash and due from banks	$1,471	$1,379
Interest-earning demand deposits in other financial institutions	70,727	63,311
Cash and cash equivalents	72,198	64,690
Investment securities - available-for-sale, at fair value, amortized cost of $16,682 and $27,790 at December 31, 2023 and 2022, respectively	15,232	26,688
Investment securities - held-to-maturity, at amortized cost; fair value of $2,056 and $2,423 at December 31, 2023 and 2022, respectively	2,135	2,557
Investment securities - measured at fair value	382	225
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, at cost	4,865	4,533
Loans held for sale, at lower of cost or fair value	16,648	21,033

Loans held for investment	950,824	934,309
Allowance for credit losses(1)	(12,451)	(10,765)
Total loans held for investment, net	938,373	923,544
Other assets acquired through foreclosure, net	982	2,250
Premises and equipment, net	5,817	6,104
Other assets	30,436	39,878
Total assets	$1,087,068	$1,091,502

Liabilities:
Deposits:
Noninterest-bearing demand	$168,603	$216,494
Interest-bearing demand	377,530	428,173
Savings	16,257	23,490
Certificates of deposit ($250,000 or more)	13,892	6,693
Other certificates of deposit	276,656	200,234
Total deposits	852,938	875,084
FHLB advances and other borrowings	100,000	90,000
Other liabilities	17,886	13,768
Total liabilities	970,824	978,852

Stockholders’ equity:
Common stock — no par value, 60,000,000 shares authorized; 8,875,012 and 8,798,412 shares issued and outstanding at December 31, 2023 and 2022, respectively	46,614	45,694
Retained earnings	70,646	67,727
Accumulated other comprehensive loss, net	(1,016)	(771)
Total stockholders’ equity	116,244	112,650
Total liabilities and stockholders’ equity	$1,087,068	$1,091,502

(1) On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification Topic 326. The allowance in 2023 is reported using the current expected credit loss (“CECL”) method. Periods prior to adoption are reported in accordance with previous GAAP using the incurred loss method.

See the accompanying Notes to Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2023	2022	2021
Interest and dividend income:	(in thousands, except per share amounts)
Loans, including fees	$52,556	$46,657	$45,123
Investment securities and other	4,966	2,481	955
Total interest and dividend income	57,522	49,138	46,078
Interest expense:
Deposits	14,160	2,511	2,835
FHLB advances and other borrowings	955	817	869
Total interest expense	15,115	3,328	3,704
Net interest income	42,407	45,810	42,374
Provision (credit) for credit losses	(395)	(195)	(181)
Net interest income after provision (credit) for credit losses	42,802	46,005	42,555
Non-interest income:
Other loan fees	944	1,161	1,349
Gains from loan sales, net	171	257	475
Document processing fees	352	422	512
Service charges	626	438	302
Other income	1,660	1,700	1,115
Total non-interest income	3,753	3,978	3,753
Non-interest expenses:
Salaries and employee benefits	21,605	19,637	18,624
Occupancy, net	4,380	4,180	3,254
Professional services	3,728	2,923	1,645
Advertising and marketing	926	921	734
Data processing	1,407	1,265	1,215
Depreciation	727	711	780
FDIC assessment	1,013	577	485
Other expenses	1,959	1,058	1,258
Total non-interest expenses	35,745	31,272	27,995
Income before provision for income taxes	10,810	18,711	18,313
Provision for income taxes	3,494	5,262	5,212
Net income	$7,316	$13,449	$13,101
Earnings per share:
Basic	$0.83	$1.54	$1.53
Diluted	$0.81	$1.51	$1.50
Weighted average number of common shares outstanding:
Basic	8,841	8,722	8,568
Diluted	8,979	8,892	8,723
Dividends declared per common share	$0.320	$0.295	$0.270

See the accompanying Notes to Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$7,316	$13,449	$13,101
Other comprehensive (loss) income, net:
Unrealized (loss) gain on securities available-for-sale (net of tax effect of $103, $362, and ($24) for each respective period presented)	(245)	(863)	57
Other comprehensive (loss) income, net	(245)	(863)	57
Comprehensive income	$7,071	$12,586	$13,158

See the accompanying Notes to Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
	(in thousands)
Balance, January 1, 2021	—	$—	8,473	$42,909	$35	$46,063	$89,007
Net income	—	—	—	—	—	13,101	13,101
Exercise of stock options	—	—	177	1,204	—	—	1,204
Stock-based compensation	—	—	—	318	—	—	318
Dividends on common stock	—	—	—	—	—	(2,312)	(2,312)
Other comprehensive income, net	—	—	—	—	57	—	57
Balance, December 31, 2021	—	—	8,650	44,431	92	56,852	101,375
Net income	—	—	—	—	—	13,449	13,449
Exercise of stock options	—	—	110	974	—	—	974
Grant of restricted stock awards, net of forfeitures	—	—	38	—	—	—	—
Stock-based compensation	—	—	—	289	—	—	289
Dividends on common stock	—	—	—	—	—	(2,574)	(2,574)
Other comprehensive loss, net	—	—	—	—	(863)	—	(863)
Balance, December 31, 2022	—	—	8,798	45,694	(771)	67,727	112,650
Cumulative effect of change in accounting principle (net of taxes of $659)(1)	—	—	—	—	—	(1,573)	(1,573)
Net income	—	—	—	—	—	7,316	7,316
Exercise of stock options	—	—	54	456	—	—	456
Grant of restricted stock awards, net of forfeitures	—	—	23	—	—	—	—
Stock-based compensation	—	—	—	464	—	—	464
Dividends on common stock	—	—	—	—	—	(2,824)	(2,824)
Other comprehensive loss, net	—	—	—	—	(245)	—	(245)
Balance, December 31, 2023	—	$—	8,875	$46,614	$(1,016)	$70,646	$116,244

(1) On January 1, 2023, the Company adopted the provisions of Accounting Standards Codification Topic 326. The allowance in 2023 is reported using the current expected credit loss (“CECL”) method. Periods prior to adoption are reported in accordance with previous GAAP using the incurred loss method.
See the accompanying Notes to Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$7,316	$13,449	$13,101
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for credit losses	(395)	(195)	(181)
Depreciation	727	711	780
Stock-based compensation	464	289	318
Deferred taxes	46	250	(505)
Net (accretion) amortization of discounts and premiums on investment securities	(28)	(76)	63
(Gains) losses on:
Sale of repossessed assets, net	(123)	(116)	—
Sale of loans, net	(171)	(257)	(475)
Loss on abandonment of premises and equipment	42	—	—
Sale of assets, net	—	—	4
Loans originated for sale	(22,434)	(22,069)	(41,077)
Proceeds from sales of loans held for sale	22,592	21,331	41,552
Proceeds from principal paydowns on loans held for sale	3,796	3,370	7,346
Change in fair value of equity securities	(157)	23	(99)
Changes in:
Other assets	9,983	(9,196)	439
Other liabilities	3,753	(1,778)	1,093
Servicing assets, net	175	120	(139)
Net cash provided by operating activities	25,586	5,856	22,220
Cash flows from investing activities:
Principal pay downs and maturities of available-for-sale securities	21,105	32,236	3,894
Purchase of available-for-sale securities	(9,964)	(40,360)	(6,250)
Principal pay downs and maturities of held-to-maturity securities	417	255	1,743
Loan originations and principal collections, net	(17,275)	(65,078)	(41,596)
Purchase of restricted stock, net	(332)	(92)	192
Purchase of premises and equipment	(482)	(239)	(206)
Proceeds from sale of other assets acquired through foreclosure	2,967	384	—
Net cash used in investing activities	(3,564)	(72,894)	(42,223)
Cash flows from financing activities:
Net (decrease) increase in deposits	(22,146)	(75,047)	183,946
Proceeds from FHLB advances	30,000	45,000	—
Repayments of FHLB advances	(30,000)	(45,000)	(15,000)
Proceeds from other borrowings	20,000	—	—
Repayments of other borrowings	(10,000)	—	—
Exercise of stock options	456	974	1,204
Cash dividends paid on common stock	(2,824)	(2,574)	(2,312)
Net cash (used in) provided by financing activities	(14,514)	(76,647)	167,838
Net increase (decrease) in cash and cash equivalents	7,508	(143,685)	147,835
Cash and cash equivalents at beginning of year	64,690	208,375	60,540
Cash and cash equivalents at end of year	$72,198	$64,690	$208,375
Supplemental disclosure:
Cash paid during the period for:
Interest	$12,886	$3,260	$3,880
Income taxes	4,066	4,957	5,802
Non-cash investing and financing activity:
Transfers from loans held for investment to loans held for sale	735	—	—
Transfers from loans held for sale to loans held for investment	1,337	—	—
Transfers from loans held for investment to other assets acquired through foreclosure, net	1,576	—	136

See the accompanying Notes to Consolidated Financial Statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses and fair value of investment securities available for sale. Although management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of management, all adjustments considered necessary have been reflected in the financial statements during their preparation.

Proposed Merger

On October 10, 2023, the Company announced the signing of an Agreement of Reorganization and Merger with Central Valley Community Bancorp (NASDAQ: CVCY), headquartered in Fresno, California, together with its banking subsidiary, Central Valley Community Bank, pursuant to which the companies will combine in an all-stock merger transaction. Under the terms of the agreement, Community West Bancshares will merge with and into Central Valley Community Bancorp and Community West Bank will merge with and into Central Valley Community Bank. The Central Valley Community Bancorp and Community West Bancshares Boards of Directors have unanimously approved the transaction. The merger closed on April 1, 2024. On the effective date of the merger, Central Valley Community Bancorp and Central Valley Community Bank were rebranded and changed their names to “Community West Bancshares” and “Community West Bank,” respectively.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the Central Coast of California. The Company monitors concentrations within selected categories, such as geography and product. The Company makes manufactured housing, commercial, SBA, construction, commercial real estate, single family real estate, and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate and manufactured housing markets of these areas. As of December 31, 2023 and 2022, commercial real estate loans accounted for approximately 57.9% and 57.1% of total loans (including loans held for sale), respectively. Approximately 27.5% and 24.5% of these commercial real estate loans were owner occupied at December 31, 2023 and 2022, respectively. Substantially all of these loans are secured by first liens with an average loan to value ratios of 50.3% and 50.4% at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, manufactured housing loans comprised 34.1% and 33.1%, respectively, of total loans. The Company was within established lending policy limits at December 31, 2023 and 2022.

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022, and 2021, have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. As of December 31, 2023 and 2022, the Company had only one reportable business segment.

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

Cash Reserve Requirement

Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank. The amount of the reserve varies by bank as the bank is permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The Federal Reserve reduced the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020, to aid institutions impacted by COVID-19.

Investment Securities

Investment securities may be classified as held-to-maturity (“HTM”), available-for-sale (“AFS”), or trading. The appropriate classification is initially decided at the time of purchase.

Securities classified as HTM are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.

Securities classified as AFS are debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations. AFS securities are reported as an asset on the consolidated balance sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of other comprehensive income (loss) (“OCI”). When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income.

Trading securities are carried at fair value on the consolidated balance sheets. The changes in the fair values of trading securities are reported in other income on the consolidated income statements.

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

For AFS securities, the Company performs a quarterly evaluation for securities in an unrealized loss position to determine if the decline in fair value below the security’s amortized cost is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security; (v) the ability of the issuer of the security to make scheduled principal and interest payments; and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in the current period’s earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If the Company intends to sell, or if it is more likely than not that the Company will be required to sell, a security in an unrealized loss position before the recovery of its amortized cost basis, the total amount of the unrealized loss is recognized in the current period’s earnings. Unrealized losses deemed non-credit related are recorded, net of tax, through accumulated other comprehensive income (loss).

A debt security is placed on nonaccrual status at the time any principal or interest payments become greater than 90 days delinquent. Interest accrued but not received when a security is placed on nonaccrual status is reversed against interest income. Accrued interest receivable on available-for-sale securities is excluded from the estimate of the required allowance for credit losses.

Prior to the adoption of ASC 326 on January 1, 2023, the Company estimated whether there were any other than temporary impairment losses related to HTM or AFS securities. When making this determination, management considered: 1) the length of time and the extent to which the fair value was less than the security’s amortized cost; 2) the financial condition and near term prospects of the issuer; 3) the impact of changes in market interest rates; and 4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in a security’s fair value whether it was more likely than not that the Company would be required to sell the security. Declines in the fair value of individual debt securities classified as AFS that were deemed to be other than temporary were reflected in earnings when identified. The fair value of the debt security then became the new cost basis. For individual debt securities where the Company did not intend to sell the security and it was not more likely than not that the Company would have been required to sell the security before the recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to 1) credit loss was recognized in earnings, and 2) market or other factors was recognized in other comprehensive income or loss.

FHLB and FRB Stock

The Company’s subsidiary bank is a member of the FHLB system and maintains an investment in capital stock of the FHLB. The bank also maintains an investment in FRB stock. These investments are considered equity securities with no actively traded market. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest and dividend income. Management conducts a periodic review and evaluation of the Company’s holdings of FHLB and FRB stock to determine if any impairment exists. No impairment was deemed to have existed during the years ended December 31, 2023 or 2022.

Loans Held For Sale

Loans which are originated and intended for sale in the secondary market are carried at the lower of their amortized cost or estimated fair value, determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to lower of cost or fair value provision. Loans held for sale are comprised of SBA and commercial agriculture loans. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans held for sale are included in gains from loan sales, net in the accompanying consolidated income statements. The Company did not incur any lower of cost or fair value provision in the years ended December 31, 2023, 2022, and 2021.

Loans Held for Investment

Loans are recognized at the principal amount outstanding, net of unearned income, loan participations, and amounts charged off. Unearned income includes deferred loan origination fees reduced by loan origination costs. Unearned income on loans is amortized to interest income over the life of the related loan using the level yield method.

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

When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs, and premiums and discounts paid on purchased loans are relieved though interest income.

When a borrower discontinues making payments as contractually required by the note, management must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days or when management determines that the full repayment of principal and collection of interest is unlikely. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and in the process of collection.

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

Allowance for Credit Losses - Loans (Subsequent to the Adoption of ASC 326 on January 1, 2023)

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326. The allowance for credit losses (“ACL”) for loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The Company has elected to exclude accrued interest receivable from the amortized cost basis in the estimate of the ACL. The provision for credit losses on loans (which is a component of the provision for credit losses on the consolidated income statements) reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The Company’s methodologies for determining the adequacy of ACL are set forth in a formal policy and take into consideration the need for an ACL for loans evaluated on a collective pool basis which have similar risk characteristics, as well as allowances that are tied to individual loans that do not share risk characteristics and are individually evaluated. The Company increases its ACL by charging the provision for credit losses on its consolidated income statements. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the ACL when management believes the non-collectability of a loan balance is confirmed. Recoveries on previously charged off loans are credited to the ACL.

Management conducts an assessment of the ACL on a monthly basis and undertakes a more comprehensive evaluation quarterly. The ACL is estimated using relevant information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts and is maintained at a level sufficient to provide for expected credit losses over the life of the loan, including expected prepayments, based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio and economic conditions.

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

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for a required ACL and are not included in the collective evaluation. Factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral. Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the Company determines that foreclosure is probable, the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs. Collateral may consist of various types of real estate including residential properties, commercial properties, agriculture land, vacant land, and manufactured housing. In certain cases, the Company may hold business assets as collateral. The Company assesses these loans on each reporting date to determine whether repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.

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

The calculation of the ACL is adjusted using qualitative factors for current conditions and for reasonable and supportable forecast periods. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not directly reflected in the Company’s historical loan losses and may include adjustments for changes in environmental and economic conditions, such as changes in unemployment rates, changes in Gross Domestic Product, the impact of droughts in the Company’s lending areas, and other relevant factors.

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

Manufactured Housing: The Company has a financing program for manufactured housing to provide affordable home ownership. These loans are offered in approved mobile home parks throughout California primarily on or near the coast. The parks must meet specific criteria. The manufactured housing loans are secured by the manufactured home and are retained in the Company’s loan portfolio. The primary risks of manufactured housing loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates, which may reduce the borrower’s ability to make the required principal or interest payments.

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

Small Business Administration (“SBA”): These are the unguaranteed portion of loans that are partially guaranteed by the SBA. SBA loans are similar to commercial business loans. The Company originates SBA loans with the intent to sell the guaranteed portion into the secondary market on a quarterly basis. Certain loans classified as SBA loans are secured by commercial real estate property which are included in the commercial real estate category above. SBA loans secured by all other forms of real estate are included in the business loans secured by real estate segment. All other SBA loans are secured by business assets and have similar risks to those discussed in the commercial category above.

Single Family Real Estate and Home Equity Lines of Credit (“HELOC”): These loans are made to consumers and are secured by residential real estate. The primary risks of single family real estate and HELOC loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral, and significant increases in interest rates, which may reduce the borrower’s ability to make the required principal or interest payments.

Consumer: The Company has a limited number of consumer loans. Risk arises with these loans in the borrower’s inability to pay and decreases in the fair value of the underlying collateral, if any.

Allowance for Loan Losses (Prior to the Adoption of ASC 326 on January 1, 2023)

Prior to the adoption of ASC 326 on January 1, 2023, the allowance for loan losses was intended to provide for losses that were considered inherent in the loan portfolio. This process involved deriving probable loss estimates that were based on migration analyses and historical loss rates, in addition to qualitative factors that were based on management’s judgment. The migration analysis and historical loss rate calculations were based on annualized loss rates. Migration analysis was utilized for the commercial real estate, commercial, commercial agriculture, SBA, HELOC, single family residential, and consumer portfolios. The historical loss rate method was utilized primarily for the manufactured housing portfolio. The migration analysis considered the risk rating of loans that were charged off in each loan category.

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

A loan was considered impaired when, based on current information, it was probable that the Company would be unable to collect the scheduled payments of principal or interest under the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal or interest payments. Loans that experienced insignificant payment delays or payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays or payment shortfalls on a case-by-case basis. When determining the possibility of impairment, management considered the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. For collateral-dependent loans, the Company used the fair value of collateral method to measure impairment. The collateral-dependent loans that recognized impairment were charged down to the fair value of the collateral less costs to sell. All other loans were measured for impairment either based on the present value of future cash flows or the loan’s observable market price.

The Company evaluated and individually assessed for impairment loans either on nonaccrual, those that were classified as a troubled debt restructuring, or when other conditions existed which led management to review for possible impairment. Measurement of impairment on impaired loans was determined on a loan-by-loan basis and in total established a specific reserve for impaired loans. Interest income was not recognized on impaired loans except for limited circumstances in which a loan, although considered impaired, continued to perform in accordance with the loan contract and the borrower provided financial information to support maintaining the loan on accrual.

The Company determined the appropriate allowance for loan losses on a monthly basis. Any differences between estimated and actual observed losses from the prior month were reflected in the current period in determining the appropriate allowance for loan losses determination and adjusted as deemed necessary. The review of the appropriateness of the allowance took into consideration such factors as concentrations of credit, changes in the growth, size, and composition of the loan portfolio, overall and individual portfolio quality, review of specific problem loans, collateral, guarantees and economic and environmental conditions that may have affected borrowers’ ability to pay or the value of the underlying collateral. Additional factors considered included geographic location of borrowers, changes in the Company’s product-specific credit policy, and lending staff experience. These estimates depended on the outcome of future events and, therefore, contained inherent uncertainties.

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

Modified Loans to Troubled Borrowers

From time to time, the Company will modify certain loans in order to alleviate temporary difficulties in a borrower’s financial condition or constraints on a borrower’s ability to repay the loan, and to minimize potential losses to the Company. Such modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and in limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. These loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on these loans on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated fair value of the underlying collateral, less estimated selling costs. See Note 4 - Loans Held for Investment for additional information concerning modified loans to troubled borrowers.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of premises and equipment are as follows:

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

The Company has also elected the practical expedient that allows lessees to make an accounting policy election to not separate non-lease components from the associated lease component, and instead account for them all together as part of the applicable lease component. The majority of the Company’s non-lease components, such as common area maintenance and taxes, are variable and expensed as incurred. Variable payment amounts are determined in arrears by the landlord depending on actual costs incurred.

Other Assets Acquired Through Foreclosure, Net

Other assets acquired through foreclosure are recorded at fair value at the time of foreclosure, less estimated costs to sell. Any excess of loan balance over the fair value less estimated costs to sell of the assets is charged-off against the allowance for credit losses. Any excess of the fair value less estimated costs to sell over the loan balance is recorded as a credit loss recovery to the extent of the credit loss previously charged-off against the allowance for credit losses; and, if greater, recorded as a gain. Subsequent to the legal ownership date, the Company periodically performs a new valuation and the other assets acquired through foreclosure are carried at the lower of carrying amount or fair value less estimated costs to sell. Operating expenses or income, and gains or losses on disposition of such properties, are recorded in current operations.

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

SBA servicing assets measured at fair value were $12 thousand and $26 thousand for the years ended December 31, 2023 and 2022, respectively. Changes in the fair values are recorded in other income in the consolidated  income statements.

In prior periods, the Company carried SBA servicing assets measured under the amortization method. There were no remaining SBA servicing assets measured at amortized cost at  December 31, 2023 or 2022.

CWB is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) seller/servicer. Servicing assets are recognized as separate assets as certain servicing requirements are retained. Servicing assets are amortized over the period of estimated net servicing income. CWB uses Farmer Mac prepayment statistics in estimating the expected life of the loans. Management evaluates its servicing assets for impairment quarterly. Servicing assets are evaluated for impairment based on the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis. The initial servicing asset and resulting gain is calculated based on the contractual net servicing fees. Farmer Mac servicing assets are valued based on the net servicing fee, estimated life of seven years, and discounted using the Company’s borrowing rate (the discount rate used was 5.63% and 5.91% at December 31, 2023 and 2022, respectively). Farmer Mac servicing assets measured under the amortization method were $1.3 million and $1.5 million at December 31, 2023 and 2022, respectively. Servicing assets are recorded in other assets on the consolidated balance sheets.

	Year Ended December 31
SBA servicing assets measured at fair value	2023	2022	2021
	(in thousands)
Balance, beginning of period	$26	$44	$43
Valuation adjustment	(14)	(18)	1
Balance, end of period	$12	$26	$44

	Year Ended December 31
SBA servicing assets measured using the amortization method	2023	2022	2021
	(in thousands)
Balance, beginning of period	$—	$—	$27
Amortization, net	—	—	(6)
Valuation adjustment	—	—	(21)
Balance, end of period	$—	$—	$—

	Year Ended December 31
Farmer Mac servicing assets measured using the amortization method	2023	2022	2021
	(in thousands)
Balance, beginning of period	$1,454	$1,556	$1,391
Additions	171	257	475
Amortization, net	(332)	(359)	(310)
Balance, end of period	$1,293	$1,454	$1,556

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

Bank Owned Life Insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other income in the consolidated income statements. The cash surrender value of the underlying policies was $8.9 million and $8.7 million as of December 31, 2023 and 2022, respectively, and was recorded in other assets on the consolidated balance sheets. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. FASB ASC 820 - “Fair Value Measurements and Disclosures” (“ASC 820”) established a framework for measuring fair value using a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset as of the measurement date. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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

FASB ASC 825 - “Financial Instruments” (“ASC 825”) requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2023 or 2022. The estimated fair value amounts for December 31, 2023 and 2022, have been measured as of period-end and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents - The carrying amounts reported in the consolidated balance sheets for cash and due from banks approximate their fair value.

Investment securities - The fair value of equity securities was based on quoted market prices and are categorized as Level 1 of the fair value hierarchy. The fair value of AFS and HTM debt securities was determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.

FRB and FHLB stock - CWB is a member of the FHLB system and maintains an investment in capital stock of the FHLB. CWB also maintains an investment in FRB stock. These investments are carried at cost since no ready market exists for them, and they have no quoted market value. The Company conducts a periodic review and evaluation of our FHLB stock to determine if any impairment exists. The fair values have been categorized as Level 2 in the fair value hierarchy.

Loans - Fair value for loans is estimated based on their discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value. As a result, the fair value for loans is categorized as Level 2 in the fair value hierarchy. Fair values of collateral dependent loans with an ACL have been categorized as Level 3.

Accrued interest receivable and payable - the fair value of the accrued interest associated with interest-bearing assets and liabilities is considered to be approximately equal to its cost given its short-term nature and the fact that collectability is regularly assessed. Accrued interest is categorized within the same level of the fair value hierarchy as the associated interest-bearing asset or liability.

Deposit liabilities - The amount payable on demand at the reporting date is used to estimate the fair value of demand and savings deposits. The estimated fair values of fixed-rate time deposits are determined by discounting the cash flows of segments of deposits that have similar maturities and rates, utilizing a discount rate that approximates the prevailing rates offered to depositors as of the measurement date. The fair value measurement of deposit liabilities is categorized as Level 2 in the fair value hierarchy.

Federal Home Loan Bank advances and other borrowings - The fair values of the Company’s borrowings are estimated using discounted cash flow analyses based on the market rates for similar types of borrowing arrangements. The FHLB advances and other borrowings have been categorized as Level 2 in the fair value hierarchy.

Off-balance sheet instruments - Fair values for the Company’s off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

Income Taxes

The Company uses the asset and liability method, which recognizes an asset or liability representing the tax effects of future deductible or taxable amounts that have been recognized in the consolidated financial statements. Due to tax regulations, certain items of income and expense are recognized in different periods for tax return purposes than for financial statement reporting. These items represent “temporary differences.” Deferred income taxes are recognized for the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Any interest or penalties assessed by the taxing authorities is classified as income tax expense in the consolidated income statements. Deferred tax assets net of deferred tax liabilities are included in other assets on the consolidated balance sheets.

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

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding for the period divided into the net income available to common shareholders. Diluted earnings per share is computed using the treasury stock method and includes the effect of all dilutive potential common shares for the period. Potentially dilutive common shares include stock options. Restricted stock awards are considered to be outstanding common shares for the purpose of computing basic and diluted earnings per share.

The factors used in the earnings per share computation are as follows:

	Year Ended December 31
	2023	2022	2021
	(dollars in thousands, except per share amounts)
Net income available to common stockholders	$7,316	$13,449	$13,101

Weighted average number of common shares outstanding - basic	8,840,524	8,722,481	8,567,839
Add: Dilutive effects of assumed exercises of stock options	138,677	169,646	155,099
Weighted average number of common shares outstanding - diluted	8,979,201	8,892,127	8,722,938

Earnings per share:
Basic	$0.83	$1.54	$1.53
Diluted	$0.81	$1.51	$1.50

Stock options for 114,002; 95,304; and 101,010 shares of common stock were not considered in computing diluted earnings per share for the years ended December 31, 2023, 2022, and 2021, respectively, because they were antidilutive.

Recently Adopted Accounting Pronouncements

In June of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU replaces the incurred loss impairment model in current GAAP with a model that reflects current expected credit losses (“CECL”). The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities to be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. It also applies to off-balance sheet credit exposures. The ASU requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. The provisions of this Update became effective for the Company for all annual and interim periods beginning January 1, 2023.

In April 2019, the FASB issued ASU 2019-04 - “Codification Improvements to Topic 326 - Financial Instruments - Credit Losses, Topic 815 - Derivatives and Hedging, and Topic 825 - Financial Instruments.” This ASU was issued as part of an ongoing project on the FASB’s agenda for improving the Codification or correcting for its unintended application. The FASB issued this ASU, which is specific to ASUs: 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” 2016-01 - “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” and 2017-12 - “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this Update became effective for all interim and annual reporting periods for the Company on January 1, 2023. The Company adopted the provisions within this ASU in conjunction with the implementation of ASC 326 - “Financial Instruments - Credit Losses,” including: (i) the election to not measure credit losses on accrued interest receivable when such balances are written-off in a timely manner when deemed uncollectable and (ii) the election to not include the balance of accrued interest receivable as part of the amortized cost of a loan, but rather to present it separately in the consolidated balance sheets.

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

Effective January 1, 2023, the Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of $1.6 million to the beginning balance of retained earnings for the cumulative effect adjustment.The following table illustrates the impact of adoption of the CECL methodology on the Company’s consolidated balance sheet as of January 1, 2023:

	Pre-CECL Adoption	Impact of CECL Adoption	As Reported Under CECL
	(in thousands)
Assets:
Allowance for credit losses on securities:
Available-for-sale	$—	$—	$—
Held-to-maturity	—	—	—
Allowance for credit losses on loans	10,765	1,811	12,576
Deferred tax assets	5,053	659	5,712

Liabilities:
Allowance for credit losses for off-balance sheet commitments	94	421	515

Shareholders’ equity:
Retained earnings	67,727	(1,573)	66,154

The Company’s assessment of HTM and AFS investment securities as of January 1, 2023, indicated that an allowance for credit losses was not required. The Company determined the likelihood of default on HTM investment securities was remote, and the amount of expected non-repayment on those investments was zero. The Company also analyzed AFS investment securities that were in an unrealized loss position as of January 1, 2023, and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no allowance for credit losses was recorded for HTM and AFS securities as of January 1, 2023.

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

In March 2022, the FASB issued ASU No. 2022-02 - “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Under the provisions of this ASU, an entity must determine whether a modification results in a new loan or the continuation of an existing loan. Further, the amendments in this ASU require that an entity disclose current period gross charge-offs on loans by year of origination and class of financing receivable. This guidance became effective for the Company on January 1, 2023. The new guidance did not have a material impact on the Company’s consolidated financial statements; however, the required disclosures were added to the consolidated financial statements.

Recent Accounting Pronouncements - Not Yet Adopted

In November 2023, the FASB issued ASU no 2023-07 - “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2023-07 to have a material effect on the Company’s current financial position, results of operations, or financial statement disclosures.

In December 2023, the FASB issued ASU No 2023-09 - “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company does not expect ASU 2023-09 to have a material effect on the Company’s current financial position, results of operations, or financial statement disclosures.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$3,318	$13	$(1)	$3,330
U.S. government agency collateralized mortgage obligations (“CMOs”)	4,114	—	(170)	3,944
Corporate debt securities	9,250	—	(1,292)	7,958
Total	16,682	13	(1,463)	15,232

Securities held-to-maturity
U.S. government agency MBS	$2,135	$8	$(87)	$2,056
Total	$2,135	$8	$(87)	$2,056

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$316	$—	$382
Total	$66	$316	$—	$382

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$4,081	$26	$—	$4,107
U.S. government agency CMOs	4,475	—	(179)	4,296
U.S. Treasury securities	9,984	—	(14)	9,970
Corporate debt securities	9,250	—	(935)	8,315
Total	27,790	26	(1,128)	26,688

Securities held-to-maturity
U.S. government agency MBS	$2,557	$3	$(137)	$2,423
Total	$2,557	$3	$(137)	$2,423

Securities measured at fair value
Equity securities: Farmer Mac class A stock	$66	$159	$—	$225
Total	$66	$159	$—	$225

At December 31, 2023 and 2022, $9.3 million and $21.1 million of securities at carrying value, respectively, were pledged to the FHLB as collateral for current and future advances.

At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company had no sales of investment securities during 2023, 2022, or 2021.
The maturity periods and weighted average yields of investment securities at December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$469	5.85%	$2,861	6.89%	$3,330	6.74%
U.S. government agency CMOs	—	—	—	—	453	3.43%	3,491	5.66%	3,944	5.40%
Corporate debt securities	—	—	—	—	7,958	3.74%	—	—	7,958	3.74%
Total	$—	—	$—	—	$8,880	3.84%	$6,352	6.21%	$15,232	4.83%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$826	3.99%	$1,309	4.57%	$2,135	4.35%
Total	$—	—	$—	—	$826	3.99%	$1,309	4.57%	$2,135	4.35%

	December 31, 2022
	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale	(dollars in thousands)
U.S. government agency notes	$—	—	$—	—	$519	3.59%	$3,588	4.40%	$4,107	4.30%
U.S. government agency CMOs	—	—	—	—	—	—	4,296	4.63%	4,296	4.63%
U.S. Treasury securities	9,970	2.06%	—	—	—	—	—	—	9,970	2.06%
Corporate debt securities	—	—	—	—	8,315	3.74%	—	—	8,315	3.74%
Total	$9,970	2.06%	$—	—	$8,834	3.73%	$7,884	4.53%	$26,688	3.34%

Securities held-to-maturity
U.S. government agency MBS	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%
Total	$—	—	$—	—	$746	3.60%	$1,811	3.68%	$2,557	3.66%

The amortized cost and fair value of investment securities by contractual maturities as of the periods presented were as shown below:

	December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale	(in thousands)
Due in one year or less	$—	$—	$9,984	$9,970
After one year through five years	—	—	—	—
After five years through ten years	10,206	8,880	9,768	8,834
After ten years	6,476	6,352	8,038	7,884
Total	$16,682	$15,232	$27,790	$26,688
Securities held to maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	—	—	—	—
After five years through ten years	826	792	746	705
After ten years	1,309	1,264	1,811	1,718
Total	$2,135	$2,056	$2,557	$2,423

Actual maturities may differ from contractual maturities as borrowers or issuers have the right to prepay or call the investment securities. Changes in interest rates may also impact prepayments.

As of December 31, 2023 and 2022, securities that were in an unrealized loss position and length of time that individual securities have been in a continuous loss position are summarized as follows:

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency notes	$(1)	$988	$—	$—	$(1)	$988
U.S. government agency CMOs	—	—	(170)	3,944	(170)	3,944
Corporate debt securities	—	—	(1,292)	7,958	(1,292)	7,958
Total	$(1)	$988	$(1,462)	$11,902	$(1,463)	$12,890
Securities held-to-maturity
U.S. government agency MBS	$—	$—	$(87)	$(1,718)	$(87)	$(1,718)
Total	$—	$—	$(87)	$(1,718)	$(87)	$(1,718)

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available-for-sale	(in thousands)
U.S. government agency CMOs	$(130)	$3,690	$(49)	$606	$(179)	$4,296
U.S. Treasury securities	(14)	9,970	—	—	(14)	9,970
Corporate debt securities	(764)	6,986	(171)	1,329	(935)	8,315
Total	$(908)	$20,646	$(220)	$1,935	$(1,128)	$22,581
Securities held-to-maturity
U.S. government agency MBS	$(137)	$2,115	$—	$—	$(137)	$2,115
Total	$(137)	$2,115	$—	$—	$(137)	$2,115

As of December 31, 2023 and 2022, there were 36 and 37 securities, respectively, in an unrealized loss position.

At December 31, 2023 and 2022, there were no available-for-sale or held-to-maturity securities that were on nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. Accrued interest receivable related to available-for-sale and held-to-maturity securities was $130 thousand and $77 thousand December 31, 2023 and 2022, respectively. Accrued interest receivable is included in other assets on the consolidated balance sheets.

There were no collateral dependent available-for-sale or held-to-maturity securities at December 31, 2023 or 2022.

The Company did not record an allowance for credit losses for available-for-sale or held-to-maturity investment securities as of December 31, 2023. For available-for-sale securities where the security’s estimated fair value was below its amortized cost, such declines were deemed non-credit related and recorded as an adjustment to accumulated other comprehensive income, net of tax. Non-credit related declines in the fair value of available-for-sale investment securities can be attributed to changes in interest rates and other market-related factors. The Company did not record an allowance for credit losses for held-to maturity securities as of December 31, 2023, because the likelihood of non-repayment is remote. There was no provision for credit losses recognized for investment securities during the year ended December 31, 2023.

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

As of December 31, 2023 and 2022, the Company had approximately $4.5 million and $5.2 million, respectively, of SBA loans included in loans held for sale. The Company’s agricultural lending program includes loans for agricultural land, agricultural operational lines, and agricultural term loans for crops, equipment, and livestock. The primary products are supported by guarantees issued from the USDA, FSA, and the USDA Business and Industry loan program. As of December 31, 2023 and 2022, the Company had $12.1 million and $15.8 million of USDA loans included in loans held for sale, respectively.

The unpaid balance of loans serviced for others as of the periods presented are shown below:

	December 31, 2023	December 31, 2022
	(in thousands)
Farmer Mac	$162,242	$155,522
SBA	1,388	1,926
USDA, FSA, and USDA Business and Industry	—	735
Total loans serviced for others	$163,630	$158,183
4.	LOANS HELD FOR INVESTMENT

The composition of the Company’s loans held for investment loan portfolio follows:

	December 31,
	2023	2022
	(in thousands)
Manufactured housing	$330,358	$315,825
Commercial real estate	560,373	545,317
Commercial	46,255	59,070
SBA	1,753	3,482
HELOC	2,556	2,613
Single family real estate	10,350	8,709
Consumer	71	107
Gross loans held for investment	951,716	935,123
Deferred fees, net	(867)	(787)
Discount on SBA loans	(25)	(27)
Loans held for investment	950,824	934,309
Allowance for credit losses	(12,451)	(10,765)
Loans held for investment, net	$938,373	$923,544

The following tables present the contractual aging of the recorded investment in past due held for investment loans by class of loans:
	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Manufactured housing	$329,636	$537	$142	$43	$722	$330,358
Commercial real estate:
Commercial real estate	486,180	8,207	—	2,049	10,256	496,436
SBA 504 1st trust deed	12,199	—	—	—	—	12,199
Land	6,021	—	—	—	—	6,021
Construction	43,767	—	—	1,950	1,950	45,717
Commercial	42,313	3,695	—	247	3,942	46,255
SBA	1,690	62	—	1	63	1,753
HELOC	2,556	—	—	—	—	2,556
Single family real estate	10,350	—	—	—	—	10,350
Consumer	71	—	—	—	—	71
Total	$934,783	$12,501	$142	$4,290	$16,933	$951,716

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Manufactured housing	$315,058	$665	$102	$—	$767	$315,825
Commercial real estate:
Commercial real estate	481,599	1,160	—	—	1,160	482,759
SBA 504 1st trust deed	12,947	—	—	—	—	12,947
Land	11,237	—	—	—	—	11,237
Construction	38,374	—	—	—	—	38,374
Commercial	59,070	—	—	—	—	59,070
SBA	2,529	953	—	—	953	3,482
HELOC	2,613	—	—	—	—	2,613
Single family real estate	8,709	—	—	—	—	8,709
Consumer	107	—	—	—	—	107
Total	$932,243	$2,778	$102	$—	$2,880	$935,123

The following table presents the composition of nonaccrual loans as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	With an ACL	Without an ACL	Total Nonaccrual	With an ACL	Without an ACL	Total Nonaccrual
	(in thousands)
Manufactured housing	$77	$913	$990	$—	$61	$61
Commercial real estate:
Commercial real estate	—	800	800	—	—	—
SBA 504 1st trust deed	—	41	41	—	—	—
Construction	—	1,950	1,950	—	—	—
Commercial	—	87	87	—	—	—
Single family real estate	—	138	138	—	150	150
Total	$77	$3,929	$4,006	$—	$211	$211

There were no loans past due by 90 days or more that were not on nonaccrual status at December 31, 2023 or 2022.

The accrual of interest is discontinued when substantial doubt exists as to collectability of the loan; generally, at the time the loan is 90 days delinquent. Any unpaid but accrued interest is reversed at that time. Thereafter, interest income is no longer recognized on the loan. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Foregone interest on nonaccrual loans for the years ended December 31, 2023, 2022, and 2021, was $436 thousand, $38 thousand, and $154 thousand, respectively.

Accrued interest receivable related to loans was $5.4 million and $5.1 million at December 31, 2023 and 2022, respectively. Accrued interest receivable is included in other assets on the consolidated balance sheets.

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

During the year ended December 31, 2023, the allowance for credit losses on loans increased by $1.7 million to $12.5 million from $10.8 million at December 31, 2022. When the Company adopted the provisions of ASC 326 on January 1, 2023, it recorded the required $1.8 million increase directly to retained earnings (net of tax). The Company recorded a provision (credit) for credit losses for loans of $(339) thousand during the year ended December 31, 2023, primarily due to a reduction in the qualitative factor related to the percentage of the state of California that was experiencing a drought. This reduction was partially offset by growth in the loan portfolio and an increase in historical loss factors for certain loan segments.

The following tables summarize the changes in the allowance for credit losses by portfolio type. Prior to the adoption of ASC 326 on January 1, 2023, the allowance for loan losses was determined in accordance with ASC 450 - “Contingencies” (“ASC 450”) and ASC 310 - “Receivables” (“ASC 310”).

	For the Year Ended December 31,
	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total
2023	(in thousands)
Beginning balance, prior to the adoption of ASC 326	$3,879	$5,980	$747	$21	$27	$107	$4	$10,765
Impact of adoption of ASC 326	1,671	31	70	(15)	17	39	(2)	1,811
Charge-offs	—	(27)	—	—	—	—	—	(27)
Recoveries	82	80	47	32	—	—	—	241
Net (charge-offs) recoveries	82	53	47	32	—	—	—	214
Provision (credit) for credit losses	(254)	245	(310)	(34)	(3)	18	(1)	(339)
Ending balance	$5,378	$6,309	$554	$4	$41	$164	$1	$12,451

2022
Beginning balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404
Charge-offs	—	—	—	(182)	—	—	—	(182)
Recoveries	139	80	190	316	12	—	1	738
Net (charge-offs) recoveries	139	80	190	134	12	—	1	556
Provision (credit) for credit losses	1,134	(829)	(366)	(135)	(3)	2	2	(195)
Ending balance	$3,879	$5,980	$747	$21	$27	$107	$4	$10,765

2021
Beginning balance	$2,612	$5,950	$1,379	$118	$25	$108	$2	$10,194
Charge-offs	—	—	—	—	—	—	(1)	(1)
Recoveries	218	80	40	47	6	1	—	392
Net (charge-offs) recoveries	218	80	40	47	6	1	(1)	391
Provision (credit) for credit losses	(224)	699	(496)	(143)	(13)	(4)	—	(181)
Ending balance	$2,606	$6,729	$923	$22	$18	$105	$1	$10,404

During the year ended December 31, 2023, the Company charged off one commercial estate loan in the amount of $27 thousand that was originated in 2021.

As of December 31, 2023 and 2022, the Company had an ACL for off-balance sheet commitments of $458 thousand and $94 thousand, respectively, which was included in other liabilities on the consolidated balance sheets. The provision (credit) for credit losses associated with the allowance for off-balance sheet commitments was $(56) thousand, $0 thousand, and $2 for the years ended December 31, 2023, 2022, and 2021, respectively.

Beginning on January 1, 2023, the Company evaluates loans collectively for purposes of determining the allowance for credit losses in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified as those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, have undergone a significant modification, have been downgraded to substandard or worse, or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime allowance for credit losses. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the allowance for credit losses on individually evaluated loans unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral (less estimated selling costs). The Company may increase or decrease the allowance for credit losses for collateral dependent loans based on changes in the estimated fair value of the collateral.

The following table presents the amortized cost basis and the associated allowance for credit losses by portfolio segment for loans that were individually evaluated as of December 31, 2023:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
	(in thousands)
Amortized Cost Basis:
Individually evaluated loans with an ACL recorded	$432	$—	$—	$—	$—	$—	$—	$432
Individually evaluated loans with no ACL recorded	1,642	2,791	1,203	—	—	138	—	5,774
Total individually evaluated loans	2,074	2,791	1,203	—	—	138	—	6,206
Collectively evaluated loans	328,284	557,582	45,052	1,753	2,556	10,212	71	945,510
Total loans held for investment	$330,358	$560,373	$46,255	$1,753	$2,556	$10,350	$71	$951,716

Allowance for Credit Losses:
Individually evaluated loans	$11	$—	$—	$—	$—	$—	$—	$11
Collectively evaluated loans	5,367	6,309	554	4	41	164	1	12,440
Total allowance for credit losses	$5,378	$6,309	$554	$4	$41	$164	$1	$12,451

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

The following table presents impairment method information related to loans and allowance for loan losses by loan portfolio segment as of December 31, 2022:

	Manufactured Housing	Commercial Real Estate	Commercial	SBA	HELOC	Single Family Real Estate	Consumer	Total Loans
	(in thousands)
Recorded Investment:
Impaired loans with an allowance recorded	$2,918	$209	$67	$41	$—	$208	$—	$3,443
Impaired loans with no allowance recorded	1,166	—	1,297	—	—	151	—	2,614
Total impaired loans	4,084	209	1,364	41	—	359	—	6,057
Loans collectively evaluated for impairment	311,741	545,108	57,706	3,441	2,613	8,350	107	929,066
Total loans held for investment	$315,825	$545,317	$59,070	$3,482	$2,613	$8,709	$107	$935,123

Allowance for Loan Losses:
Loans individually evaluated for impairment	$157	$18	$—	$1	$—	$8	$—	$184
Loans collectively evaluated for impairment	3,722	5,962	747	20	27	99	4	10,581
Total allowance for loan losses	$3,879	$5,980	$747	$21	$27	$107	$4	$10,765

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

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated :

	Manufactured Homes	Single Family Residence	Machinery & Equipment	Total
December 31, 2023:	(in thousands)
Manufactured housing	$1,196	$—	$—	$1,196
Commercial real estate	2,791	—	—	2,791
Commercial	—	—	1,203	1,203
HELOC	—	138	—	138
Total	$3,987	$138	$1,203	$5,328

December 31, 2022:
Manufactured housing	$574	$—	$—	$574
Commercial	—	—	1,297	1,297
Single family real estate	—	150	—	150
Total	$574	$150	$1,297	$2,021

There was no associated allowance for credit losses (or allowance for loan losses prior to the adoption of ASC 326 on January 1, 2023) for collateral dependent loans as of December 31, 2023 or 2022, as the fair value of the collateral exceeded the loan balances.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” Risk ratings are updated as part of the normal loan monitoring process (at a minimum, annually). The following is a description of the characteristics of loan ratings.

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

Doubtful - A loan classified Doubtful has all the weaknesses inherent in one classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

Loss - Loans classified Loss are considered uncollectible and of such little value that recording them as bankable loans is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off the loan even though partial recovery may be realized in the future. Losses are taken in the period in which they are considered uncollectible.

Loans not meeting the criteria above are considered to be pass-rated loans.

The following tables present the risk categories for gross loans by class of loans and by year of origination as of the dates indicated:

	Term Loans - Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(in thousands)
December 31, 2023:
Manufactured housing:
Pass	$49,826	$56,337	$48,412	$45,199	$24,488	$103,999	$—	$328,261
Substandard	—	—	99	217	—	1,781	—	2,097
Total	49,826	56,337	48,511	45,416	24,488	105,780	—	330,358

Commercial real estate:
Pass	50,612	142,382	117,260	58,874	49,967	116,518	—	535,613
Special mention	—	—	8,669	207	4,124	3,572	—	16,572
Substandard	—	—	473	1,950	—	5,765	—	8,188
Total	50,612	142,382	126,402	61,031	54,091	125,855	—	560,373

Commercial:
Pass	3,587	3,400	2,434	791	620	13,758	13,552	38,142
Special mention	—	1,825	1,893	401	—	—	—	4,119
Substandard	—	—	—	—	38	3,956	—	3,994
Total	3,587	5,225	4,327	1,192	658	17,714	13,552	46,255

SBA:
Pass	—	—	—	160	—	1,429	—	1,589
Special mention	—	—	—	—	—	163	—	163
Doubtful	—	—	—	—	—	1	—	1
Total	—	—	—	160	—	1,593	—	1,753

HELOC:
Pass	—	—	—	—	—	2,556	—	2,556
Total	—	—	—	—	—	2,556	—	2,556

Single family real estate:
Pass	2,109	821	1,969	1,974	744	2,595	—	10,212
Substandard	—	—	—	—	—	138	—	138
Total	2,109	821	1,969	1,974	744	2,733	—	10,350

Consumer:
Pass	71	—	—	—	—	—	—	71
Total	71	—	—	—	—	—	—	71

Total loans	$106,205	$204,765	$181,209	$109,773	$79,981	$256,231	$13,552	$951,716

	Term Loans - Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving	Total
	(in thousands)
December 31, 2022:
Manufactured housing:
Pass	$62,591	$54,403	$51,158	$26,745	$25,768	$94,106	$—	$314,771
Substandard	—	—	—	—	121	933	—	1,054
Total	62,591	54,403	51,158	26,745	25,889	95,039	—	315,825

Commercial real estate:
Pass	161,023	125,074	57,441	50,134	32,662	95,174	—	521,508
Special mention	—	—	10,092	4,206	1,033	—	—	15,331
Substandard	—	—	1,056	—	—	7,422	—	8,478
Total	161,023	125,074	68,589	54,340	33,695	102,596	—	545,317

Commercial:
Pass	8,804	2,924	1,505	1,107	6,956	10,889	20,699	52,884
Special mention	—	2,723	—	—	—	—	—	2,723
Substandard	—	—	—	—	—	3,463	—	3,463
Total	8,804	5,647	1,505	1,107	6,956	14,352	20,699	59,070

SBA:
Pass	—	690	1,083	—	—	1,709	—	3,482
Total	—	690	1,083	—	—	1,709	—	3,482

HELOC:
Pass	—	—	—	—	—	—	2,613	2,613
Total	—	—	—	—	—	—	2,613	2,613

Single family real estate:
Pass	817	2,187	2,028	761	364	2,398	—	8,555
Substandard	—	—	—	—	150	4	—	154
Total	817	2,187	2,028	761	514	2,402	—	8,709

Consumer:
Pass	13	—	—	—	—	94	—	107
Total	13	—	—	—	—	94	—	107

Total loans	$233,248	$188,001	$124,363	$82,953	$67,054	$216,192	$23,312	$935,123
There were no loans classified as “Loss” at December 31, 2023 or 2022.

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

The following tables presents the amortized cost basis of loans at December 31, 2023, that were modified during the year ended December 31, 2023, in response to financial difficulties experienced by the borrowers, by loan class and by type of modification.

	December 31, 2023
Term Extension	Amortized Cost	% of Total Class of Loans	Weighted Average Months
(Dollars in thousands)
Commercial real estate	$473	0.08%	5.0
Commercial	1,373	2.97%	60.0
Total	$1,846	0.19%	45.9
	December 31, 2023
Payment Deferral	Amortized Cost	% of Total Class of Loans	Weighted Average Months
(Dollars in thousands)
SBA	$160	9.13%	3.0
Total	$160	0.02%	3.0

The Company does not have any commitments to lend any additional amounts to the borrowers included in the previous table. All of the loans listed in the previous table were considered to be current as of December 31, 2023, except for one commercial real estate loan whose term was extended and had an amortized cost of $473 thousand that was delinquent and in foreclosure.

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

Troubled Debt Restructured Loan (“TDR”)
Prior to the adoption of ASU 2022-02 on January 1, 2023, the Company, in infrequent situations, would modify or restructure loans as a TDR. A TDR was a loan on which the Company, for reasons related to a borrower’s financial difficulties, granted a concession to the borrower that the Company would not have otherwise considered. The loan terms that were modified or restructured due to a borrower’s financial situation included, but were not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, or a reduction in the face amount of the loan or accrued interest balance. The majority of the Company’s modifications were extensions in terms or deferral of payments (which resulted in no lost principal or interest), followed by reductions in interest rates or accrued interest.

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

The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance, beginning	$2,622	$2,919
New loans	—	—
Repayments and other	(190)	(297)
Balance, ending	$2,432	$2,622

None of these loans are past due, are on nonaccrual status, or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2023 or 2022.

Unfunded loan commitments outstanding with related parties totaled $0.4 million and $0.3 million at December 31, 2023 and 2022, respectively.

5.	PREMISES AND EQUIPMENT

The Company’s premises and equipment consisted of the following at December 31:

	2023	2022
	(in thousands)
Bank premises and land	$3,975	$3,983
Furniture, fixtures, and equipment	11,017	10,865
Leasehold improvements	4,644	4,992
Construction in progress	255	122
	19,891	19,962
Accumulated depreciation	(14,074)	(13,858)
Premises and equipment, net	$5,817	$6,104

6.	OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table summarizes the changes in other assets acquired through foreclosure for the periods indicated:

	December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of period	$2,250	$2,518	$2,614
Additions	1,576	—	136
Proceeds from dispositions	(2,967)	(384)	—
Gains (losses) on sales, net	123	116	(232)
Balance, end of period	$982	$2,250	$2,518

Gains or losses on sale are included in other non-interest income on the consolidated income statements.

7.	DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2023	2022
	(in thousands)
Non-interest bearing demand deposits	$168,603	$216,494
Interest-bearing deposits:
NOW accounts	32,267	38,068
Money market deposit account	345,263	390,105
Savings accounts	16,257	23,490
Time deposits of $250,000 or more	13,892	6,693
Other time deposits	276,656	200,234
Total deposits	$852,938	$875,084

Of the total deposits at December 31, 2023, $562.4 million may be immediately withdrawn. Time certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

(in thousands)
2024	$222,807
2025	19,527
2026	42,914
2027	5,143
2028	157
Total	$290,548

The Company through the bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) services, which provides Federal Deposit Insurance Corporation (“FDIC”) insurance for large deposits. Federal banking law and regulation place restrictions on depository institutions regarding brokered deposits as they pose increased liquidity risk for institutions that gather significant amounts of brokered deposits. At December 31, 2023 and 2022, the Company had $17.7 million and $51.1 million, respectively, of CDARS deposits. At December 31, 2023 and 2022, the Company had $117.4 million and $69.2 million, respectively of ICS deposits.

The Company also accepts deposits from related parties which totaled $41.3 million at December 31, 2023, and $29.3 million at December 31, 2022.

8.	BORROWINGS

FHLB Advances
The following table summarizes the Company’s FHLB advances by maturity date:

	December 31,
	2023		2022
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(dollars in thousands)
April 15, 2025	$6,000	0.76%	$6,000	0.76%
April 15, 2025	39,000	0.78%	39,000	0.78%
June 23, 2025	30,000	0.95%	30,000	0.95%
June 23, 2025	15,000	0.92%	15,000	0.92%
Total FHLB advances	$90,000		$90,000
Weighted average rate		0.86%		0.86%

All of the Company’s outstanding advances as of December 31, 2023 and 2022, were at fixed rates of interest.

The Company also had $27.0 million of letters of credit with FHLB at December 31, 2023, to secure public funds. The Company, through the Bank, has a blanket lien credit line with the FHLB. FHLB advances are collateralized in the aggregate by the Company’s eligible loans and securities. At December 31, 2023, the Company had $9.3 million of securities and $371.9 million of loans pledged to the FHLB. At December 31, 2023, the Company had $112.8 million available for additional borrowing based on the value of the collateral pledged. At December 31, 2022, the Company had pledged to the FHLB $21.1 million of securities and $232.6 million of loans. Total FHLB interest expense for the years ended December 31, 2023, 2022, and 2021, was $0.9 million, $0.8 million, and $0.9 million, respectively.

Line of Credit
The Company has an unsecured line of credit agreement to borrow up to $10.0 million at Prime +0.25%. The Company must maintain a compensating deposit with the lender of $1.0 million. In addition, the Company must maintain a minimum debt service coverage ratio of 1.65 to 1, a minimum Tier 1 leverage ratio of 7.0%, a minimum total risked based capital ratio of 10.0%, and a maximum net non-accrual ratio of not more than 3%. The Company is in compliance with all of the covenants at December 31, 2023. The line of credit matured in September 2023 and the Company renewed the line of credit for an additional two-year term with no other changes to the financial terms or covenants. As of December 31, 2023, there was $10.0 million outstanding on the revolving line of credit and the interest rate in effect was 8.75%; there were no outstanding balances on the revolving line of credit as of December 31, 2022.

Federal Reserve Bank
The Company has established a credit line with the FRB. Advances are collateralized in the aggregate by eligible loans. As of December 31, 2023 and 2022, there were $293.7 million and $248.6 million, respectively, of loans pledged as collateral to the FRB. There were no outstanding FRB advances as of December 31, 2023 and 2022. Available borrowing capacity based on the balance of loans pledged was $110.7 million at December 31, 2023.

Federal Funds Purchased Lines
The Company has federal funds borrowing lines at correspondent banks totaling $20.0 million. There were no amounts outstanding on these lines as of December 31, 2023 and 2022.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	As of December 31,
	2023	2022
	(in thousands)
Commitments to extend credit	$84,656	$100,011
Standby letters of credit	—	—
Total	$84,656	$100,011

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4 - Loans Held for Investment of these consolidated financial statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $458 thousand and $94 thousand as of December 31, 2023 and 2022, respectively. Changes to this liability are adjusted through provision for credit losses on the consolidated income statements.

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in the net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2023, the Company’s interest rate risk profile was within Board-approved limits.

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

Common Stock
During the years ended December 31, 2023, 2022, and 2021, the Company paid $2.8 million, $2.6 million, and $2.3 million, respectively, of dividends on common stock.

On February 18, 2019, the Board of Directors increased the common stock repurchase program to $4.5 million extended the repurchase program until August 31, 2023. On August 30, 2023, the Board of Directors approved an extension of the expiration date of the repurchase program to August 31, 2025. Under this program the Company has repurchased 350,189 common stock shares for $3.1 million at an average price of $8.75 per share. There were no shares repurchased during the years ended December 31, 2023, 2022, or 2021.

Equity Compensation Plans
The Company has two stock-based compensation plans that are currently available. Both stock options and restricted stock awards can be granted under the terms of the plans. Stock options granted under the terms of the plan generally have a vesting period of 5 years and a contractual life of 10 years, while restricted stock awards generally vest over 5 years. The Company recognizes compensation cost ratably over the requisite service period for all awards. As of December 31, 2023, 302,919 shares were available for future grants of stock awards.

Stock Options - The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the stock options. The risk-free rate for the periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend rate assumption was the Company’s annual dividend yield at grant date.

A summary of the assumptions used in calculating the fair value of stock option awards during the years ended December 31, 2023, 2022, and 2021, are as follows:

	December 31,
	2023	2022	2021

Expected life in years	6.3	6.3	6.4
Risk-free interest rate	3.52%	2.53%	1.80%
Expected volatility	27.44%	28.81%	36.40%
Annual dividend yield	2.03%	2.05%	1.94%

A summary of stock option activity under the plan is presented below:

	Year ended December 31, 2023
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(dollars in thousands, except exercise price)
Outstanding options, beginning of period	605,950	$9.95
Granted	2,500	14.75
Exercised	(54,168)	8.41
Forfeited or expired	(23,432)	11.11
Outstanding options, end of period	530,850	$10.08	5.01	$3,881
Options exercisable, end of period	385,930	$9.46	4.11	$3,060
Options expected to vest, end of period	502,653	$9.96	4.86	$3,736

As of December 31, 2023, there was $0.2 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s plan. That cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021, was $0.3 million, $0.5 million, and $0.9 million, respectively.

Restricted Stock Awards - Compensation expense for restricted stock awards is based on the trading price of the Company’s stock at the grant date and is recognized over the vesting period of the awards. Restricted stock awards generally vest evenly over a five-year period from the date of grant.

The following table summarizes the change in nonvested restricted stock awards for the year ended December 31, 2023:

	Nonvested Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Unvested options, beginning of period	34,934	$13.78
Granted	23,900	14.59
Vested	(19,212)	14.39
Forfeited	(1,718)	13.38
Unvested options, end of period	37,904	$14.00

As of December 31, 2023, there was $0.3 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s plan. That cost is expected to be recognized over a weighted average period of 3.7 years.

11.	CAPITAL REQUIREMENTS

At December 31, 2023 and 2022, the Company qualified for treatment under the Small Bank Holding Company Policy Statement (Regulation Y, Appendix C) and, therefore, is not subject to consolidated capital rules at the holding company level.

The following tables illustrates the Bank’s regulatory ratios and the Federal Reserve’s current adequacy guidelines as of December 31, 2023 and 2022.

	Total Capital (To Risk- Weighted Assets)	Tier 1 Capital (To Risk- Weighted Assets)	Common Equity Tier 1 (To Risk- Weighted Assets)	Leverage Ratio/Tier1 Capital (To Average Assets)
December 31, 2023
CWB’s actual regulatory ratios	13.10%	11.89%	11.89%	10.88%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

December 31, 2022
CWB’s actual regulatory ratios	12.56%	11.44%	11.44%	10.34%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well-capitalized requirements	10.00%	8.00%	6.50%	5.00%

As of the most recent formal notification from the Bank’s primary regulatory agency, the Bank was categorized as “well capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

The adoption of CECL on January 1, 2023 resulted in a $1.6 million reduction to stockholders’ equity, net of $0.7 million in taxes. Banking organizations that experienced a reduction in retained earnings from the adoption of CECL had the option to elect a phase-in approach for up to 3 years of the “day 1” adverse impact to regulatory capital. The Company made this election and is phasing in the impact of the transition to CECL over a three-year period, starting with the first quarter of 2023.

12.	REVENUE RECOGNITION

ASC Topic 606 - “Revenue from Contracts with Customers” (“ASC 606”) requires recognition of revenue at an amount that reflects the consideration to which the Company expects to be entitled to in exchange for transferring goods or services to a customer. The majority of the Company’s revenue is from sources outside of the scope of ASC 606. Revenue from service charges and fees and interchange fees on credit and debit cards are within the scope of ASC 606.

Service Charges on Deposit Accounts
Service charges on deposit accounts consist of monthly service fees, check orders, account analysis fees, and other deposit account related fees.  The Company’s performance obligation for monthly service fees and account analysis fees is generally satisfied, and the related income recognized, over the period in which the service is provided.  Check orders and other deposit-related fees are largely transactional based and, therefore, the Company’s performance obligation is satisfied and related income recognized at a point in time.  Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Exchange Fees and Other Service Charges
Exchange fees and other service charges are primarily comprised of debit and credit card income, merchant services income, ATM fees, and other service charges.  Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa or MasterCard.  Merchant services income is primarily fees charged to merchants to process their debit and credit card transactions.  ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM.  Other service charges include fees from processing wire transfers, cashier’s checks, and other services.  The Company’s performance obligations for exchange and other service charges is largely satisfied, and related revenue recognized, when the services are rendered or upon completion.  Payment is typically received immediately or in the following month.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of ASC 606 for the periods indicated:

	Years Ended December 31,
Non-interest income	2023	2022	2021
In-scope of ASC 606:	(in thousands)
Service charges on deposit accounts	$538	$335	$243
Exchange fees and other service charges	449	518	468
Non-interest income (in-scope of ASC 606)	987	853	711
Non-interest income (out-of-scope of ASC 606)	2,766	3,125	3,042
Total	$3,753	$3,978	$3,753

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and income is recognized.  The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2023 and 2022, the Company did not have any contract balances.

13.	INCOME TAXES

The provision for income taxes consisted of the following:

	December 31,
	2023	2022	2021
Current:	(in thousands)
Federal	$2,133	$3,518	$3,671
State	1,315	1,994	2,046
	3,448	5,512	5,717
Deferred:
Federal	80	(178)	(371)
State	(34)	(72)	(134)
	46	(250)	(505)
Total provision for income taxes	$3,494	$5,262	$5,212

A reconciliation between the statutory income tax rate and the Company’s effective tax rate is as follows:

	December 31,
	2023	2022	2021

Federal income tax at statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of federal benefit	9.0%	8.2%	8.6%
Merger costs	1.4%	0.0%	0.0%
Other	0.9%	(1.1)%	(1.1)%
Total provision for income taxes	32.3%	28.1%	28.5%

The cumulative tax effects of the primary temporary differences are as shown in the following table:

	December 31,
	2023	2022
Deferred Tax Assets:	(in thousands)
Allowance for credit losses	$3,678	$3,127
Bonus accrual	2	8
Deferred compensation	1,236	1,057
Lease liability	1,301	1,555
Deferred state taxes	273	419
Unrealized loss on AFS securities	408	305
Other	608	586
Total deferred tax assets	7,506	7,057

Deferred Tax Liabilities:
Depreciation	(455)	(469)
Right of use asset	(1,281)	(1,535)
Total deferred tax liabilities	(1,736)	(2,004)
Net deferred tax assets	$5,770	$5,053

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets of $5.8 million and $5.1 million at December 31, 2023 and December 31, 2022, respectively, are reported in other assets on the consolidated balance sheets.

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

There was no valuation allowance on deferred tax assets at December 31, 2023 or December 31, 2022.

The Company is subject to the provisions of ASC 740, which prescribes a more likely than not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a quarterly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. There were no uncertain tax positions at December 31, 2023 or 2022.

The Company is subject to income taxation in the United States and certain state jurisdictions. The Company’s federal and state income tax returns are filed on a consolidated basis. The Company is generally open to examination by tax authorities for the years 2020 and later and state tax authorities for the years 2019 and later.

14.	LEASES

The Company has operating leases for office space, which typically have terms of between 2 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the ROU asset. As of December 31, 2023, the balance of the ROU assets was $4.3 million and the balance of the lease liabilities were $4.4 million. The ROU assets are included in other assets and the lease liabilities are included in other liabilities in the accompanying consolidated balance sheets.

	2023	2022
	(dollars in thousands)
Lease cost:
Operating lease cost	$1,022	$1,012
Sublease income	—	—
Total lease cost	$1,022	$1,012

Other information:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,022	$1,003
Weighted average remaining lease term in years - operating leases	6.3	7.0
Weighted average discount rate - operating leases	3.68%	3.26%

Future minimum operating lease payments as of December 31, 2023 are as follows (in thousands):

2024	$1,041
2025	991
2026	891
2027	488
2028	314
Thereafter	1,240
Total future minimum lease payments	$4,965
Less: remaining imputed interest	565
Total lease liabilities	$4,400

15.	EMPLOYEE BENEFIT PLANS

401(k) Plan
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer up to a maximum of $22,500 (for those under 50 years of age in 2023) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 3% of the participant’s eligible compensation. The Company’s total contribution to the plan was $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Deferred Compensation Plans
A deferred compensation plan covers the executive officers. Under the plan, the Company pays each participant a percentage of their base salary plus interest. Vesting occurs at age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for the years ended December 31, 2023, 2022, and 2021, was $0.2 million, $0.3 million, and $0.2 million, respectively. The Company recognized a deferred compensation liability of $2.5 million and $2.1 million as of December 31, 2023 and 2022, respectively.

The Company also provides an unfunded nonqualified deferred compensation arrangement to provide supplemental retirement benefits for the Participants which are a select group of management or highly compensated employees of the Company. The Participants may defer up to 30% of their base salary and bonus each plan year. The 36-month certificate of deposit rate is paid on the vested balance.

Salary Continuation
The Company has agreements with certain key officers, which provide for a monthly cash payment to the officers or beneficiaries in the event of death, disability, or retirement, beginning in the month after the retirement date or death and extending for a period of fifteen years, subject to vesting. The income from the policy investments will help fund this liability.

At December 31, 2023 and 2022, the Company had an accrued salary continuation liability for these agreements of $1.6 million and  $1.5 million, respectively, which was included in other liabilities on the consolidated balance sheets. The cash surrender value of the life insurance policies was $8.9 million and $8.7 at December 31, 2023 and 2022, respectively, and is included in other assets on the consolidated balance sheets.

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

The following tables summarize the fair value of assets measured on a recurring basis:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$382	$—	$—	$382
Investment securities available-for-sale:
U.S. government agency notes	—	3,330	—	3,330
U.S. government agency CMOs	—	3,944	—	3,944
Corporate debt securities	—	7,958	—	7,958
Interest only strips	—	—	5	5
Servicing assets	—	—	12	12
	$382	$15,232	$17	$15,631

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:	(in thousands)
Investment securities measured at fair value	$225	$—	$—	$225
Investment securities available-for-sale:
U.S. government agency notes	—	4,107	—	4,107
U.S. government agency CMOs	—	4,296	—	4,296
U.S. Treasury securities	—	9,970	—	9,970
Corporate debt securities	—	8,315	—	8,315
Interest only strips	—	—	7	7
Servicing assets	—	—	26	26
	$225	$26,688	$33	$26,946

Market valuations of the Company’s investment securities, which are classified as level 2, are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. The techniques used include pricing models that vary based on the type of asset being valued and incorporate available trade, bid, and other market information. In accordance with the fair value hierarchy, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

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

Historically, the Company has elected to use the amortizing method for the treatment of servicing assets and has measured for impairment on a quarterly basis. In connection with the sale of certain SBA and USDA loans, the Company recorded servicing assets and elected to measure those assets at fair value in accordance with ASC 825. Significant assumptions in the valuation of servicing assets include estimated loan repayment rates, the discount rate, and servicing costs, among others. Servicing assets are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis, as follows:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2023:
Other assets acquired through foreclosure	$982	$—	$982	$—
	$982	$—	$982	$—

As of December 31, 2022:
Impaired loans	$3,805	$—	$3,805	$—
Other assets acquired through foreclosure	2,250	—	2,250	—
	$6,055	$—	$6,055	$—

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

Fair Values of Financial Instruments

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$72,198	$72,198	$—	$—	$72,198
FHLB and FRB stock	4,865	—	4,865	—	4,865
Investment securities - available-for-sale	15,232	—	15,232	—	15,232
Investment securities - held-to-maturity	2,135	—	2,056	—	2,056
Investment securities - measured at fair value	382	382	—	—	382
Loans held for sale and loans held for investment, net	955,021	—	905,073	—	905,073
Accrued interest receivable	5,655	—	5,655	—	5,655
Servicing assets	1,305	—	—	2,583	2,583
Interest only strips	5	—	—	5	5
Financial liabilities:
Deposits	852,938	—	850,236	—	850,236
FHLB advances and other borrowings	100,000	—	95,426	—	95,426
Accrued interest payable	2,355	—	2,355	—	2,355

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:	(in thousands)
Cash and cash equivalents	$64,690	$64,690	$—	$—	$64,690
FRB and FHLB stock	4,533	—	4,533	—	4,533
Investment securities - available-for-sale	26,688	—	26,688	—	26,688
Investment securities - held-to-maturity	2,557	—	2,423	—	2,423
Investment securities - measured at fair value	225	225	—	—	225
Loans held for sale and loans held for investment, net	944,577	—	892,134	3,805	895,939
Accrued interest receivable	5,295	—	5,295	—	5,295
Servicing assets	1,480	—	—	2,646	2,646
Interest only strips	7	—	—	7	7
Financial liabilities:
Deposits	875,084	—	867,697	—	867,697
FHLB advances and other borrowings	90,000	—	83,322	—	83,322
Accrued interest payable	126	—	126	—	126

Fair value of commitments
Loan commitments on which the committed interest rates were less than the current market rate are insignificant at December 31, 2023 and 2022. The estimated fair value of standby letters of credit outstanding at December 31, 2023 and 2022 were also insignificant.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component, net of tax for the period indicated:

	Year Ended December 31,
	2023	2022	2021
Unrealized holding gains (losses) on AFS	(in thousands)
Beginning balance	$(771)	$92	$35
Other comprehensive income (loss)	(245)	(863)	57
Net current-period other comprehensive income	(245)	(863)	57
Ending balance	$(1,016)	$(771)	$92

There were no reclassifications out of accumulated other comprehensive income for the years ended December 31, 2023, 2022, or 2021.

18.	PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following tables:

COMMUNITY WEST BANCSHARES
Condensed Balance Sheets

	December 31,
	2023	2022
	(in thousands)
Assets:
Cash and cash equivalents	$10,498	$67
Investment in subsidiary	115,407	112,183
Other assets	521	419
Total assets	$126,426	$112,669

Liabilities and Stockholders’ Equity:
Other borrowings	$10,000	$—
Other liabilities	182	19
Total liabilities	10,182	19
Total stockholders’ equity	116,244	112,650
Total liabilities and stockholders’ equity	$126,426	$112,669

COMMUNITY WEST BANCSHARES
Condensed Income Statements

	December 31,
	2023	2022	2021
	(in thousands)
Interest income	$—	$—	$—
Interest expense	51	16	17
Net interest expense	(51)	(16)	(17)
Provision for credit losses	—	—	—
Net interest expense after provision for credit losses	(51)	(16)	(17)
Equity in income from consolidated subsidiary	8,668	13,779	13,271
Total income	8,617	13,763	13,254
Total non-interest expenses	1,624	525	420
Income before income tax benefit	6,993	13,238	12,834
Income tax benefit	(323)	(211)	(267)
Net income	$7,316	$13,449	$13,101

COMMUNITY WEST BANCSHARES
Condensed Statements of Cash Flows

	December 31,
	2023	2022	2021
	(in thousands)
Cash Flows from Operating Activities:
Net income	$7,316	$13,449	$13,101
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income from subsidiary	(8,668)	(13,779)	(13,271)
Stock-based compensation	464	289	318
Changes in:
Other assets	(102)	(221)	41
Other liabilities	163	15	(215)
Net cash used in operating activities	(827)	(247)	(26)
Cash Flows from Investing Activities:
Net dividends from and investment in subsidiary	3,626	1,375	1,600
Net cash provided by investing activities	3,626	1,375	1,600
Cash Flows from Financing Activities:
Proceeds from other borrowings	20,000	—	—
Repayments of other borrowings	(10,000)	—	—
Common stock dividends paid	(2,824)	(2,574)	(2,312)
Proceeds from exercise of stock options	456	974	1,204
Net cash provided by (used in) financing activities	7,632	(1,600)	(1,108)
Net increase (decrease) in cash and cash equivalents	10,431	(472)	466
Cash and cash equivalents at beginning of year	67	539	73
Cash and cash equivalents at end of year	$10,498	$67	$539

19.	SUBSEQUENT EVENTS

On January 26, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per common share, payable on February 29, 2024, to common shareholders of record on February 9, 2024.

On April 1, 2024, the merger between Central Valley Community Bancorp and the Company was completed, as described more fully in Note 1 - Summary of Significant Accounting Policies.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2023, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s reports that it files with or submits to the SEC under the Exchange Act.

Report on Management’s Assessment of Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Management concluded that, based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

The Company’s management has also evaluated, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, whether there were any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023. Based upon this evaluation, the Company’s management has determined that there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only the management’s report in this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS
The following sets forth the names and certain other information concerning the Board of Directors of the Company.
Martin P. Alwin (Age 38)
Mr. Alwin was elected to the Boards of CWBC and CWB in May 2022.  Mr. Alwin is the Senior Analyst at PL Capital Advisors, LLC.  He is also a Principal and Managing Member of RISE Commercial Self Storage Fund Managers, LLC. Prior to joining PL Capital, he was a Vice President of FIG Investment Banking for Piper Jaffray & Co. focused on mergers & acquisitions, capital raising, balance sheet management, and other advisory services across the U.S. financial services industry. Mr. Alwin is a graduate of the University of Chicago Booth School of Business with a Masters of Business Administration and has a Bachelor of Arts degree from Lawrence University.
Robert H. Bartlein (Age 76)
Mr. Bartlein has been a member of the Board of CWBC since its inception in 1997 and a founder and Director of CWB since 1989.  Mr. Bartlein serves on CWBC’s Nominating and Corporate Governance Committee and is Chairman of the Board of CWB, Chairman of CWB’s Credit Committee and a member of CWB’s Executive, Compensation, and Management Succession Committees.  He is President and CEO of Bartlein & Company, Inc., founded in 1969, which is a property management company with three California offices.  He is a graduate of the University of Wisconsin – Madison, with a degree in Finance, Investments and Banking, and did post-graduate study at the University of Wisconsin - Milwaukee.  Mr. Bartlein is past President and Director of the American Lung Association of Santa Barbara and Ventura Counties.
Dana L. Boutain (Age 59)
Mrs. Boutain was named to the Boards of CWBC and CWB in July 2017, and is a member of CWBC’s Audit Committee. Mrs. Boutain is a managing director in the Oxnard office of CBIZ MHM, LLC.  She assists clients with complex tax planning, from transaction structuring to multistate filing to taxation for international operations and subsidiaries.  She has been in the industry for more than 30 years.  Mrs. Boutain is a Certified Public Accountant and holds a B.S. – Business Administration degree from the California State University – Bakersfield and holds a M.S. – Taxation degree from Golden Gate University.
Suzanne M. Chadwick (Age 76)
Ms. Chadwick was elected to the Board as of May 2021.  Ms. Chadwick a resident of Oxnard, CA, was employed by Santa Barbara Bank and Trust for over 20 years.  Having introduced Santa Barbara Bank and Trust to Ventura County in 1995, she retired as Senior Vice President Private Client Manager in 2013.  She cultivated high-value existing and new business relationships as well as being an active community volunteer.  Ms. Chadwick currently serves as Regent with California Lutheran University, where she has been active since 2013.  She also serves on the Advisory Council for the Center for Nonprofit Leadership since 2016, Interface Children & Family Services Advisory Board since 2008, KCLU Advisory Board since 1995 and Rotary Club of Oxnard.
Tom L. Dobyns (Age 71)
Mr. Dobyns was named to the Boards of CWBC and CWB in July 2017 and is a member of CWB’s Compensation and Asset/Liability Committees.  Mr. Dobyns has more than 42 years of bank management experience, including as Chief Executive Officer of Mission Community Bank (2011-2014); President and Chief Executive Officer of American Security Bank (2009-2011); President of the Retail Banking Group of Fullerton Community Bank (2004-2007); Executive Vice President of First Interstate Bank (1981-1996), and a past member of the Board of Directors of the California Bankers Association.  He currently has his own consulting company that assists both banks and non-banks in leadership and executive coaching.  He is a keynote speaker for organizations across the United States and abroad.  Mr. Dobyns resides in Pismo Beach, CA and serves on several community-based non-profits.  Currently he is the Director of Advancement for Coastal Christian School in Pismo Beach.
John D. Illgen (Age 79)
Mr. Illgen has been a member of the Board of CWBC since its inception in 1997 and a founder and Director of CWB since 1989.  He is Secretary of the Board of CWBC, a member of CWBC’s Nominating and Corporate Governance, Audit Committees, Chairman of CWB’s Asset/Liability Committee, and a member of CWB’s Compensation Committee.  Mr. Illgen was Sector Director and Vice President for Modeling and Simulation with Northrop Grumman Information Systems until January 2018.  He was Founder (1988), President and Chairman of Illgen Simulation Technologies, Inc. until its merger with Northrop Grumman Corporation in December 2003.  Mr. Illgen is Chairman Emeritus of the Board of Directors of the National Defense Industrial Association and appeared on television with the late General (Ret) Alexander Haig on “21st World Business Review” as an industry expert in information systems, modeling and simulation and other technologies.  Mr. Illgen is on the Advisory Board of the Santa Barbara Scholarship Foundation and is a Past President of Goleta Rotary Club.  In 2012, Mr. Illgen received the International Award, “Modern Day Technology Leader” from the BEYA for his contributions to the Modeling and Simulation domain. The National Defense Training Association (NTSA) awarded Mr. Illgen their highest honor by awarding Mr. Illgen the Governor’s Life-Time Achievement Award for Modeling and Simulation in 2017. Mr. Illgen also received Board Member Emeritus from the National Defense Industrial Association (NDIA). Mr. Illgen will remain on all committees with the NDIA.

James W. Lokey (Age 76)
Mr. Lokey has been a member of the Board of CWBC and CWB since June 2015.  He is a member of CWBC’s Audit Committee, Executive Committee and CWB’s Credit Committee.  Mr. Lokey has more than 42 years of bank management experience including as Chairman of the Board and Chief Executive Officer of Mission Community Bancorp (2010-2014); President of Rabobank, N.A. (2007-2009); President and Chief Executive Officer of Mid-State Bank & Trust (2000-2007); President and Chief Executive Officer of Downey Savings (1997-1998); Executive Vice President of First Interstate Bank/Wells Fargo Bank (1973-1996) and Past Chairman of the California Bankers Association.  He has significant ties in the communities of the Central Coast, including serving as a member of the President’s Cabinet at Cal Poly State University in San Luis Obispo; a Director of Cal Poly Corporation and Chairman of its investment committee; and Director of French Hospital Medical Center. Since retiring in 2014, Mr. Lokey has been active as a consultant and featured speaker regarding director education, enterprise risk management, and mergers and acquisitions.
Shereef Moharram (Age 52)
Mr. Moharram was named to the Boards of CWBC and CWB in December 2011, and is a member of CWB’s Asset/Liability Committee.  Mr. Moharram is a partner with the law firm Price Postel & Parma LLP in Santa Barbara, where he specializes in real estate law.  Mr. Moharram holds a B.A. in English Literature from the University of California, Santa Barbara, and a JD from the UCLA School of Law.
William R. Peeples (Age 81)
Mr. Peeples is Chairman of the Board of CWBC and a founder and Director of CWB since 1989.  Mr. Peeples is Chairman of CWBC’s Nominating and Corporate Governance Committee and serves on CWB’s Executive, Compensation and Management Succession Committees.  Mr. Peeples served in various executive capacities, including as President and Chief Financial Officer of Inamed Corporation from 1985 to 1987.  He also was a founder and Chief Financial Officer of Nusil Corporation and Imulok Corporation from 1980 to 1985.  Mr. Peeples has been active as a private investor and currently serves as Managing General Partner of two real estate partnerships.  Mr. Peeples holds a BBA from the University of Wisconsin – Whitewater, and an MBA from Golden Gate University, Air Force on-base program.
Martin E. Plourd (Age 66)
Mr. Plourd has been Chief Executive Officer and a member of the Board of CWB since November 2011 and President, Chief Executive Officer and member of the Board of CWBC since March 2012.  Mr. Plourd serves on CWB’s Credit, Asset/Liability and Management Succession Committees and is a member of the Management Disclosure Committee.  He has been in banking for over 40 years and has been a bank executive for over 25 years.  From July 2009 to October 2011, he worked as a private consultant with banks on engagements concerning strategic planning, acquisitions and compliance issues.  From July 2005 to July 2009, Mr. Plourd served first as Chief Operating Officer and then as President and Director of Temecula Valley Bank.  Prior to that, he spent 18 years with Rabobank/Valley Independent Bank in El Centro, including his last position as Executive Vice President and Community Banking Officer.  Mr. Plourd is an executive board member of the California Bankers Association , board member of the Goleta Valley Cottage Hospital Foundation,  board member of the Scholarship Foundation of Santa Barbara,  an Advisory board member for the College of Agriculture at California State Polytechnic University, Pomona (Cal Poly), and is a member of the Goleta Rotary Club.  Mr. Plourd is a graduate of Stonier Graduate School of Banking and Cal Poly.
Christopher R. Raffo (Age 66)
Mr. Raffo has been a member of the Board of CWBC and CWB since July 2020.  Mr. Raffo has thirty-five years of Capital Markets experience in Community and Regional banks.  Mr. Raffo served as Managing Director for Caldwell Securities Incorporated a broker-dealer an investment advisory firm, where he led the Community Bank Services Group, and has held senior positions at Howe Barnes Investments, Podesta & Co, Hoefer & Arnett and FIG Partners.  Since 2017 he has been engaged with Kilowatt Labs, Inc.
Kirk B. Stovesand (Age 61)
Mr. Stovesand has been a member of the Board of CWBC and CWB since May 2003.  Mr. Stovesand is Chairman of CWBC’s Audit Committee and serves on CWB’s Asset/Liability, and Credit Committees and is Secretary of CWB’s Board.  He is a partner of Walpole & Co., founded in 1974, which is a Certified Public Accounting and Consulting firm.  Mr. Stovesand has served on the boards of both for-profit and not-for-profit organizations. He is a graduate of the University of California Santa Barbara with a degree in Business Economics.  Mr. Stovesand received a Masters Degree in Taxation from Golden Gate University and a Master Certificate in Global Business Management from George Washington University.  He is a Certified Financial Planner, certified in mergers and acquisitions, and a member of the American Institute of Certified Public Accountants.
Celina L. Zacarias (Age 62)
Ms. Zacarias was named to the Board s of both CWBC and CWB in December of 2021.  Ms. Zacarias currently serves as Senior Director of Community & Government Relations at California State University Channel Islands.  Ms. Zacarias also currently serves as the Port of Hueneme Harbor Commissioner for the Oxnard Harbor District.  Ms. Zacarias graduated from the University of California Santa Barbara with degrees in Spanish literature and Hispanic civilization.  Ms. Zacarias has 25 years of business experience from careers with GMAC Mortgage, Wells Fargo, and Cabrillo Economic Development Corporation.  Ms. Zacarias received a Bachelor of Arts degree in Spanish literature and Hispanic civilization form the University of California Santa Barbara.

Specific Experience, Qualifications, Attributes and Skills of Directors
The Nominating and Corporate Governance Committee (NCGC) has reviewed with the Board the specific experience, qualifications, attributes and skills of each Director.  The NCGC has concluded that each Director has the appropriate skills and characteristics required of Board membership, and each possesses an in-depth knowledge of the Company’s business and strategy.  The NCGC further believes that our Board is composed of well-qualified and well-respected Directors who are prominent in business, finance and the local community. The experience and key competencies of each Director, as reviewed and considered by the NCGC, are set forth below.
Martin P. Alwin. As a registered investment advisor with over 15 years of experience in analyzing, understanding, monitoring and investing in financial institutions across the United States, he brings a wealth of knowledge regarding the marketing, operations, and management of banking institutions and their market-related activities.  He is very well acquainted with and is regularly monitoring the activities of banks and their holding companies, nationally.  He is well versed in mergers and acquisitions of those institutions, including evaluating potential strategic and financial benefits of such transactions.  His involvement in private and public equity transactions and his knowledge of how to price and effectuate such transactions including due diligence, client presentations, private offering memoranda, fairness opinions, as well as public company registration statements and prospectuses makes him very well suited and well qualified to serve as a director of the Company and CWB
Robert H. Bartlein. As President of Bartlein & Company, Inc., Mr. Bartlein has substantial real estate experience with broad business exposure.  He is knowledgeable in real estate transactions, real estate law, credit analysis, accounting, income tax law and finance.  Mr. Bartlein is particularly familiar with the Central Coast real estate market and is active in the community.  He is a founder and has served on the Bank Board since its inception.
Dana L. Boutain. Mrs. Boutain has a broad financial background and serves as a managing director of an accounting and consulting firm. Her expertise is in consulting, transaction structuring and financial statement compilations and reviews, including assisting clients in developing banking relationships and banking transactions. She primarily services clients in construction, manufacturing, government providers, oilfield services, transportation and real estate. Mrs. Boutain is active on boards of for-profit and not-for-profit organizations.
Suzanne M. Chadwick. Ms. Chadwick had an extensive career in banking cultivating business relationships and private client services.  Ms. Chadwick is extremely knowledgeable with the Ventura County banking market and the business community.
Tom L. Dobyns. Mr. Dobyns has extensive experience in bank management serving in various executive management capacities including as Chief Executive Officer.  Mr. Dobyns consults banks in leadership and executive coaching.  Mr. Dobyns is active on several community-based not-for-profit boards.
John D. Illgen. As founder and Chief Executive Officer of Illgen Simulation Technologies, Inc., until sold to Northrop Grumman, Mr. Illgen has a national reputation in technology, National Defense, models/ simulations, and broad business experience.  He has strong expertise in cyber security, AI, modeling and simulation and has chaired sessions at symposiums on these subjects.  He continues to be published on technology and is a frequent symposium “Key Note” speaker.  Mr. Illgen was Co-Host on World Business Review (International TV broadcast weekly) for technology with the Late Alexander Haig.  Mr. Illgen is a Co-founder and has served on the Bank Board since its inception.
James W. Lokey. Mr. Lokey has spent virtually his entire career serving the banking industry, including many years as Chairman and Chief Executive Officer.  He is extremely knowledgeable with the San Luis Obispo business community and banking market.

Shereef Moharram. Mr. Moharram is an attorney, specializing in real estate and is very active in the local community.  The Company believes Mr. Moharram’s legal and real estate background is pertinent in addressing numerous Board issues.

William R. Peeples. Mr. Peeples has substantial experience in finance, including positions as a Chief Financial Officer, and has expertise in capital raising, venture capital, business combinations, real estate and broad business exposure.  Mr. Peeples also served as interim President and Chief Executive Officer of CWBC.  He is active in the local community.  Mr. Peeples is a founder and has served on the Bank Board since its inception.
Martin E. Plourd. As President, Chief Executive Officer and a Director of the Bank and the Company, and through numerous executive positions Mr. Plourd has held in his banking career, he has a substantial financial services’ background, including management, lending, marketing and bank operations.  This experience enables Mr. Plourd to provide the Company with effective leadership in the conduct of its business and strategic initiatives.  He is active in the community and also has served in executive positions in the banking industry.
Christopher R. Raffo. Mr. Raffo has thirty-five years of Capital Markets experience in Community and Regional banks.  Mr. Raffo led the Community Bank Services Group for Caldwell Securities Incorporated and has held senior sales positions at other investment advisory firms.

Kirk B. Stovesand. Mr. Stovesand has a broad financial background and serves as a partner of an accounting and consulting firm.  He has a CPA, a CFP and a Masters in taxation.  Mr. Stovesand is active on boards of for-profit and not-for-profit organizations.

Celina L. Zacarias. Ms. Zacarias has 25 years of business experience and holds leadership positions in many professional, economic, and charitable organizations.   Ms. Zacarias business experience includes banking as well as education.  Her leadership skills include promotion of culture diversity and goodwill regionally, thorough out the state, nationally and internationally.
Executive Officers (not members of the Board):
The following sets forth, as of March 31, 2024, the names and certain other information concerning current executive officers of the Company, other than for Martin E. Plourd, who is a current director.
William F. Filippin (Age 60)
Mr. Filippin, President and Credit Officer of CWB, has been with the Company since June 2015 and has served as a Director of CWB since 2022. Prior to joining the Company, Mr. Filippin served with Heritage Oaks Bank (and Mission Community Bank until it was merged into Heritage Oaks Bank in February 2014) as Market Area President from March 2012 to May 2015; Executive Vice President and Chief Credit Officer from August 2010 to March 2012; and, Senior Vice President and Credit Administrator from April 2009 to August 2010. Mr. Filippin is a founding member of the Paso Robles Optimist Club, served as President of the Paso Robles Kiwanis Club, and Chairman of the Arroyo Grande Chamber of Commerce. He holds degrees in Agriculture Business Management from Cal Poly San Luis Obispo and from The Graduate School of Banking at the University of Wisconsin-Madison.
Richard Pimentel (Age 51)
Mr. Pimentel, Executive Vice President and Chief Financial Officer of CWBC and CWB, has been with the Company since January 2022. Mr. Pimentel previously served as Chief Financial Officer of CalPrivate Bank and prior to that Senior Vice President, Corporate Finance Officer for Hanmi Bank.  Mr. Pimentel has over 20 years of financial leadership experience with community banks. Mr. Pimentel is a graduate of Pacific Coast Banking School and holds a Bachelor of Science degree in Finance, Real Estate, and Law from Cal Poly Pomona.
Timothy J. Stronks (Age 55)
Mr. Stronks, Executive Vice President and Chief Operating Officer and Chief Risk Officer of CWB, has been with the Company since July 2018.  Mr. Stronks previously served as Senior Vice President, Deputy Director of Operations with Rabobank and prior to that as Executive Vice President for Pacific Premier Bank and Executive Vice President, Chief Information Officer of Heritage Oaks Bank (which was acquired by Pacific Premier Bank in March 2017).  Mr. Stronks also previously held various positions at Business First National Bank (acquired by Heritage Oaks Bank) in Santa Barbara, CA and Santa Barbara Bank and Trust.  Mr. Stronks is a Certified Information Security Manager and serves on the board of the Science and Engineering Council of Santa Barbara.  Mr. Stronks is a graduate of Pacific Coast Banking School, holds a Bachelor of Arts degree in International Political Science and Slavic Languages and Literatures from the University of California at Santa Barbara, and an MBA in IT Management from Western Governors University.
Material Litigation Involving Directors and Executive Officers
As of the date of this filing, none of the Company’s Directors and/or Executive Officers is involved in any material proceeding as a party that is adverse to the Company or CWB or has a material interest adverse to the Company or CWB.  In addition, none of the Company’s Directors and/or Executive Officers have been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) during the ten-year period prior to the date of this Proxy Statement.
Significant Employees
Although the Company and CWB considers each of their employees to be integral to the success of their respective operations in light of their individual contributions to the enterprise, neither the Company nor CWB has identified any “significant employees” within the meaning of Item 401(c) of SEC Regulation S-K.
CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS
Meetings and Committees
The Company’s Board met 18 times (12 regular meetings and 6 special meetings) during the year ended December 31, 2023, and had the following standing committees of the Company or CWB that met during the year: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  In addition, the Company’s Directors served on the Board of Directors of CWB, including the various committees established by CWB.  During 2023, none of the Company’s Directors attended less than 67% of the Company’s Board meetings and meetings of committees on which they served.
CWBC’s Audit Committee is composed of four independent Directors:  Messrs. Stovesand, Illgen, Lokey, and Mrs. Boutain.  This Committee is responsible for reviewing all internal and external examination reports and selection of the Company’s independent auditors.  The Audit Committee met 12 times during 2023
CWBC’s Nominating and Corporate Governance Committee is composed of three independent Directors: Messrs. Peeples, Bartlein, and Illgen.  The Committee is responsible for recommendations regarding the Board’s composition and structure as well as policies and processes regarding overall corporate governance.  The Committee met one time during 2023.
CWB’s Compensation Committee is composed of five independent Directors: Ms. Chadwick and Messrs. Bartlein, Dobyns, Illgen and Peeples.  The Committee is responsible for determining executive compensation.  This Committee met three times, including at least once in each six-month period, during 2023.

The Company has adopted a code of ethics that applies to its directors, principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions and employees. A copy of the code of ethics is available on the Company’s website at www.communitywest.com.
Board Leadership Structure and Role in Risk Oversight
The position of Chairman of the Board is separate from the position of Chief Executive Officer for each of the Company and CWB.  William R. Peeples, a non-employee independent Director, has been elected as the Chairman of the Company and Robert H. Bartlein, a non-employee independent Director, has been elected as the Chairman of CWB.  Martin E. Plourd is serving as President and Chief Executive Officer of the Company and Chief Executive Officer of CWB.  Separating these positions allows the Chief Executive Officer to focus on day-to-day business, while allowing the Chairman of the Boards of each of the Company and CWB to lead the respective Boards in their fundamental role of providing advice to and independent oversight of management.  The Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required for those individuals to serve as the Company and CWB Chairman, particularly as the Board’s oversight responsibilities continue to grow.  While the Company’s bylaws and corporate governance guidelines do not require that the Company’s Chairman and Chief Executive Officer positions be separate, the Board believes that having separate positions and having independent outside Directors serve as the Chairman of each of the Company and CWB is the appropriate leadership structure for the Company at this time and demonstrates the Company’s commitment to good corporate governance.
Risk is inherent with every business, and how well a business manages risk can ultimately determine its success.  The Company faces a number of risks, including interest rate risk, economic risks, environmental, cybersecurity, and regulatory risks, and others, such as the impact of competition.  Management is responsible for the day-to-day identification and management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.
The Board believes that establishing the right “tone at the top” and that full and open communication between management and the Board of Directors is essential for effective risk management and oversight. The Company’s Chairman and CWB’s Chairman meet regularly with the Chief Executive Officer and other senior officers to discuss strategy and risks facing the Company.  Senior management is available to address any questions or concerns raised by the Board on risk management and any other matters.  Periodically, the Board of Directors receives presentations from senior management on strategic matters involving the Company’s operations.  The Board holds strategic planning sessions with senior management to discuss strategies, key challenges and risks and opportunities for the Company.
While the Board is ultimately responsible for risk oversight at the Company, the Board’s various standing committees assist the Board in fulfilling its oversight responsibilities in certain areas of risk.  The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls, compliance with legal and regulatory requirements, and cybersecurity and discusses policies with respect to risk assessment and risk management.  Risk assessment reports are regularly provided by management to the Audit Committee or the Board.  The Compensation Committee of the Board assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from compensation policies and programs.  The Nominating and Corporate Governance Committee of the Board assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for the Company’s Directors and executive officers and corporate governance.
Shareholder Communication with Directors
Shareholders may communicate directly with the Board by writing to:
William R. Peeples, Chairman of the Board of Directors
Community West Bancshares
445 Pine Avenue
Goleta, CA 93117-3709
Audit Committee Report
The Report of the Audit Committee of the Board will not be deemed filed under the Securities Act of 1933, as amended (Securities Act) or under the Exchange Act.
The Board maintains a separately designated standing Audit Committee within the meaning of Section 3(a)(58) of the Exchange Act. The Audit Committee is comprised of four of the Company’s Directors, each of whom meet the independence and experience requirements of the NASDAQ Listing Rules and Rule 10A-3(b)(1) of the Exchange Act.  The Audit Committee assists the Board in monitoring the accounting, auditing and financial reporting practices of the Company. The Audit Committee operates under a written Charter, which is assessed annually for adequacy.  The Audit Committee Charter was last ratified on February 29, 2024 and is included as Appendix A of this proxy statement.
Based on the attributes, education and experience requirements under the NASDAQ Listing Rules, the requirements set forth in section 407 of the Sarbanes-Oxley Act of 2002 (“SOX”) and associated regulations, the Board has identified Kirk B. Stovesand as an “Audit Committee Financial Expert” as defined under Item 407 (d) (5) of Regulation S-K, and has determined him to be independent.

Management is responsible for the preparation of the Company’s financial statements and financial reporting process, including its system of internal controls.  In fulfilling its oversight responsibilities, the Audit Committee:
•	Reviewed and discussed with management the audited financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2023; and
•	Obtained from management their representation that the Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Company’s 2023 independent registered public accounting firm, RSM US LLP (RSM), was responsible for performing an audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and expressing an opinion on whether the Company’s financial statements present fairly, in all material respects, the Company’s financial position and results of operations for the periods presented and conform with accounting principles generally accepted in the United States.  In fulfilling its oversight responsibilities, the Audit Committee:

•	Discussed with RSM the matters required to be discussed by PCAOB Auditing Standards No. 1301, Communications with Audit Committees (AS 1301); and
•
Received and discussed with RSM the written disclosures and the letter from RSM required by applicable requirements of the PCAOB regarding RSM’s communications with the Audit Committee concerning independence and reviewed and discussed with RSM whether the rendering of the non-audit services provided by them to the Company during fiscal 2023 was compatible with their independence.

In performing its functions, the Audit Committee acts only in an oversight capacity.  It is not the responsibility of the Audit Committee to determine that the Company’s financial statements are complete and accurate, are presented in accordance with accounting principles generally accepted in the United States or present fairly the results of operations of the Company for the periods presented or that the Company maintains appropriate internal controls.  Further, it is not the duty of the Audit Committee to determine that the audit of the Company’s financial statements has been carried out in accordance with PCAOB standards or that the Company’s auditors are independent.
Based upon the reviews and discussions described above, and the report of RSM, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for filing with the SEC.
THE AUDIT COMMITTEE Kirk B. Stovesand, Chairman Dana L. Boutain John D. Illgen James W. Lokey
Dated: February 29, 2024

Audit Committee Charter  (Approved February 29, 2024)
Purpose
The Audit Committee (AC) is appointed by the Board of Directors (Board) to assist the Board in monitoring: (1) the integrity of the Company’s financial statements; (2) the compliance by the Company with legal and regulatory requirements; (3) the independence and performance of the Company’s registered public accounting firms performing audit, review or attestation services; and (4) the Company’s internal audit and control function.
The function of the AC is oversight. Management is responsible for the preparation and integrity of the Company’s financial statements. Management is responsible for maintaining appropriate accounting and financial reporting policies and an appropriate internal control environment. The independent auditor is responsible for planning and conducting a proper audit of the Company’s annual financial statements, reviewing the Company’s quarterly financial statements prior to the filing of each quarterly report on Form 10-Q and other procedures.
Committee Membership and Meetings
The members of the AC will meet the independence requirements of NASDAQ and the rules and regulations of the SEC and no member will have participated at any time in the preparation of financial statements of the Company or any subsidiary during the prior three years. Each member will be financially literate and at least one member must have the additional financial sophistication required by the NASDAQ rules. The members of the AC will be appointed by the Board on the recommendation of the Chairman of the Board. The AC will have no fewer than three members. The Committee may meet and conduct business via electronic means when circumstances prevent in-person discussions.

Committee Responsibilities

The AC, in its capacity as a committee of the Board, will be directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm (independent auditor) engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Company, and each such registered public accounting firm must report directly to the AC. The AC will be directly responsible for the resolution of disagreements between management and the independent auditor regarding financial reporting. The AC will have the authority to retain independent legal, accounting or other advisors, as it deems necessary to carry out its duties. The AC may request any officer or employee of the Company or the Company’s outside counsel or independent auditor to attend an AC meeting. The Company will provide for appropriate funding, as determined by the AC, for payment of compensation to any independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services; compensation to any advisors employed by the AC; and, ordinary administrative expenses that are necessary or appropriate in carrying out its duties.
The AC will pre-approve all auditing services and permitted non-audit services and fees to be paid for such services to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A of the Securities Exchange Act. The AC may delegate to one or more of its members the authority to grant pre-approvals of non-audit services and fees. Any such pre-approval will be presented to the full AC at its next scheduled meeting.
The AC may delegate certain responsibilities to a sub-committee, so long as such sub-committee has at least three board members. The AC will ensure each sub-committee will provide a Charter, approved by the AC and Board, which outlines its roles and responsibilities. Each sub-committee Charter will be reviewed at least annually. Each sub-committee of the AC is also authorized to include non-voting members of management appropriate to their role and expertise applicable to the sub-committee responsibilities. Each sub-committee will also provide periodic reports to the AC as defined in its Charter, and within the responsibilities identified for the AC further below.
The AC will make regular reports to the Board.
The AC, to the extent that it deems necessary or appropriate, will be responsible for the following items:
Financial Statement and Disclosure Matters
1. Review and reassess the adequacy of this Charter annually and recommend any proposed changes to the Board for approval. The revised Charter will be included in the annual proxy statement no less frequently than every three years.
2. Review the annual audited financial statements with management and the independent auditor, including disclosures made in management’s discussion and analysis, and recommend to the Board whether the audited financial statements should be included in the Company’s Form 10-K.
3. Review with management and the independent auditor any significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements, including any significant changes in the Company’s selection or application of accounting principles, any major issues as to the adequacy of the Company’s internal controls and any special steps adopted in light of material control deficiencies.
4. Review with management and the independent auditor the company’s quarterly financial statements prior to the filing of its Form 10-Q, including the results of the independent auditors’ review of the quarterly financial statements.
5. Review and discuss quarterly reports from the independent auditors on:
a. All critical accounting policies and practices to be used.
b. All alternative treatments of financial information within generally accepted accounting principles that have been discussed with management, ramifications of the use of such alternative treatments, and the treatment preferred by the independent auditor.
c. The matters required to be discussed by Statement on Auditing Standards Numbers 61 and 90, as they may be amended or supplemented, relating to the audit or the Company’s periodic reports.
d. Other material written communications between the independent auditor and management, such as any management letters or schedule of unadjusted differences.
6. Meet quarterly with management to review the Company’s major financial risk exposures and the policies and procedures that management utilizes to monitor and control such exposures. Hold a monthly conference call between the Chair of the Committee and the Chief Risk Officer to discuss any items that require attention and to discuss Committee agenda items. The Chair of the Committee can call extraordinary meetings any time she/he deems necessary.
7. Review with the independent auditor any problems or difficulties the auditor may have encountered and any management letter provided by the auditor and the Company’s response to that letter. Such reviews should include:

a. Any difficulties encountered in the course of the audit work, including any restrictions on the scope of activities or access to required information.
b. Any changes required in the planned scope of the audit.
c. Any significant disagreements with management.
8. The Committee will generally discuss the earnings press releases as well as financial information provided to financial analysts and rating agencies, where applicable.
9. Review disclosures made to the AC by the Company’s CEO and CFO during their certification process for the Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in the Company’s internal controls. This includes the management’s report relating to the Company’s review and documentation of Sarbanes-Oxley compliance.
Oversight of the Company’s Relationship with its Independent Auditors
10. Review and evaluate the experience and qualifications of the lead members of each independent auditor’s team.
11. Evaluate the performance and independence of each independent auditor, including considering whether the auditor’s quality controls are adequate and the provision of permitted non-audit services is compatible with maintaining the auditor’s independence. The opinions of management and the internal auditor will be taken into consideration as part of this review.
12. Receive and review a report from each independent auditor at least annually regarding the independent auditor’s independence and discuss such reports with the auditor. Ensure that each independent auditor submits a formal written statement, as required by the Independence Standard
Board Statement No. 1, as it may be amended or supplemented, delineating all relationships between the independent auditor and the Company and a formal written statement of the fees billed by the independent auditor for each of the categories of services requiring separate disclosure in the annual proxy statement. The Committee will be entitled to rely upon the accuracy of the information provided by the independent auditor with respect to the services provided and the fees billed for non-audit services. If so determined by the Audit Committee, recommend that the Board take appropriate action to satisfy itself of the independence of the auditor.
13. Obtain and review a report from each independent auditor at least annually regarding the independent auditor’s internal quality control procedures. The report should include any material issues raised by the most recent internal quality control review or peer review of the firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years regarding one or more independent audits carried out by the firm, and any steps taken to deal with any such issues.
14. Meet with each independent auditor prior to the audit to review the planning and staffing of the audit.
15. The  Audit Committee will present its conclusions regarding each independent auditor to the Board.
Oversight of the Company’s Internal Audit Function
16. Review the appointment and replacement of the staffing for the internal audit and compliance function.
17. Review the reports to management prepared by the internal audit and/or compliance function and management’s responses.
18. Discuss with each independent auditor and management the internal audit function responsibilities, budget and staffing and any recommended changes in the planned scope of the internal audits.
Compliance Oversight Responsibilities
19. Obtain from each independent auditor assurance that Section 10A of the Securities Exchange Act has not been implicated.
20. Obtain reports from management, the Company’s internal auditor (if applicable) and each independent auditor that the Company’s subsidiary affiliated entity is in conformity with applicable regulatory and legal requirements and the Company’s code of ethics.
21. Advise the Board with respect to the Company’s policies and procedures regarding compliance with applicable laws and regulations and with the Company’s code of ethics.
22. Establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

23. Discuss with management and each independent auditor any correspondence with regulators or governmental agencies and any published reports that raise material issues regarding the Company’s financial statements or accounting policies.
24. Review with appropriate members of management or appropriate legal counsel legal matters that may have a material impact on the financial statements, the Company’s compliance policies and any material reports or inquiries received from regulators or governmental agencies.
25. Meet at least annually with the internal audit function representative or other members of management, if needed, in separate executive sessions.
While the AC has the responsibilities and powers set forth in this Charter, it is not the duty of the AC to plan or conduct audits, or to determine that the Company’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles. This is the responsibility of management and the independent auditor.
Nominating and Corporate Governance Committee
The Company’s Nominating and Corporate Governance Committee (NCGC) was established in February 2004 and the committee charter (Charter) is annually assessed and was last ratified on February 29, 2024.  A copy of the Charter, as amended, is included as Appendix B to this Proxy Statement.  The NCGC, consisting of three independent Directors, makes recommendations to the Board regarding the Board’s composition and structure, nominations for elections of Directors, and policies and processes regarding principles of corporate governance to ensure the Board’s compliance with its fiduciary duties to the Company and its shareholders.  The NCGC reviews the qualifications of, and recommends to the Board, candidates as additions, or to fill Board vacancies, if any were to occur during the year.
Additional information regarding (i) the NCGC’s policy with regard to the consideration of any Director candidates recommended by security holders and related procedures to be followed by security holders in submitting such recommendations, (ii) minimum qualifications of Director candidates, and (iii) the NCGC’s process for identifying and evaluating nominees for Directors, is incorporated herein by reference to the Charter.
The NCGC determines the required selection criteria and qualifications of Director nominees based upon the Company’s needs at the time nominees are considered.  In general, Directors should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of the Company’s shareholders.  In addition to the foregoing considerations, the NCGC will consider criteria such as strength of character and leadership skills; general business acumen and experience; broad knowledge of the industry; number of other board seats; and, willingness to commit the necessary time to ensure an active board whose members work well together and possess the collective knowledge and expertise required by the Board.  The NCGC considers these same criteria for candidates regardless of whether the candidate was identified by the NCGC, by shareholders, or any other source.
The goal of the NCGC is to seek to achieve a balance of knowledge, diversity, and experience on the Company’s Board.  To this end, the NCGC seeks nominees with the highest professional and personal ethics and values, an understanding of the Company’s business and industry, diversity of business experience, expertise and backgrounds, a high level of education, broad-based business acumen and the ability to think strategically.  The composition of the current Board reflects diversity in business and professional experience, skills, and gender.  The NCGC reviews the effectiveness of the Charter in achieving the goals of the NCGC as stated therein annually.
Nominating and Corporate Governance Committee Charter (Approved February 29, 2024)
Purpose
The primary function of the Nominating and Corporate Governance Committee (Committee) is to assist the Board of Directors (Board) of Community West Bancshares (Company) in fulfilling its responsibilities by: (i) reviewing and making recommendations to the Board regarding the Board’s composition and structure, establishing criteria for Board membership and evaluating corporate policies relating to the recruitment of Board members; and (ii) establishing, implementing and monitoring policies and processes regarding principles of corporate governance to ensure the Board’s compliance with its fiduciary duties to the Company and its shareholders.
Committee Membership and Meetings
The Committee will be comprised of a minimum of three members of the Board as appointed by the Board, each of whom will meet any independence requirements promulgated by the Securities and Exchange Commission, the NASDAQ Stock Market or any governmental or regulatory body exercising authority over the Company (each a “Regulatory Body”), and each member of the Committee will be free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee.
The members of the Committee will be elected by the Board and will serve until their successors will be duly elected and qualified or until their earlier resignation or removal. Unless a Chair is elected by the full Board, the members of the Committee may designate a Chair by majority vote of the full Committee membership.

The Committee will meet as necessary, but at least once each year, to enable it to fulfill its responsibilities and duties as set forth herein. The Committee may meet and conduct business via electronic means when circumstances prevent in‐person discussions. The Committee will report its actions to the Board and keep written minutes of its meeting which will be recorded and filed with the books and records of the Company.
Committee Responsibilities
To fulfill its responsibilities and duties, the Committee will:
Corporate Governance Policy Establishment and Review
1. Develop principles of corporate governance including, but not limited to, the establishment of a corporate Code of Ethics and conduct for all directors, officers and employees of the company and its affiliates (Code of Conduct), designed to promote honest and ethical conduct, including the ethical handling of conflicts of interest; full, fair, accurate, timely and understandable disclosure in the company’s periodic reports; and compliance with applicable governmental rules and regulations. The Code of Conduct will be submitted by the committee to the Board and the Boards of the company’s affiliates for their approval.
2. Review and assess the adequacy of the Code of Conduct approved by the board periodically, but at least annually. The Committee will recommend any modifications to the Code of Conduct to the Board for approval. If so approved, the Company will submit the revised Code of Conduct to the Boards of its affiliates for their approval.
3. Direct members of the Company’s senior management to report any violations of or non‐compliance with the Code of Conduct to the committee.
4. Be available to members of the Company’s senior management team to consult with and to resolve reported violations or instances of non‐compliance with the Code of Conduct.
5. Determine an appropriate response to material violations of or non‐compliance with the Code of Conduct including, at the discretion of the committee, reporting any material violations of or non‐ compliance with the Code of Conduct to the appropriate Regulatory Body.
6. Review and assess the adequacy of this Charter periodically as conditions dictate, but at least annually and recommend any modifications to the charter if and when appropriate to the Board for its approval.
7. Review and assess the adequacy of the charters of any committee of the Board (Governing Documents) periodically to ensure compliance with any principles of corporate governance developed by the committee and recommend to the Board any necessary modifications to the Governing Documents.
Board Composition, Nominations and Shareholder Proposals
1. Evaluate the current composition and organization of the Board and its committees in light of requirements established by any Regulatory Body or any other applicable statute, rule, or regulations which the Committee deems relevant and make recommendations regarding the foregoing to the Board for approval.
2. Review the composition and size of the Board to ensure that the Board is comprised of members reflecting the proper expertise, skills, attributes, and personal and professional backgrounds for service as a director of the Company. The mandatory retirement age of Board members, with the exception of Founding Directors, will be 80 years.
3. Determine the criteria for selection of the Chairman of the Board, Board members and Board committee members.
4. Evaluate the performance of current Board members proposed for reelection and make recommendations to the Board regarding the appropriateness of members of the Board standing for reelection.
5. Evaluate and, if deemed necessary, recommend the termination of Board membership of any director in accordance with the Code of Conduct or any corporate governance principles adopted by the Board, for cause or for other appropriate reason.
6. Review and recommend to the Board an appropriate course of action upon the resignation of current Board members or any planned expansion of the Board.
7. Evaluate and recommend to the Board the appointment of Board members to committees of the Board.
8. Evaluate and approve a slate of nominees for election to the Board and review the qualification, experience, and fitness for service on the Board of any potential members of the Board.
9. Review all stockholder proposals submitted to the Company (including any proposal relating to the nomination of a member of the Board) and the timeliness of the submission thereof and recommend to the Board appropriate action on each such proposal.

10. Evaluation of independence of the members of the Audit Committee.
Criteria for Evaluating Board Nominee Candidates
The Board should be composed of:
1. Directors chosen with a view to bringing to the Board a variety of experiences and backgrounds.
2. Directors who have high level managerial experience or are accustomed to dealing with complex problems.
3. Directors who will represent the balance, best interests of the shareholders as a whole rather than special interest groups or constituencies, while also taking into consideration the overall composition and needs of the Board.
4. A  majority of the Board’s Directors will be independent directors under the criteria for independence required by the SEC and NASDAQ.
5. In considering possible candidates for election as an outside director, the Nominating Committee and other directors should be guided by the foregoing general guidelines and by the following criteria:
6. Each Director should be an individual of the highest character and integrity, have experience at or demonstrated understanding of strategy/policy‐setting and a reputation for working constructively with others.
7. Each Director should have sufficient time available to devote to the affairs of the Company to carry out the responsibilities of a Director.
8. Each Director should be free of any conflict of interest which would interfere with the proper performance of the responsibilities of a Director.
9. The Chief Executive Officer is expected to be a Director. Other members of senior management may be considered, but Board membership is not necessary or a prerequisite to a higher management position.
Conflicts of Interest
1. Resolve actual and potential conflicts of interest a Board member may have and issue to any Board member having an actual or potential conflict of interest instructions on how to conduct him or herself in matters before the Board which may pertain to the conflict.
2. To the extent deemed necessary by the committee, engage outside counsel and/or independent consultants to review any matter under its responsibility.
3. Take such other actions regarding the Company’s corporate governance that are in the best interest of the Company and its shareholders as the Committee will deem appropriate or as will otherwise be required by any Regulatory Body.
Compensation Committee
The Compensation Committee (CC) assists the Board by reviewing and approving the Company’s overall compensation and benefit programs and administering the compensation of the Company’s executive and senior officers.  The CC is comprised of five of the Company’s Directors, each of whom meet the current independence and experience requirements of the applicable provision of the NASDAQ Listing Rules and requirements of the SEC.  At the November 2021 meeting, the CC utilized the services of outside compensation consultants NFP and Blanchard Consulting Group to educate the CC on best practices, equity incentive plans and trends in executive and director compensation.  The CC operates under a written charter that is assessed annually for adequacy.  The CC’s charter was last amended on February 29, 2024 and is included as Appendix C to this proxy statement.
The CC’s policies and underlying philosophy governing the Bank’s executive compensation program, as endorsed by the Compensation Committee and the Board of Directors, are designed to accomplish the following: (i) maintain a compensation program that is equitable in a competitive marketplace; (ii) provide opportunities that integrate pay with the Bank's annual and long‐term performance; (iii) encourage achievement of strategic objectives and creation of shareholder value; (iv) recognize and reward individual initiative and achievements; (v) maintain an appropriate balance between base salary and incentive compensation; and, (vi) allow the Bank to attract, retain, and motivate talented executives.
The CC is responsible for and is authorized to:
1.
Annually review and determine (i) the compensation, including salary, bonus, incentive and other compensation of the Chief Executive Officer, (ii) approve corporate goals and objectives relevant to compensation of the Chief Executive Officer, and (iii) evaluate performance in light of these goals and objectives, approve compensation in accordance therewith and provide a report thereon to the Board.

2.	Annually review the amounts and terms of base salary, incentive compensation and all other forms of compensation for the Company’s Executive Officers, and report the CC’s findings to the Board.
3.
Assess bank compensation programs including bonus and incentive plans for risk that may materially affect the long‐term viability of the Bank.  Risk management practices should include an assessment of the internal control environment surrounding the compensation programs, ensure the review and approval process is evident and the documentation is adequate to support the results and contains appropriate clawback provisions. This annual risk assessment will be conducted by the Chief Risk Officer who will then provide documentation supporting his/her recommendations to the CC.

4.
Review Executive Officer compensation in reference to Section 162(m) of the Internal Revenue Code, as it may be amended from time to time, and any other applicable laws, rules and regulations.  This review may be conducted by external compensation consultants as deemed appropriate by the CC.

5.
Annually review and make recommendations to the Board with respect to incentive-based compensation plans and equity-based plans.  Establish criteria for the terms of awards granted to participants under such plans.  Grant awards in accordance with such criteria and exercise all authority granted to the CC under such plans, or by the Board in connection with such plans.

6.	Recommend to the Board the compensation for Directors (including retainer, CC and CC chair fees, stock options and other similar items, as appropriate).
7.	Evaluate the need for or any modifications to employment agreements, severance arrangements and change in control agreements and provisions, as well as any special supplemental benefits.
8.	Conduct an annual review of the CC’s performance and periodically assess the adequacy of its charter and recommend changes to the Board as needed.
9.
Retain, at the expense of the Bank, compensation consultants, outside counsel and other advisors as the CC may deem appropriate in its sole discretion. The CC shall have authority to approve related fees and retention terms.

10.
Perform any other activities consistent with this Charter, the Company’s By‐laws and governing law as the CC or the Board deem appropriate. Delegate responsibility to subcommittees of the CC as necessary or appropriate.  Regularly report to the Board on the CC’s activities.

Compensation Committee Charter  (Approved February 29, 2024)
Purpose
The primary purpose of the Compensation Committee (the “Committee”) is to aid the Board of Directors (the “Board”) in discharging its responsibilities relating to the compensation of the Company’s executive officers, including the Chief Executive Officer. The Committee has overall responsibility for evaluating and approving the Company’s compensation plans, policies and programs. The Committee is also responsible for producing an annual report on executive compensation for inclusion in the Company’s proxy statement.
Committee Membership
The Committee shall be composed of at least three (3) members of the Board, each of whom shall: (a) meet the independence requirements per listing standards and any other applicable laws, rules and regulations governing independence, as determined by the Board; and (b) qualify as “nonemployee directors” as defined in Section 16 of the Securities Exchange Act of 1934.

The members of the Committee shall be appointed by the Board of Directors.
Meeting
The Chairperson of the Committee will preside at each meeting of the Committee and in consultation with the other members of the Committee shall set the frequency and length of each meeting and the agenda of items to be addressed at each meeting. The Committee may meet and conduct business via electronic means when circumstances prevent in-person discussions. The CEO may not be present during voting or deliberations on the CEO’s compensation.
Committee Responsibilities
The Committee shall have the duties, responsibilities, and authority to:
1. Annually review and determine (i) the compensation, including salary, bonus, incentive, and other compensation of the Chief Executive Officer (ii) approve corporate goals and objectives relevant to compensation of the Chief Executive Officer, and (iii) evaluate performance in light of these goals and objectives, approve compensation in accordance therewith, and provide a report thereon to the Board.
2. Annually review the amounts and terms of base salary, incentive compensation and all other forms of compensation for the Company’s Executive Officers and report the Committee’s findings to the Board.
3. Assess bank compensation programs including bonus and incentive plans as well as the Compensation Committee Charter for risk that may materially affect the long‐term viability of the Bank. Risk management practices should include an assessment of the internal control environment surrounding the compensation programs, ensure the review and approval process is evident, and the documentation is adequate to support the results and contains appropriate claw-back provisions.
i. This annual risk assessment will be conducted by the Chief Risk Officer who will then provide documentation supporting his/her recommendations to the Committee.

4. Review Executive Officer compensation in reference to Section 162(m) of the Internal Revenue Code, as it may be amended from time to time, and any other applicable laws, rules and regulations. This review may be conducted by external compensation consultants as deemed appropriate by the committee.
5. Annually review and make recommendations to the Board with respect to incentive-based compensation plans and equity-based plans. Establish criteria for the terms of awards granted to participants under such plans. Grant awards in accordance with such criteria and exercise all authority granted to the Committee under such plans, or by the Board in connection with such plans.
6. Recommend to the Board the compensation for Directors (including retainer, committee and committee chair fees, stock options, and other similar items, as appropriate).
7. Evaluate the need for or any modifications to employment agreements, severance arrangements or change in control agreements and provisions, as well as any special supplemental benefits.
8. Conduct an annual review of the Compensation Committee’s performance, and periodically assess the adequacy of its Charter and recommend changes to the Board as needed.
9. Retain, at the expense of the Bank, compensation consultants, outside counsel and other advisors as the Committee may deem appropriate in its sole discretion. The Committee shall have authority to approve related fees and retention terms.
10. Perform any other activities consistent with this Charter, the Company’s By‐laws, and governing law as the Committee or the Board deem appropriate. Delegate responsibility to subcommittees of the Committee as necessary or appropriate. Regularly report to the Board on the Committee’s activities.
Executive Compensation Philosophy
The policies and underlying philosophy governing the Bank’s executive compensation program, as endorsed by the Compensation Committee and the Board of Directors, are designed to accomplish the following:
•	Maintain a compensation program that is equitable in a competitive marketplace.
•	Provide opportunities that integrate pay with the Bank's annual and long‐term performance.
•	Encourage achievement of strategic objectives and creation of shareholder value.
•	Recognize and reward individual initiative and achievements.
•	Maintain an appropriate balance between base salary and incentive compensation.
•	Allow the Bank to attract, retain, and motivate talented executives.

The Compensation Committee seeks to target executive compensation at levels that the Compensation Committee believes to be consistent with others in the banking industry. Bank Compensation Surveys, including but not limited to, the California Bankers Association Compensation and Benefits Survey as well as independent Executive Compensation Consultants survey data will be utilized on an annual basis to determine current trends in the market. In general, the Bank will pay compensation to the executive officers that are on average at the 50th percentile of other comparable banks in the regional market. If an executive is experienced, high performing, or brings a specific knowledge base to the organization, the Bank may compensate the executive at the upper quartile (75th percentile) of market. In addition to base salary, the following will be considered in combination as part of the compensation package for the executive officers.
•
Annual Incentives: Executive officers are eligible to participate in a cash‐based annual incentive plan as approved by the Board. The annual incentive plan will provide competitive cash incentives at the 50th percentile of market when target performance goals are achieved. When target performance goals are exceeded, the plan will provide additional payout levels that move total cash compensation to the 75th percentile of market.

•
Long‐Term Incentives: Executive officers are eligible to participate in long‐term incentive plans as approved by the Board. The long‐term incentive plans will utilize incentive stock options or restricted stock to reward executives for the long‐term performance of the Bank. The value of any long‐term incentive grants is designed to move total compensation for the Executive officers to the 50th percentile of market when performance expectations are met and to the 75th percentile of market when performance expectations are exceeded.

•
Executive Benefits: Executive officers are eligible to participate in all welfare and benefit programs offered to employees. In addition, executives are eligible for non‐qualified deferred compensation and may be eligible for a bank provided automobile or automobile reimbursement, club memberships and any other executive perquisite as approved by the Board.

2024 SHAREHOLDER PROPOSALS
On April 1, 2024, the Company merged with and into Central Valley Community Bancorp and as a result, the Company ceased to exist on April 1, 2024 and will have no more shareholder meetings.
The SEC has in effect a rule (Rule 14a-4) governing a company's ability to use discretionary proxy authority with respect to proposals that were not submitted in time to be included in the Proxy Statement (i.e., outside the processes of Rule 14a-8 as described in the preceding paragraph).  As a result, in the event a proposal is not submitted to the Company prior to February 29, 2024, and the proxy materials delivered in connection with the 2024 Meeting contain a statement conferring discretionary authority to the Proxyholders of the Company (similar to the statement set forth in the third paragraph of this Proxy Statement), the proxies solicited by the Board for the 2024 Annual Meeting will confer discretionary authority to the proxyholders to vote the shares in accordance with their best judgment and discretion if the proposal is received by the Company after February 29, 2024.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s officers (as defined in regulations promulgated by the SEC thereunder), Directors and persons who own more than ten percent of the Common Stock to file reports of stock ownership and changes in stock ownership with the SEC.  The officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of all reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that during the last year its officers, Directors and greater than ten percent beneficial owners complied with all filing requirements.
ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth, for the years ended December 31, 2023 and 2022, the compensation information for Martin E. Plourd, President and Chief Executive Officer of CWBC and Chief Executive Officer of CWB, and for the two other most highly compensated executive officers who earned at least $100,000 in 2023 (collectively, the Named Executive Officers).
Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Restricted Stock Awards (2)	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Martin E. Plourd, President and Chief Executive Officer, CWBC and Chief Executive Officer, CWB	2023	$525,000	$300,000	$-	$-	$27,020	$83,233	$935,253
	2022	$525,000	$250,000	$41,200	$88,320	$900	$77,627	$983,047
William F. Filippin, President CWB	2023	$330,000	$100,000	$-	$-	$12,255	$56,282	$498,537
	2022	$330,000	$130,000	$-	$78,610	$356	$53,125	$592,091
Timothy J. Stronks, Executive Vice President and Chief Operating Officer and Chief Risk Officer, CWB	2023	$290,000	$120,000	$-	$-	$6,199	$46,355	$462,554
	2022	$290,000	$120,000	$20,500	$44,160	$176	$43,800	$518,636

1.
The dollar value of option awards represents the aggregate grant date fair value of option awards granted during the applicable fiscal year as computed in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The terms of the 2020, 2014 and 2006 Plans are described below in “Equity Compensation Plans.”  Furthermore, the amount recognized for these awards was calculated based on the Black-Scholes option-pricing model.  See the Company’s Annual Report on Form 10-K, at Note 11 to the Company’s Financial Statements for the year ended December 31, 2023.

2.
The dollar value of the restricted stock awards represents the aggregate grant date closing price fair market value on the date of grant less purchase price.  These awards are subject to service-based vesting conditions.  The terms of the 2020 Plan are described below in “Equity Compensation Plan.”

3.	"All Other Compensation" includes the following:

ALL OTHER COMPENSATION
Name	Year	401k Match	Deferred Compensation	Life Insurance Premium	Company Car/Car Allowance	Club Membership	Relocation
Martin E. Plourd	2023 2022	$9,900$8,100	$63,000$62,750	$5,715$3,564	$2,118$1,913	$2,500$1,300	$- $-
William F. Filippin	2023 2022	$9,900$8,100	$39,600$39,600	$2,937 $2,248	$3,845$3,177	$- $-	$- $-
Timothy J. Stronks	2023 2022	$9,900$8,100	$34,800$34,650	$1,655$1,050	$- $-	$- $-	$- $-

Employment Arrangements and Other Factors Affecting 2023 Compensation
During 2023, the terms of each of Mr. Plourd’s, Mr. Filippin’s, and Mr. Stronks’ employment was governed by a written employment agreement with the Company as described below:
Employment Arrangements for Martin E. Plourd
Mr. Plourd has an employment contract, effective November 2, 2011, with an annual base salary of $500,000 as of March 1, 2021 and subsequently adjusted to $525,000 as of March 1, 2022, for his service as President and Chief Executive Officer of the Company and the Chief Executive Officer of CWB.  The terms of this employment agreement were set to terminate on December 31, 2021, but was automatically renewed under its own terms for an additional 12 months.  The employment agreement automatically renews for successive 12-month periods unless at least three months before the expiration of any preceding term or renewal term, either (a) the Board provides written notice of non-renewal to Mr. Plourd or (b) Mr. Plourd provides written notice of non-renewal to CWB.  During January of each year during the term of the employment agreement and any renewal term, the Board will review Mr. Plourd’s base salary and will determine, in its sole discretion, whether or not to adjust such salary.  Any such salary adjustment will be effective as of the first day of such calendar year.  Subject to the terms of the Company’s Compensation Policy (which is attached as Exhibit C to Mr. Plourd’s employment agreement), Mr. Plourd will be eligible to receive an annual bonus in an amount, if any, as determined by the Board of Directors in its sole discretion.  For 2023 and 2022, $300,000 and $250,000, respectively, of bonus amounts were awarded.  Mr. Plourd is eligible to receive stock option grants to purchase shares of Common Stock as may be determined by the Board of Directors in its sole discretion as well as restricted stock awards.  See “Outstanding Equity Awards at Fiscal Year-End” table.  Mr. Plourd was furnished a company car beginning in 2015.
In connection with Mr. Plourd’s employment agreement, the Company and Mr. Plourd have also entered into an Indemnification Agreement pursuant to which the Company has agreed to indemnify Mr. Plourd in the event he is made a party to or threatened to be made a party to, or otherwise involved in, any suit or proceeding, whether brought in the name of the Company or otherwise and whether of a civil, criminal, administrative or investigative nature, in which he may be or may have been involved as a party or otherwise (other than as plaintiff against the Company), by reason of the fact that he is or was a director or officer of the Company, or is or was serving as a director, officer, employee or agent of any other enterprise at the request of the Company or by reason of any action taken by him or of any inaction on his part while acting in such capacity.  Any payments made to Mr. Plourd pursuant to the indemnification agreement are subject to and conditioned upon compliance with any and all applicable Federal and state laws and regulations and all benefits and privileges to which he is otherwise entitled by law or pursuant to the Bylaws of the Company.
In addition, Mr. Plourd has a deferred compensation account established and maintained at CWB for his benefit.  To this account, the Company credited $100,000 on December 31, 2011.  In addition, 1% per month of his annual salary will also be credited to this account during the term of Mr. Plourd’s employment.  Monthly interest credits will be earned throughout the term of the agreement at an interest rate established by the compensation committee.  The current rate selected by the compensation committee is 4.00% on an annualized basis.  No funds in this account will vest prior to the date Mr. Plourd attains age 65, and normal payments will not commence until such time as Mr. Plourd attains age 66, whether or not he is employed by the Company.  In the event of a change of control before Mr. Plourd attains age 65, the total amount credited to this account will become fully vested.
Mr. Plourd also has a Salary Continuation Agreement, effective as of December 30, 2013.  Upon separation from service after normal retirement age, he will receive $1,500,000 in $100,000 annual payments over a 15-year period commencing the month following his separation from service.  In February 2022, the Compensation Committee changed the early termination benefit vesting from not vesting prior to age 65 to be fully vested at 10 years of service.  Partial vesting is obtained beginning at Year 6 of service.  Mr. Plourd has been with the Company over 10 years and is now fully vested in this benefit.  If early involuntary termination occurs, he will be paid 100% of the accrued benefit in one lump sum.  Also, in the event of disability prior to normal retirement age, he will be paid 100% of the accrued benefit in lieu of any other benefit hereunder, paid in 180 equal monthly installments.  At December 31, 2023 his accrued vested benefit was $1,023,934.  If a change of control occurs, followed within 24 months by separation of service prior to normal retirement age, Mr. Plourd will receive within 30 days a lump-sum benefit of $1,130,357 and any gross-up required, in lieu of any other benefit thereunder.  In the event of death prior to or subsequent to commencement of benefit payments, there are provisions relating to payments to designated beneficiaries.
Assuming a separation from service occurred on March 31, 2024, following a change of control, the Company estimates that aggregate compensation due to Mr. Plourd in such event, approximately $0.6 million and does not result in an “excess parachute payment” under Internal Revenue Code Section 280G.
Mr. Plourd’s employment agreement specifies that, in the event of termination without cause or on non-renewal, he would continue to receive salary and benefits plus deferred compensation for a period of three months following the Bank’s written notice of Mr. Plourd’s termination or non-renewal, and one year’s base salary.  The contract continues Mr. Plourd’s health insurance, dental insurance, short-term disability insurance and life insurance for 18 months.  Also, the contract contains a change of control (as defined) clause whereby, if he is terminated within one year following such event, he would be entitled to base salary and benefits for a period of one year.

Employment Arrangements for William F. Filippin
Mr. Filippin has an employment contract, effective June 1, 2015 with an annual base salary beginning March 1, 2021 of $300,000.  Beginning of October 1, 2021, Mr. Filippin’s annual base salary was adjusted to $330,000.  In addition, he has a deferred compensation account established and maintained at CWB for his benefit.  To this account the Company credited $40,000 on September 30, 2015.  Also, the Company will credit 1% per month of his annual salary during the term of his employment.  Monthly interest credits will be earned throughout the term of the agreement at an interest rate established by the compensation committee.  The current rate selected by the compensation committee is 4.00% on an annualized basis.  No funds in this account will vest prior to the date Mr. Filippin attains age 65, and normal payments will not commence until such time as Mr. Filippin attains age 66, whether or not he is employed by the Company.  In the event of a change of control, the total amount credited to this account will become fully vested.  Mr. Filippin was furnished with a company car beginning in 2018.
Mr. Filippin’s contract specifies that, in the event of termination without cause, he would continue to receive salary and benefits plus deferred compensation for a period of three months.  Also, the contract contains a change of control (as defined) clause whereby, if he is terminated within one year following such an event, he would be entitled to base salary and benefits for a period of one year.  Mr. Filippin is also eligible for an annual bonus which is determined by the Board in its sole discretion.  For 2023 and 2022, $100,000 and $130,000, respectively, of bonus amounts were awarded.
Mr. Filippin also has a Salary Continuation Agreement, effective as of September 28, 2018.  Upon separation from service after normal retirement age, he will receive $1,125,000 in $75,000 annual payments over a 15-year period commencing the month following his separation from service.  In February 2022, the Compensation Committee changed the early termination benefit vesting from not vesting prior to age 65 to be fully vested at 10 years of service.  Partial vesting is obtained beginning at Year 6 of service.  Mr. Filippin has been with the Company for seven years and is now partially vested in this benefit.  If early involuntary termination occurs, he will be paid 100% of the accrued benefit in one lump sum.  If early involuntary termination with cause occurs, he receives 20% of the accrued benefit.  Also, in the event of disability prior to normal retirement age, he will be paid 100% of the accrued benefit in lieu of any other benefit hereunder, paid in 180 equal monthly installments.  At December 31, 2023, his accrued benefit was $300,188, $180,113 of which is vested.  If a change of control occurs, followed within 24 months by separation of service prior to normal retirement age, Mr. Filippin will receive within 30 days a lump-sum benefit of $820,064 and any gross-up required, in lieu of any other benefit thereunder.  In the event of death prior to or subsequent to commencement of benefit payments, there are provisions relating to payments to designated beneficiaries.
Assuming a separation from service occurred on March 31, 2024 following a change of control, the Company estimates that aggregate compensation due to Mr. Filippin in such event, approximately $1.0 million, would result in an “excess parachute payment” of approximately $0.7 million under Internal Revenue Code Section 280G and that such “excess parachute payment” would be subject to a 20% excise tax.  Under the terms of Mr. Filippin’s Salary Continuation Agreement, the Company has agreed to pay Mr. Filippin a “gross up payment” equal to the amount of this excise tax.
Employment Arrangements for Timothy J. Stronks
Mr. Stronks has an employment contract, effective July 23, 2018.  Mr. Stronks’ annual base salary was $275,000 as of March 1, 2021.  Beginning March 1, 2022 Mr. Stronks’ annual base salary was adjusted to $290,000.  In addition, he has a deferred compensation account established and maintained at CWB for his benefit.  To this account, the Company will credit 1% per month of his annual salary during the term of his employment.  Monthly interest credits will be earned throughout the term of the agreement at an interest rate established by the compensation committee.  The current rate selected by the compensation committee is 4.00% on an annualized basis.  No funds in this account will vest prior to the date Mr. Stronks attains age 65, and normal payments will not commence until such time as Mr. Stronks attains age 66, whether or not he is employed by the Company.  In the event of a change of control, the total amount credited to this account will become fully vested.
Mr. Stronks’ contract specifies that, in the event of termination without cause, he would continue to receive salary and benefits plus deferred compensation for a period of three months.  Also, the contract contains a change of control (as defined) clause whereby, if he is terminated within one year following such event, he would be entitled to base salary and benefits for a period of one year.  Mr. Stronks is also eligible for an annual bonus which is determined by the Board in its sole discretion.  For 2023 and 2022 $120,000 of bonus amounts were awarded.
The Board on February 27, 2020, approved a Salary Continuation Agreement for Mr. Stronks.  The completion and execution of that Salary Continuation Agreement is subject to certain conditions.  Under the terms of the agreement, upon separation from service after normal retirement age, Mr. Stronks will receive $750,000 in $50,000 annual payments over a 15-year period commencing the month following his separation from service.  In February 2022, the Compensation Committee changed the early termination benefit vesting from not vesting prior to age 65 to be fully vested at 10 years of service.  Partial vesting is obtained beginning at Year 6 of service.  Mr. Stronks has been with the Company for three years.  If early involuntary termination without cause occurs, he will be paid 100% of the accrued benefit in one lump sum.  If early involuntary termination with cause occurs, he receives no benefit.  Also, in the event of disability prior to normal retirement age, he will be paid 100% of the accrued benefit in lieu of any other benefit hereunder, paid in 180 equal monthly installments.  At December 31, 2023 his accrued unvested benefit was $105,013.  If a change of control occurs, followed within 24 months by separation of service prior to normal retirement age, Mr. Stronks will receive within 30 days a lump-sum benefit of $538,585 and any gross-up required, in lieu of any other benefit thereunder.  In the event of death prior to or subsequent to commencement of benefit payments, there are provisions relating to payments to designated beneficiaries.
Assuming a separation from service occurred on March 31, 2024 following a change of control, the Company estimates that aggregate compensation due to Mr. Stronks in such event, approximately $1.0 million, would not result in an “excess parachute payment” under Internal Revenue Code Section 280G.

EQUITY COMPENSATION PLANS
The 2006 Stock Option Plan
On March 23, 2006, the Company’s Board adopted the 2006 Stock Option Plan (2006 Plan) and it was subsequently approved by the shareholders at the 2006 Annual Meeting of Shareholders. The 2006 Plan expired on March 23, 2016.
The 2014 Stock Option Plan
On March 27, 2014, the Company’s Board adopted the 2014 Stock Option Plan (2014 Plan) and it was subsequently approved by the shareholders at the 2014 Annual Meeting of Shareholders.  The 2014 Plan provides for the issuance of up to 750,000 shares of the Company’s Common Stock to Directors, officers and key employees of the Company and CWB.  At December 31, 2022, the number of shares to be issued upon exercise of outstanding options granted pursuant to the 2014 Plan was 412,350 shares, and the number of shares of Common Stock remaining available for future issuance under the 2014 Plan was 36,400 shares.  See the tables below entitled “Outstanding Equity Awards at Fiscal Year-End” and “Director Compensation Table” for more information regarding options outstanding as of December 31, 2022.
Eligibility.  Full-time employees, officers and Board members of the Company and subsidiaries, including CWB, are eligible to receive awards under the 2014 Plan at the discretion of the Board.

Plan Term.  The 2014 Plan’s term commenced on May 22, 2014 and will terminate on May 22, 2024 (subject to early termination is described herein).
Administration.  The 2014 Plan is administered by the Board, serving as the “Stock Option Committee”, one or more of whom may also be executive officers and therefore may not be deemed to be “independent,” as that term is defined in the listing standards of the NASDAQ Stock Market, LLC.  Members of the Board receive no additional compensation for their administration of the Plans.  Each Director will abstain from approving the grant of any options to themselves.  Options may be granted only to Directors, officers and key employees of the Company and any subsidiary, including CWB.  Subject to the express provisions of the 2014 Plan, the Board is authorized to construe and interpret the 2014 Plan and make all the determinations necessary or advisable for administration of the 2014 Plan.  The full text of the 2014 Plan is available as Appendix A to the Company’s Amendment No. 1 to Schedule 14A filed with the SEC on May 5, 2014.
Incentive and Non-Qualified Stock Options.  The 2014 Plan provides for the grant of both incentive stock options and non-qualified options.  Incentive stock options are available only to persons who are employees of the Company, and are subject to limitations imposed by applicable sections of the Internal Revenue Code, as amended, including a $100,000 limit on the aggregate fair market value (determined on the date the options are granted) of shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year (under the 2014 Plan and all other “incentive stock option” plans of the Company).  Any options granted under the 2014 Plan which do not meet the limitations for incentive stock options, or which are otherwise not deemed to be incentive stock options, are deemed “non-qualified.”
Amendment and Termination of the 2014 Plan.  The 2014 Plan, and all stock options previously granted under the 2014 Plan, will terminate upon the dissolution or liquidation of the Company, upon a consolidation, reorganization, or merger as a result of which the Company is not the surviving corporation, or upon a sale of all or substantially all of the assets of the Company.  However, all options theretofore granted will become immediately exercisable in their entirety upon the occurrence of any of the foregoing, and any options not exercised immediately upon the occurrence of any of the foregoing events will terminate, unless provision is made for the assumption or substitution thereof.  As a result of these acceleration provisions, even if an outstanding option were not fully vested as to all increments at the time of the event, that option will become fully vested and exercisable.  The Board may at any time suspend, amend or terminate the 2014 Plan, and may, with the consent of the respective optionee, make such modifications to the terms and conditions of outstanding options as it may deem advisable.  Certain amendments to the 2014 Plan may also require shareholder approval if such amendment or modification would: (a) materially increase the number of shares of Common Stock which may be issued under the 2014 Plan; (b) materially increase the number of shares of Common Stock which may be issued at any time under the 2014 Plan to all Directors who are not also officers or key employees of the Company; (c) materially modify the requirements as to eligibility for participation in the 2014 Plan; (d) increase or decrease the exercise price of any option granted under the 2014 Plan; (e) increase the maximum term of options provided for in the 2014 Plan; (f) permit options to be granted to any person who is not an eligible participant; or (g) change any provision of the 2014 Plan which would affect the qualification as an incentive stock option under the 2014 Plan.  The amendment, suspension or termination of the 2014 Plan will not, without the consent of the optionee, alter or impair any rights or obligations under any outstanding option under the 2014 Plan.  The 2014 Plan will terminate by its own terms on March 27, 2024, with options outstanding but unexercised at that time remaining outstanding.
Adjustments Upon Changes in Capitalization.  The total number of shares covered by the 2014 Plan and the price, kind and number of shares subject to outstanding options thereunder, will be appropriately and proportionately adjusted if the outstanding shares of Common Stock are increased, decreased, changed into or exchanged for a different number or kind of shares or securities of the Company through reorganization, merger, recapitalization, reclassification, stock split, stock dividend, stock consolidation or otherwise, without consideration to CWBC as provided in the 2014 Plan.  Fractional share interests of such adjustments may be accumulated, although no fractional shares of stock will be issued under the 2014 Plan.

The 2020 Omnibus Equity Incentive Plan
On February 27, 2020, the Company’s Board adopted the 2020 Omnibus Equity Incentive Plan (2020 Plan) and it was subsequently approved by the shareholders at the 2020 Annual Meeting of Shareholders.  The 2020 Plan provides for the issuance of up to 500,000 shares of the Company’s Common Stock to Directors, officers and key employees and consultants of the Company and CWB pursuant to stock options and restricted stock awards (Awards).  At December 31, 2023, the number of shares to be issued upon exercise of outstanding options granted pursuant to the 2020 Plan was 175,735 shares, and the number of shares of Common Stock remaining available for future issuance under the 2020 Plan was 318,701 shares.  Under the 2020 Plan, a non-employee director of the Company may not be granted Awards (whether through grants of restricted stock or stock options) of more than 100,000 shares of Company Common Stock in any one calendar year.  See the tables below entitled “Outstanding Equity Awards at Fiscal Year-End” and “Director Compensation Table” for more information regarding options outstanding as of December 31, 2023.
Eligibility. Directors, officers, and key employees of, and consultants to, the Company or any subsidiary, including CWB, are eligible to receive awards under the 2020 Plan at the discretion of the Committee.   Consultants may receive such awards if they have rendered bona fide services not in connection with the offer and sale of securities of the Company in a capital raising transaction.
Plan Term.  The 2020 Plan’s term commenced on February 27, 2020 and will terminate on February 27, 2030 (subject to early termination is described herein).
Administration.  The 2020 Plan is administered by the Company’s Compensation Committee (the “Committee” currently comprised of five non-employee directors each of whom meet current independence and experience requirements of the applicable provision of the NASDAQ Listing Rules and requirements of the SEC; provided, however that the Board may, in its sole discretion, resolve to administer the 2020 Plan.  Subject to the express provisions of the 2020 Plan, the Committee is authorized to construe and interpret the 2020 Plan and make all the determinations necessary or advisable for administration of the 2020 Plan.  Members of the Committee and Board receive no additional compensation for their administration of the 2020 Plan.  Awards under the Plan may be in the form of restricted stock and/or stock options, including incentive stock options to eligible grantees.  The full text of the 2020 Plan is available as Appendix B to the Company’s Schedule 14A filed with the SEC on April 13, 2020.
Restricted Stock.  An Award of restricted stock is a grant of shares of the Company Common Stock conditioned upon either the achievement of certain performance criteria or the lapse of time.  Performance criteria may include results for net income, return on average assets, return on average equity, efficiency ratio, and various measure of credit quality such as the ratio of non-performing assets to total assets.
Subject to the terms of the 2020 Plan, the Committee will determine the number of restricted stock subject to an Award to a participant.  The Committee may provide or impose different terms and conditions on any particular Award, including without limitation: (i) the participant’s right to the restricted stock will not vest for a period of time; (ii) restrictions on the sale, assignment, transfer, hypothecation or other disposition of any right or interest in the award; (iii) the requirement that the participant’s rights and interests in the award be forfeited upon termination of employment for specified reasons within a specified period of time; and (iv) the requirement that the participant’s rights and interests in the award be forfeited upon the failure to achieve previously designated performance-based criteria.
Until the restrictions have lapsed, participants may not assign, transfer, sell, exchange, encumber, pledge, or otherwise hypothecate or dispose of any right or interest in the Award, including the underlying restricted stock, other than as permitted by the 2020 Plan.  If participant is employed on the date certain corporate events occur, then all restrictions, terms and conditions applicable to such participant’s restricted stock then outstanding shall be deemed lapsed and satisfied and the participant will become fully vested as of such date.
Until vested and issued in accordance with the 2020 Plan and the restricted stock award agreement, restricted stock underlying an award will not be deemed to be issued and outstanding, and a participant will have no right to vote such shares or receive cash dividends on such shares.
Incentive and Non-Qualified Stock Options.  The 2020 Plan provides for the grant of both incentive stock options and non-qualified options.  Incentive stock options are available only to persons who are employees of the Company, the CWB or any subsidiary, and are subject to limitations imposed by applicable sections of the Internal Revenue Code, as amended, including a $100,000 limit on the aggregate fair market value (determined on the date the options are granted) of shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year (under the 2020 Plan and all other “incentive stock option” plans of the Company).  Any options granted under the 2020 Plan which do not meet the limitations for incentive stock options, or which are otherwise not deemed to be incentive stock options, are deemed “non-qualified.”

Amendment and Termination of the 2020 Plan.  The 2020 Plan, and all stock options previously granted under the 2020 Plan, will terminate upon the dissolution or liquidation of the Company, upon a consolidation, reorganization, or merger as a result of which, after the transaction, the Company’s shares do not represent, or are not converted into, a majority of the shares of the surviving corporation is not the surviving corporation, or upon a sale of all or substantially all of the assets of the Company.  However, the vesting of all awards will accelerate, and all options theretofore granted will become immediately exercisable in their entirety upon the occurrence of any of the foregoing, and any options not exercised immediately upon the occurrence of any of the foregoing events will terminate, unless provision is made for the assumption or substitution thereof.  As a result of these acceleration provisions, even if an outstanding award or option were not fully vested as to all increments at the time of the event, that award or option will become fully vested and, in the case of options, exercisable.  The Board may at any time suspend, amend or terminate the 2020 Plan, and may, with the consent of the respective optionee, make such modifications to the terms and conditions of outstanding options as it may deem advisable.  Certain amendments to the 2020 Plan may also require shareholder approval if such amendment or modification would: (a) materially increase the number of shares of Common Stock which may be issued under the 2020 Plan; (b) materially increase the number of shares of Common Stock which may be issued at any time under the 2020 Plan to all Directors who are not also officers or key employees of the Company; (c) materially modify the requirements as to eligibility for participation in the 2020 Plan; (d) increase or decrease the exercise price of any option granted under the 2020 Plan; (e) increase the maximum term of awards or options provided for in the 2020 Plan; (f) permit awards or options to be granted to any person who is not an eligible participant; or (g) change any provision of the 2020 Plan which would affect the qualification as an incentive stock option under the 2020 Plan.  The amendment, suspension or termination of the 2020 Plan will not, without the consent of the participant, alter or impair any rights or obligations under any outstanding Award or option under the 2020 Plan.
Adjustments Upon Changes in Capitalization.  The total number of shares covered by the 2020 Plan and the price, kind and number of shares subject to outstanding options thereunder, will be appropriately and proportionately adjusted if the outstanding shares of Common Stock are increased, decreased, changed into or exchanged for a different number or kind of shares or securities of the Company through reorganization, merger, recapitalization, reclassification, stock split, stock dividend, stock consolidation or otherwise, without consideration to CWBC as provided in the 2020 Plan.  Fractional share interests of such adjustments may be accumulated, although no fractional shares of stock will be issued under the 2020 Plan.
Holdings of Outstanding Equity Awards
The following table sets forth certain information, pursuant to SEC rules, regarding stock options outstanding at March 31, 2024, for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2024
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
William F. Filippin	15,800	-	-	$6.590	6/25/25
	6,000	-	-	$6.860	3/24/26
	5,000	-	-	$11.200	2/22/28
	7,500	-	-	$10.280	2/28/29
	1,200	800	-	$6.710	4/29/30
	6,000	4,000	-	$9.890	2/25/31
	8,000	12,000	-	$12.940	11/18/31
						3,900	$55,728
Martin E. Plourd	1,650	-	-	$6.699	3/26/25
	20,000	-	-	$6.699	3/26/25
	25,000	-	-	$6.860	3/24/26
	20,000	-	-	$10.300	2/22/27
	10,000	-	-	$10.990	12/20/27
	20,000	-	-	$10.560	11/15/28
	16,000	4,000	-	$10.700	2/27/30
	1,480	1,520	-	$6.710	4/29/30
	15,000	10,000	-	$9.890	2/25/31
	8,000	12,000	-	$12.940	11/18/31
	2,000	8,000	-	$14.72	11/17/32
						10,800	$148,296
Timothy J. Stronks	20,000	-	-	$12.680	7/26/28
	5,000	-	-	$10.280	2/28/29
	1,200	800	-	$6.710	4/29/30
	6,000	4,000	-	$9.890	2/25/31
	3,000	4,500	-	$13.600	2/24/2032
						2,400	$35,328

1.	Each option grant generally vests 20% on each anniversary of the grant date. Each stock option expires 10 years after the date the stock option was granted.

Restricted Stock Award
Martin Plourd was granted 6,000 restricted shares on November 17, 2022, subject to vesting of 20% per year for five years.  The fair market value on the date of the grant was $14.72 per share.  Mr. Filippin was granted 2,500 restricted shares with a fair value of $13.60 on February 24,2022 and 3,000 shares with a fair value of $14.72 on November 17, 2022.  Mr. Stronks was granted 3,000 restricted shares on November 17, 2022, subject to vesting of 20% per year for five years with a fair value of $14.72 per share.

Pension Benefits
Excluding any tax-qualified contribution plan and any nonqualified defined contribution plan, none of the Named Executive Officers or any other key officers participate in any plan that provides for payments or other benefits at, following, or in connection with, retirement.
Treatment of Outstanding Stock Options upon Retirement, Termination or Change of Control
Termination of Employment or Affiliation.  Under the terms of the 2006, 2014, and 2020 Plans (Plans), in the event an optionee ceases to be affiliated with the Company or a subsidiary for any reason other than disability, death or termination for cause, the stock options granted to such optionee will expire at the earlier of the expiration dates specified for the options, or 90 days after the optionee ceases to be so affiliated.  During such a period after cessation of affiliation, the optionee may exercise the option to the extent it was exercisable as of the date of such termination, and thereafter the option expires in its entirety.  If an optionee’s stock option agreement so provides, and if an optionee’s status as an eligible participant is terminated for cause, the options held by such person will expire 30 days after termination, although the Board may, in its sole discretion, within 30 days of such termination, reinstate the option.  If the option is reinstated, the optionee will be permitted to exercise the option only to the extent, for such time, and upon such terms and conditions as if the optionee’s status as an eligible participant had been terminated for a reason other than cause, disability or death, as described above.
Liquidation or Change of Control.  The Plans, and all stock options previously granted under the Plans, terminate upon the dissolution or liquidation of the Company, upon a consolidation, reorganization or merger as a result of which the Company is not the surviving corporation, or upon a sale of all or substantially all of the assets of the Company.  However, all options heretofore granted become immediately exercisable in their entirety upon the occurrence of any of the foregoing, and any options not exercised immediately upon the occurrence of any of the foregoing events will terminate unless provision is made for the assumption or substitution thereof.  As a result of the acceleration provisions, even if an outstanding option were not fully vested as to all increments at the time of the event, that option will become fully vested and exercisable.
Profit Sharing and 401(k) Plan
The Company has established a 401(k) plan for the benefit of its employees.  Employees are eligible to participate in the plan beginning the first of the month following the successful completion of 30 days of employment, subject to certain limitations.  Each plan year, the Company will make a Safe Harbor non-elective employer contribution on behalf of eligible participants who have more than 12 months of service with the Company an amount equal to 3% of such eligible participant’s compensation for such plan year.  The Company’s contributions were determined by the Board and amounted to $426,000 in 2023 and $317,000 in 2022.
Directors’ Compensation
CWB’s non-employee Directors are paid for attendance at CWB Board meetings at the rate of $1,400 ($1,700 for the Chairman) for each regular Board meeting, $400 ($500 for Audit Committee Chairman) each for credit and audit committee meetings, and $400 each for Compensation and Nominating and Governance meetings.  If a Director attends a meeting by videoconferencing, 100% of the fee is received for committee meetings and for Board meetings.  In 2023, no additional discretionary compensation was awarded to the non-employee Directors.  There were no CWBC Director fees paid during 2023.
The following table sets forth the information concerning the compensation paid to each of the Company’s Directors during 2023.  Compensation paid to Martin E. Plourd, Director, President and Chief Executive Officer of CWBC and Chief Executive Officer of CWB, is not included in this table because he was an employee during 2023 and, therefore, received no additional compensation for his service as a Director.
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Martin P. Alwin	21,400	14,800	-	-	-	-	36,200
Robert H. Bartlein	39,600	14,800	-	-	-	-	54,400
Dana L. Boutain	24,100	14,800	-	-	-	-	38,900
Suzanne M. Chadwick	22,200	14,800	-	-	-	-	37,000
Tom L. Dobyns	23,000	14,800	-	-	-	32,500	70,300
John D. Illgen	26,900	14,800	-	-	-	-	41,700
James W. Lokey	35,500	14,800	-	-	-	-	50,300
Shereef Moharram	20,900	14,800	-	-	-	-	35,700
William R. Peeples	22,400	14,800	-	-	-	-	37,200
Christopher R. Raffo	18,300	14,800	-	-	-	-	33,100
Kirk B. Stovesand	39,400	14,800	-	-	-	-	54,200
Celina L. Zacarias	13,700	14,800	-	-	-	-	28,500

1.
Outstanding stock options held by each non-employee Director at March 31, 2024 are as follows:  Dana L. Boutain, 11,000, Tom L. Dobyns, 11,000, John D. Illgen, 6,000; Shereef Moharram, 16,000; Kirk B. Stovesand, 8,000, Chris Raffo, 20,000.  Stock options held at December 31, 2023 by Mr. Plourd are included in the table for the Named Executive Officers under the heading entitled “Outstanding Equity Awards at Fiscal Year-End.”

2.	Column represents the fair value of restricted stock awards granted and vested using the closing price on the date of the grant less cost to the grantee.

3.	Other compensation consists of payments to Tom Dobyns for consulting services.

Pay Versus Performance
During 2022, the SEC adopted new rules requiring that the “pay versus performance” disclosure codified in the Dodd-Frank Act of 2010 be provided by companies filing proxy and information statements regarding executive compensation.  The rules require a disclosure of what is “actually paid” to the PEO (principal executive officer) and NEOs (named executive officers) as well as total shareholder return for the company and its net income.  Compensation actually paid has a specific formula which adds in the fair value of equity awards.  The following table sets forth the pay versus performance information required by the new disclosure:
Year	Summary Compensation Table Total for PEO ($)[1]	Compensation Actually Paid to PEO ($)[2]	Average Summary Compensation Table Total for Non-PEO NEOs ($)[1]	Average Compensation Actually Paid for Non-PEO NEOs ($)[2]	Total Shareholder Return ($)[3]	Net Income ($)
2023	$935,253	$1,045,175	$480,456	$522,883	$64.27	$7,316,012
2022	$983,047	$1,104,189	$555,364	$579,443	$41.22	$13,449,000
2021	$1,081,213	$1,238,459	$518,206	$597,778	$26.31	$13,101,000

1.
For the disclosed time periods, the PEO (Principal Executive Officer) is Marty Plourd, President and CEO of the Company.  The NEOs (Named Executive Officers) are William F. Filippin, the Bank’s President and Timothy J. Stronks, the Bank’s Chief Operating Officer and Chief Risk Officer.

2.	The following table sets forth a reconciliation of summary compensation actually paid to the PEO and NEOs
3.
Total shareholder return represents the cumulative change in the value of a $100 investment based on the value of common stock as measured at December 31, 2020, through and including the fiscal year-end for each reported period and dividend reinvestment during the period.

	2023		2022		2021
Adjustments	PEO ($)	Average of Other NEOs ($)	PEO ($)	Average of Other NEOs ($)	PEO ($)	Average of Other NEOs ($)
Total Compensation from Summary Compensation Table	$935,253	$480,546	$983,047	$555,364	$1,081,213	$518,206
Subtraction: Current year equity awards	-	-	129,520	71,635	257,700	57,800
Year-end value of equity awards granted in the year and unvested at year end	-	-	150,315	81,216	329,101	105,772
Year over year change in fair value of outstanding and unvested equity awards	119,471	43,138	79,830	10,707	58,681	25,529
Year over year change in fair value of equity awards granted in prior years and vested in the year	(9,549)	(801)	20,517	3,792	27,164	6,072
Compensation actually paid (as calculated)	$1,045,175	$522,883	$1,104,189	$579,443	$1,238,459	$597,778

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2024, concerning the beneficial ownership of the Company’s outstanding Common Stock: (i) by persons (other than depositories) known to the Company to own more than 5% of the Company’s outstanding Common Stock; (ii) by each of the Company’s Directors or nominees; (iii) by each of the Named Executive Officers (as hereinafter defined); and (iv) by all current Directors and executive officers as a group.  Management is not aware of any arrangement that may, at a subsequent date, result in a change in control of the Company.

Except as indicated, the address of each of the persons listed below is c/o Community West Bancshares, 445 Pine Avenue, Goleta, CA 93117.

Name and Title	Number of Shares of Common Stock Beneficially Owned (1)	Number of Shares Subject to Vested Stock Options (2)	Percent of Class Beneficially Owned (1) (2)
Martin P. Alwin, Director	4,186	-	*
Robert H. Bartlein, Director, Chairman of the Board, CWB	540,450	-	6.07%
Dana L. Boutain, Director	3,501	11,000	*
Suzanne M. Chadwick, Director	1,763	-	*
Tom L. Dobyns, Director	4,500	11,000	*
William F. Filippin, Director, President and Chief Credit Officer, CWB	13,511	49,500	0.71%
John D. Illgen, Director	30,000	16,000	0.52%
Investors of America, Limited Partnership (3)	568,696	-	6.38%
James W. Lokey, Director	13,054	-	*
Shereef Moharram, Director	20,925	16,000	*
William R. Peeples, Director, Chairman of the Board, CWBC	807,987	-	9.07%
PL Capital Advisors, LLC, Richard J. Lashley, John W. Palmer and Martin P. Alwin (6)	558,675	-	6.27%
Richard Pimentel, Executive Vice President and Chief Financial Officer, CWBC and CWB	600	8,000	*
Martin E. Plourd, Director, President and Chief Executive Officer, CWBC and Chief Executive Officer, CWB	104,412	139,130	2.73%
Christopher R. Raffo, Director (5)	1,739	20,000	*
Kirk B. Stovesand, Director	86,051	8,000	1.06%
Timothy J. Stronks, Executive Vice President and Chief Operating Officer and Chief Risk Officer, CWB	3,100	35,200	*
Philip J. Timyan (4)	506,311	-	5.68%
Celina L. Zacarias, Director	1,000	-	-
All Directors and Executive Officers as a Group (16 in number)	1,636,779	313,830	21.89%
*	Less than 0.50%

1.
Includes shares beneficially owned, directly and indirectly, together with associates, except for shares subject to vested stock options’.  Also includes shares held as trustee and held by or as custodian for minor children.  Unless otherwise noted, all shares are held as community property under California law or with sole investment and voting power.

2.
Shares subject to options held by Directors or executive officers that are exercisable within 60 days after the March 31, 2024 (vested) are treated as issued and outstanding for the purpose of computing the percent of the class owned by such person and the percent of class owned by all Directors and executive officers as a group, but not for the purpose of computing the percent of class owned by any other person.

3.
Address is: 135 North Meramec, Clayton, MO 63105.  These securities are owned by Investors of America, Limited Partnership and may be deemed to be indirectly owned by First Bank, Inc.  Members of the Dierberg Family and the Dierberg Family Trusts are shareholders of First Securities America, Inc., the General Partner of Investors of America, Limited Partnership, and First Bank, Inc.  First Bank, Inc. disclaims beneficial ownership of these securities.

4.
Address is:  105 Front Street #122, Key West, Florida 33040.  Excludes 4,000 shares held by Mr. Timyan’s spouse, Anna S. Belyaev, of which Mr. Timyan disclaims beneficial ownership.  Information is pursuant to the most recent Schedule 13D filed by Mr. Timyan with the SEC on or about July 31, 2020.

5.	Mr. Raffo holds the option to purchase 20,000 shares of Company Common Stock from Philip J Timyan under the terms of an option agreement between Mr. Raffo and Mr. Timyan.
6.
Address is: 750 Eleventh Street South, Suite 202, Naples, FL 34102. Mr. Lashley, Mr. Palmer, and PL Capital Advisors, LLC disclaim beneficial ownership of such Common Stock, except to the extent of their pecuniary interest therein.  Information is pursuant to the most recent Schedule 13D/A filed by Mr. Lashley, Mr. Palmer, Mr. Alwin and PL Capital Advisors, LLC with the SEC on or about March 22, 2022.

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

Certain Directors and executive officers of CWBC, as well as the companies with which such Directors are associated, are customers of and have had banking transactions with CWB in the ordinary course of business. CWB expects to have such ordinary banking transactions with such persons in the future. In the opinion of CWB management, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectability or present other unfavorable features. Although CWB does not have any limits on the aggregate amount it would be willing to lend to Directors and officers as a group, loans to individual Directors and officers must comply with CWB’s internal lending policies and statutory lending limits.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
During the years ended December 31, 2023 and 2022, respectively, the aggregate fees billed by RSM for the audit of the Company’s consolidated financial statements for such fiscal year and for the review of the Company’s interim financial statements was $515,558 and $532,750, respectively.  This amount includes fees related to the fiscal year audit and interim reviews, notwithstanding when the fees were billed or when the services were rendered.  Expenses included were billed from January through December of the fiscal year, notwithstanding when the expenses were incurred.
Tax Fees
During the years ended December 31, 2023 and 2022, the aggregate fees billed by RSM for professional services related to recurring state and federal tax preparation, compliance and consulting were $39,067 and $36,006, respectively.
The Audit Committee of the Company reviewed and discussed with RSM whether the rendering of the non-audit services provided by them to the Company during fiscal 2023 was compatible with their independence.  The Audit Committee pre-approves all audit and permissible non-audit services to be provided by RSM and the estimated fees for these services.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit, audit-related, tax and other services. Pre-approval is generally provided for up to one year and is detailed as to a particular service or category of service.  The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval and the fees for services performed to date.  All services performed by RSM for which fees were billed to the Company during the years ended December 31, 2023 and 2022 as disclosed herein were approved by the Audit Committee pursuant to the procedures outlined herein.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:
Report of Independent Registered Public Accounting Firm	Page 54

Consolidated Balance Sheets as of December 31, 2023 and 2022	Page 57

Consolidated Income Statements for the three years ended December 31, 2023, 2022, and 2021	Page 58

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023, 2022, and 2021	Page 59

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2023, 2022, and 2021	Page 60

Consolidated Statements of Cash Flows for the three years ended December 31, 2023, 2022, and 2021	Page 61

Notes to Consolidated Financial Statements	Page 62

(2) Financial Statement Schedules
Financial statement schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included.
ITEM 16.	FORM 10-K SUMMARY

None

EXHIBITS
Exhibits. The following is a list of exhibits filed as a part of this Annual Report.
3.3	Second Amended and Restated Articles of Incorporation (1)

3.4	Bylaws (2)

3.5	Certificate of Amendment of Bylaws (3)

4.1	Common Stock Certificate (4)

10.22*	Community West Bancshares 2006 Stock Option Plan (5)

10.36*	Employment and Confidentiality Agreement, dated November 2, 2011, by and among Community West Bank, Community West Bancshares and Martin E. Plourd (6)

10.38*	Salary Continuation Agreement, dated January 28, 2014, between Community West Bank and Martin E. Plourd. (1)

10.39*	Community West Bancshares 2014 Stock Option Plan and Form of Stock Option Agreement (7)

10.41*	Employment and Confidentiality Agreement, dated June 1, 2015, among Community West Bank, Community West Bancshares and William F. Filippin. (8)

10.46	Amendment to the Community West Bancshares 2014 Stock Option Plan (9)

10.47*	Employment and Confidentiality Agreement, dated July 23, 2018 among Community West Bank and T. Joseph Stronks, (10) https://www.sec.gov/Archives/edgar/data/1051343/000114036118042234/ex10_47.htm

10.49*	Salary Continuation Agreement, dated September 28, 2018, between Community West Bank and William Filippin (10) https://www.sec.gov/Archives/edgar/data/1051343/000114036118042234/ex10_49.htm

10.50*	Salary Continuation Agreement, dated May 1, 2020, between Community West Bank and Timothy Stronks, (11) https://www.sec.gov/Archives/edgar/data/1051343/000114036120011103/ex10_50.htm

10.51*
Employment and Confidentiality Agreement, dated, January 3, 2022, among Community West Bank and Richard Pimentel.(12)
https://www.sec.gov/Archives/edgar/data/1051343/000114036122019063/brhc10037449_ex10-51.htm

21	Subsidiaries of the Registrant (6)

23.2	Consent of RSM US LLP**

31.1	Certification of the Chief Executive Officer **

31.2	Certification of the Chief Financial Officer **

32.1	Certification pursuant to 18 U.S. C. Section 1350 **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document***
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document***
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document***
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document***
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on January 29, 2014.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 1998.

(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on July 2, 2007.

(4)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form 8-A filed with the Commission on March 12, 1998.

(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 26, 2007.

(6)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on November 3, 2011.

(7)	Incorporated by reference from Registrant’s Statement on Form S-8 (File No 333-201281) filed with the Commission on December 29, 2014.

(8)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2015 filed with the Commission on November 6, 2015.

(9)	Incorporated by reference from the Registrant’s Statement on Form S-8 (File No 323-218994) filed with the Commission on June 27, 2017.

(10)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2018 filed with the Commission on November 2, 2018.

(11)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter and nine months ended September 30, 2015 filed with the Commission on November 6, 2015.

(12)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended March 31, 2022 filed with the Commission on May 13, 2022.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMUNITY WEST BANCSHARES
(Registrant)

Date: April 5, 2024	By:	/s/ William R. Peeples
William R. Peeples
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ William R. Peeples	Director and Chairman of the Board	April 5, 2024
William R. Peeples

/s/ Martin E. Plourd	President and Chief Executive Officer and Director	April 5, 2024
Martin E. Plourd	(Principal Executive Officer)

/s/ Richard Pimentel	Executive Vice President and Chief Financial Officer	April 5, 2024
Richard Pimentel	(Principal Financial and Accounting Officer)

/s/ Martin Alwin	Director	April 5, 2024
Martin Alwin

/s/ Robert H. Bartlein	Director	April 5, 2024
Robert H. Bartlein

/s/ Dana L. Boutain	Director	April 5, 2024
Dana L. Boutain

/s/ Suzanne M. Chadwick	Director	April 5, 2024
Suzanne M. Chadwick

/s/ Tom L. Dobyns	Director	April 5, 2024
Tom L. Dobyns

/s/ John D. Illgen	Director and Secretary of the Board	April 5, 2024
John D. Illgen

/s/ James W. Lokey	Director	April 5, 2024
James W. Lokey

/s/ Shereef Moharram	Director	April 5, 2024
Shereef Moharram

/s/ Christopher Raffo	Director	April 5, 2024
Christopher Raffo

/s/ Kirk B. Stovesand	Director	April 5, 2024
Kirk B. Stovesand

/s/ Celina L. Zacarias	Director	April 5, 2024
Celina L. Zacarias